Form 10-Q
period 2003-06-30
KAANAPALI LAND LLC
filed 2003-08-26
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2003       Commission file #0-50273




                          KAANAPALI LAND, LLC
        (Exact name of registrant as specified in its charter)




       Delaware                           01-0731997
(State of organization)        (IRS Employer Identification No.)




  900 N. Michigan Ave., Chicago, IL                   60611
(Address of principal executive office)             (Zip Code)




Registrant's telephone number, including area code 312/915-1987


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [   ]  No [ X ]

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Condensed Financial Statements . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    18

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    21



PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    21

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                  June 30, 2003 and December 31, 2002
               (Dollars in Thousands, except share data)
                              (Unaudited)



                              A S S E T S
                              -----------
                                            June 30,     December 31,
                                             2003           2002
                                           ---------     -----------
Cash and cash equivalents . . . . . .       $ 12,138          15,848
Receivables, net. . . . . . . . . . .            949           1,959
Property, net . . . . . . . . . . . .        131,737         142,832
Note receivable, net of deferred
  gain of $5,304. . . . . . . . . . .          9,062           --
Prepaid pension costs . . . . . . . .         24,772          25,905
Other assets. . . . . . . . . . . . .          2,010           3,082
                                            --------        --------
                                            $180,668         189,626
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses       $  8,822          10,202
Deferred income taxes . . . . . . . .          8,604           9,143
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . .         17,669          23,560
Other liabilities . . . . . . . . . .         51,500          51,705
Mortgage and other notes payable. . .         11,192          11,248
Investment in unconsolidated entities,
  at equity . . . . . . . . . . . . .         62,728          61,273
                                            --------        --------
        Total liabilities . . . . . .        160,515         167,131

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 6/30/03 and 12/31/02
  non par value (shares authorized -
  4,500,000; shares issued
  1,863,213.49) . . . . . . . . . .            --              --
Additional paid-in capital. . . . . .          5,357           5,357
Accumulated earnings. . . . . . . . .         14,796          17,138
                                            --------        --------
        Total stockholders' equity.           20,153          22,495
                                            --------        --------
                                            $180,668         189,626
                                            ========        ========




              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

                  Condensed Statements of Operations

                Six Months Ended June 30, 2003 and 2002
                              (Unaudited)
               (Dollars in Thousands, except share data)



                                                Six Months Ended
                                                    June 30,
                                             ----------------------
                                                2003         2002
                                              --------     --------
Revenues:
  Sales . . . . . . . . . . . . . . . . .     $  4,606        4,481
  Interest and other income . . . . . . .          181           14
                                              --------     --------
                                                 4,787        4,495
                                              --------     --------
Cost and expenses:
  Cost of sales . . . . . . . . . . . . .        2,969        3,664
  Reduction of post-retirement benefit
    obligation. . . . . . . . . . . . . .       (4,852)      (4,760)
  Selling, general and administrative . .        6,875        6,252
  Interest. . . . . . . . . . . . . . . .          582        1,575
  Depreciation and amortization . . . . .          594        1,498
  Restructuring costs . . . . . . . . . .        --           1,236
                                              --------     --------
                                                 6,168        9,465
                                              --------     --------

Operating loss. . . . . . . . . . . . . .       (1,381)      (4,970)

  Equity in income (loss) from
    unconsolidated investments. . . . . .       (1,500)       6,491
                                              --------     --------
  Income (loss) from continuing
    operations before income taxes. . . .       (2,881)       1,521

  Income tax benefit (expense). . . . . .          539       (1,697)
                                              --------     --------

      Net loss. . . . . . . . . . . . . .     $ (2,342)        (176)
                                              ========     ========

Earnings per share:
  Net loss. . . . . . . . . . . . . . . .     $  (1.26)         (44)
                                              ========     ========

















         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

                  Condensed Statements of Cash Flows

                Six Months Ended June 30, 2003 and 2002
                              (Unaudited)
                        (Dollars in Thousands)



                                                2003         2002
                                              --------     --------
Net cash provided by (used in)
  operating activities. . . . . . . . . .     $ (5,757)     (11,526)

Cash flows from investing activities:
  Property additions. . . . . . . . . . .         (628)         (89)
  Property sales, net . . . . . . . . . .        2,776         --
  Distributions from investments in
    unconsolidated entities . . . . . . .        --           6,516
  Contributions to investments in
    unconsolidated entities . . . . . . .          (45)        --
                                              --------     --------

Net cash provided by (used in)
  investing activities. . . . . . . . . .        2,103        6,247

Cash flows from financing activities:
  Net repayments of debt. . . . . . . . .          (56)         (49)
                                              --------     --------

        Net cash provided by (used in)
          financing activities. . . . . .          (56)         (49)
                                              --------     --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . .       (3,710)      (5,148)
        Cash and cash equivalents at
          beginning of period . . . . . .       15,848       19,988
                                              --------     --------
        Cash and cash equivalents at
          end of period . . . . . . . . .     $ 12,138       14,840
                                              ========     ========

Supplemental disclosure of cash
  flow information:
  Cash paid for interest. . . . . . . . .     $    326          456
                                              ========     ========

Non-cash investing and financing activities:
  Note receivable received in sale
    of Lot 4. . . . . . . . . . . . . . .     $ 14,366        --
  Deferred gain . . . . . . . . . . . . .       (5,304)       --
                                              --------     --------
  Note receivable, net. . . . . . . . . .     $  9,062        --
                                              ========     ========











              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

         Notes to Condensed Consolidated Financial Statements

                              (Unaudited)
                        (Dollars in Thousands)


     Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 2002, which are included in the Company's 2002 Annual Report on Form 10, as amended, (File No. 0-50273), as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by accounting principles generally accepted in the United States for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2002 Annual Report.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

     Kaanapali Land, LLC ("Kaanapali Land"), a Delaware limited liability company is the reorganized entity resulting from the Joint Plan of Reorganization of Amfac Hawaii, LLC ("AHI"), Certain of Its Subsidiaries (together with AHI, the "AHI Debtors") and FHT Corporation ("FHTC " and, together with the AHI Debtors, the "Debtors") under Chapter 11 of the Bankruptcy Code, dated June 11, 2002 (as amended, the "Plan").

     The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). Kaanapali Land continues to work toward completion of the various requirements of the Plan and to implement the restructuring transactions that are contemplated to be effected under the Plan, including, among other things, the resolution of all outstanding claims and distributions on all claims that are allowed under the Plan.

     The assets and liabilities of Kaanapali Land are essentially the same as those of Northbrook and its subsidiaries and, thus, Northbrook is considered to be the predecessor entity of Kaanapali Land.

     The accompanying condensed consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessor (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company's continuing operations are in three business segments - agriculture, property and golf. The Golf segment includes that of Amfac Property Investment Corp. ("APIC"), an equity investee. Though APIC continues to own the Royal Kaanapali Golf Courses, a receiver was appointed to operate them on March 19, 2002 and it is anticipated that APIC will no longer have title to such golf courses after consummation of the settlement with the Employees' Retirement System of the State of Hawaii ("ERS"), as described in Note 8.

     PROPERTY

     The Company's principal land holdings are on the island of Maui. The Company has determined, based on its current projections for the development and/or disposition of its land holdings, that the land holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.


(2)  INVESTMENTS

     The amounts recorded as investment in unconsolidated entities relate to the Company's direct and former indirect investment in APIC.

     Kaanapali Land remains obligated under certain circumstances to fund costs related to the settlement agreement with the ERS described below. In May 2003, the Company funded $283 toward these obligations and in July 2003 the Company funded an additional $591. Remaining funding obligations are currently estimated to be approximately $600. A portion of the aforementioned amounts is anticipated to be reimbursed by AFLP under the Funding Agreement entered into by Kaanapali Land, AFLP and certain other affiliated entities in October 2002. An additional approximate $1,200 is expected to be paid or distributed to former bargaining unit and non-bargaining unit employees should the foreclosure be consummated. The Company continues to record its investment in unconsolidated entities due to its potential funding obligations and because the Company is awaiting final consummation of the ERS settlement agreement. Upon resolution of these matters, the Company expects to record a gain on disposition of its investment for financial reporting purposes to the extent of its investment in unconsolidated entities.

     See Footnote 8 for additional discussion.


(3)  LAND SALES AND MORTGAGE RECEIVABLE

     On January 31, 2003, an option to purchase Lot 2 (an approximate 11.5 acre site in the North Beach area of Kaanapali) was exercised. A non-refundable payment was made for $2 million (before closing costs and prorations). The remainder of the purchase price is secured by a note due March 31, 2004 for approximately $14.4 million, a portion of which is subject to adjustment based on the number of units approved for construction on the site.

     The Company is recording the sale under the cost recovery method of accounting. The full note has been recorded, offset by the entire deferred gain which will be recognized once cash receipts from the purchaser exceed the cost of the property.


(4)  MORTGAGE AND OTHER NOTES PAYABLE

     Each component of the Company's mortgage and other notes payable was entered into by the separate operating subsidiaries of the Company and generally places certain specified restrictions on the transfer of an individual subsidiary's assets, as well as on the use of proceeds generated from operations and the sales of such assets.

     The Waikele Golf Course debt, secured by the Waikele Golf Course, had an original principal balance of $8,500, an interest rate of LIBOR plus 3.75%, principal amortization based on a 25-year amortization schedule and a maturity date of December 1, 2006. The loan has certain cash flow and other financial covenants.

     As a result of insufficient cash flow, as defined, from the operations of the golf course, the lender has required that operating cash flow after debt service, as defined, be placed with them as a deposit. For the period April to June 2003, $78 has been remitted to the lender. Subject to future operations, such deposit will be either returned or used to pay-down the principal balance of the loan.

     In December 1996, Oahu MS, a wholly-owned subsidiary of Kaanapali Land, obtained a $10,000 loan facility from City Bank. The loan, which had been extended through December 1, 2000 with certain modifications, is secured by a mortgage on certain property at the Oahu Sugar mill-site (the sugar plantation was closed in 1995). Such extended loan bore interest at the bank's base rate plus 1.25%. In January 2001, Oahu MS reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $150 upon execution of the agreement leaving a remaining outstanding principal balance of $2,850. On December 1, 2001, Oahu MS reached an agreement with the bank for an additional extension until March 1, 2002. On June 28, 2002, City Bank and Oahu MS entered into an agreement extending the loan for an additional nine months to December 1, 2002 at City Bank's base rate plus 2%. On the maturity date, Oahu MS did not pay the balance due. On January 2, 2003, City Bank filed a complaint for foreclosure. In January 2003, Oahu MS and City Bank commenced settlement discussions. Although City Bank argues that no agreement has been reached between the two parties, Oahu MS contends that a valid and enforceable settlement agreement has been reached as to all material terms providing for a modification and extension of the terms of the loan in question. City Bank terminated negotiations regarding the form of the Loan Modification and Extension Agreement on March 10, 2003. Oahu MS does not have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land. If such loan cannot be further extended, it would likely result in Oahu MS no longer having an ownership interest in the property. Without regard to any offsetting claims asserted by Oahu MS as described above, as this mortgage loan is a recourse obligation of Oahu MS, any deficiency remaining on such loan upon consummation of a foreclosure would continue to be a liability of Oahu MS. The net book value of the mill site land securing the loan is less than the outstanding balance of the indebtedness.


(5)  RENTAL ARRANGEMENTS

     The Company has rented, as lessee, various land, facilities and equipment under operating leases. Most land leases provided for renewal options and minimum rentals plus contingent payments based on revenues or profits. Certain leases where Debtors were the lessee were rejected pursuant to the Plan, which reduced any pre-Petition Date and prospective liability of the Company for them to claims that were allowed under the Plan, if entitled to distributions of cash or Class A Shares of Kaanapali Land as provided in the Plan.


(6)  EMPLOYEE BENEFIT PLANS

     (a)  PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     (b)  RETIREE HEALTH AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, AHI and certain of its affiliates currently provide certain healthcare and life insurance benefits to certain eligible retired employees. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by AHI (or the applicable affiliate) and if they meet a certain length of service criteria. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles and copayments. However, these features, as they apply to bargaining unit retirees, are subject to collective bargaining provisions of a labor contract between each such entity and the International Longshoremen's & Warehousemen's Union as they may have been amended or settled through agreements or memoranda executed with the union at about the time each operating facility was closed. The postretirement life insurance plan is non-contributory.

     Each relevant entity continues to fund benefit costs for both plans on a pay-as-you-go basis, and each entity expects to continue funding its post-retirement health care obligations until the end of 2004, which is a date on or after the date when its legal "Maintenance of Effort" obligation relative to the health care portion expires. These entities believe that they generally have no obligation to continue the post-retirement life insurance benefits, and most intend to terminate such benefits effective at the end of 2003. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates. Unrecognized net actuarial gain related to the reduction in the post-retirement life and medical benefits as a result of the expected termination of the benefits at the end of 2003 and 2004, respectively, is being recognized ratably as a reduction of costs at June 30, 2003.


(7)  INCOME TAXES

     U.S. Federal tax return examinations have been completed for years through 1997. The Company believes adequate provisions for income tax have been recorded for all years. The Company's Federal tax returns for the periods 1998-2000 are currently being examined. The statutes of limitations with respect to the Company's tax returns for 1998 through 2002 remain open.


(8)  COMMITMENTS AND CONTINGENCIES

     Material legal proceedings of the Company are described below. Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor is a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. Those proceedings may now continue since the Plan Effective Date has occurred so long as the plaintiffs therein filed timely claims under the Plan. However, any judgments rendered therein would be subject to the distribution provisions of the Plan, which would in most cases result in the entitlement of such claims to proceeds that are substantially less than the face amount of such judgments. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed.

     The Borrowers have been engaged in settlement negotiations with ERS since 2000, which negotiations have resulted in the execution of the ERS Settlement Agreement in March 2003. Although the Borrowers believe that the transactions contemplated by the ERS Settlement Agreement will be consummated during the third quarter of 2003, the ERS Settlement Agreement is subject to contingencies. However, the most important remaining contingency (apart from the closing itself) was removed on August 5, 2003, when the state court entered an order and judgment confirming the sale to ERS in foreclosure pursuant to the auction held in June 2003, for a bid price of $60,000. Assuming no appeals of such order and judgment are filed and no other remaining contingencies prevent the consummation of the settlement agreement, such foreclosure sale and the consummation of the settlement agreement are expected to occur during September 2003. As a consequence of such contingencies, there can be no assurance as to the consummation of such settlement agreement. Consummation of the ERS Settlement Agreement and the transactions contemplated therein would provide the Company with easements and other rights that it considers adequate for the development or sale of certain of its land assets, but would also result in the Company having no further interest in the RKGC.

     In October 2002, in anticipation of the finalization of the ERS Settlement Agreement, Kaanapali Land, AHI and certain related entities entered into a Funding Agreement (the "Funding Agreement") with APIC, AFI and AFI's parent, Amfac Finance Limited Partnership ("AFLP") that specifies how amounts paid by Kaanapali Land as "Funding Entity" under such settlement agreement will be treated. Kaanapali Land was willing to enter into the Funding Agreement because, among other things, the ERS had threatened to file a significant claim (in an amount that has not been specified by ERS) in the Reorganization Case against the Borrowers who are Debtors, which claim, if allowed in whole or significant part would likely cause a material adverse impact on the Company and its prospects for successfully implementing the Plan. Although the Debtors believe that any such claim would be without merit, either in whole or substantial part, there could be no assurance that it would not ultimately be allowed in a significant amount. The existence of the Funding Agreement made it possible to enter into the ERS Settlement Agreement, which in turn has significantly reduced, if not eliminated, the risk that any such claim will be filed by ERS under the Plan. Generally, 1/6 of the funded amounts shall be treated as capital contributions to AHI and Pioneer Mill and then to APIC, on account of their respective stock ownership in APIC. The remaining 5/6 of such amounts shall be treated as a loan by Kaanapali Land to AFLP, which will then be treated as having been contributed by AFLP, through AFI, to APIC on account of AFI's stock ownership in APIC. The ability of AFLP to reimburse Kaanapali Land for such loan amounts depends on the recovery by AFLP of a judgment it has obtained in certain litigation that is unrelated to the Company. There can be no assurance that AFLP will ultimately realize on such judgment or that it will obtain proceeds relative thereto or otherwise in an amount sufficient to satisfy the loan from Kaanapali Land.

     Concurrently with the execution of the ERS Settlement Agreement, APIC entered into a mutual release agreement with the union representing the bargaining unit employees employed by APIC at the time the receivership commenced. Such agreement shall, upon consummation of the ERS Settlement Agreement, result in certain amounts being paid or distributed to such employees in return for releases by each of them and the union in favor of APIC and the Company. APIC intends to handle its former non-bargaining unit employees employed at the RKGC at such time in substantially the same manner. However, there can be no assurance that such settlement will be consummated, nor that all eligible former employees will take advantage of it. The total amount estimated to be paid to APIC's former employees as a consequence of such settlement is approximately $1.24 million.

     In connection with the Reorganization Case, the ERS, the Debtors and APIC, during the third quarter of 2002, entered into a Stipulation approved by the Bankruptcy Court, which as amended from time to time and approved by the Bankruptcy Court since originally entered, among other things, currently (i) provides for an extension of the bar date by which the ERS must file any claims it may have against any of the Debtors until five (5) business days after written notice from the Debtors and (ii) reserves the rights of the ERS and the Debtors with respect to objections that the ERS may have to the treatment of its claims under the Plan and further provides that such objections, if asserted, will be resolved by the Bankruptcy Court following confirmation of the Plan in the manner as set forth in the Stipulation. The consummation of the ERS Settlement Agreement would result in the release and waiver of any claims that the ERS might have against the Debtors in the Reorganization Case.

     On September 20, 1996, Oahu Sugar Company, LLC, successor by merger to Oahu Sugar Company, Limited ("Oahu Sugar") and a subsidiary of Kaanapali Land, filed a lawsuit, Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, in the Circuit Court of the First Circuit, State of Hawaii.

In the lawsuit, Oahu Sugar, which is a Non-Debtor AHI Subsidiary, alleged that it entered into an agreement to sell to defendants certain sugar cane processing equipment at Oahu Sugar's sugar cane mill in Waipahu. Oahu Sugar alleged that defendants failed to timely dismantle and remove the equipment, as required by the agreement, and that defendants were obligated to pay Oahu Sugar rent for the area occupied by the equipment beyond the time provided for by the parties. Oahu Sugar further alleged that it provided notice to defendants that Oahu Sugar was entitled to treat the equipment as abandoned property and to sell the equipment, because the equipment had not been removed from the property in a timely fashion, as required by the parties' agreement. In its complaint, Oahu Sugar sought, among other things, declaratory relief that it was entitled to treat the equipment as abandoned, damages for breach of contract, and rent under an unjust enrichment theory.

     Defendants filed an answer, as amended, denying the substantive allegations of Oahu Sugar's complaint and asserting various affirmative defenses. In addition, the defendants filed a seven-count counterclaim against Oahu Sugar. In the counterclaim, defendants alleged, among other things, that Oahu Sugar failed to make the equipment available for removal on a timely basis, and that Oahu Sugar otherwise improperly interfered with defendants' plans for the removal and subsequent sale of the equipment. In the counterclaim, defendants sought, among other things, general, special and punitive damages, attorneys' fees, costs, and such other relief as the Court may have deemed appropriate.

     Oahu Sugar's declaratory relief claim was settled in advance of trial.

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751 thousand in attorneys' fees, $28 thousand in costs and $866 thousand in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. The defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict may be entered as of March 2, 2000 or a new judgment order is required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it would not enter a corrected judgment as of March 2, 2000 and that a new judgment order will be required. On April 12, 2001, the court entered the new judgment order on the counterclaims providing for the payment of approximately $2.6 million in damages, $730 thousand in attorneys' fees, $28 thousand in costs, $867 thousand in prejudgment interest, and additional prejudgment interest from January 20, 2000 through April 12, 2001. From and after entry of the order, post-judgment interest will accrue on the unpaid balance at the statutory rate of ten percent per annum until paid in full. Oahu Sugar is pursuing an appeal and the opposing side has filed a cross appeal seeking further relief on any potential retrial of the matter. The case is fully briefed and awaits a decision by the Hawaii Supreme Court. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it has pursued on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

     On or about December 15, 2000, Oahu Sugar and Oahu MS Development Corp. ("Oahu MS", f/k/a Amfac Property Development Corp.), subsidiaries of Kaanapali Land, among others, were named in a lawsuit entitled Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited et al, Civil No. 00-1-3817-12, and filed in the Circuit Court of the First Circuit of Hawaii. In the complaint, as amended, plaintiffs seek a declaration that certain conveyances of real estate made by Oahu Sugar or Oahu MS, since December 1996, were allegedly fraudulent transfers made in violation of the common law, the Hawaii fraudulent transfer act, and rights which they claim arose in connection with the claims they filed in Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, discussed above (hereinafter, "underlying matter"). Plaintiffs seek, among other things, injunctive and declaratory relief, compensatory damages, punitive damages, orders of attachment against sales proceeds, voidance of certain transfers, foreclosure and other remedies in connection with various transfers of real estate made by Oahu Sugar to Oahu MS the Young Men's Christian Association of Honolulu ("YMCA"), and the Filipino Community Center, Inc. ("FCC"), among others, all over the years 1996-2000. Although the amount of damages sought in this case are unspecified, the case arises in connection with the plaintiffs' efforts to realize on their judgment in the earlier action against Oahu Sugar described above. The YMCA and FCC have also been named defendants in this action and have filed cross-claims for relief against Oahu Sugar and Oahu MS for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and Oahu MS have filed answers to the complaint, as amended, and the cross-claims. On May 3, 2001, plaintiffs filed an amended complaint dropping the remedy of foreclosure in connection with certain property transferred to the YMCA and adding various allegations including, without limitation, allegations regarding the final judgment entered in the underlying matter. The case is proceeding and is set for mediation in August 2003 and for trial in April 2004. Oahu Sugar and Oahu MS believe they have meritorious defenses and intend to pursue their defenses vigorously. However, there can be no assurances that this case, when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar or Oahu MS.

     The Company believes that Oahu Sugar has meritorious defenses to the above referenced pending lawsuits that continue to be pending and Oahu Sugar will defend itself vigorously. However, as Oahu Sugar is substantially without assets to satisfy any material existing or future judgment, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to Oahu Sugar, will not have a material adverse effect on the financial condition of Oahu Sugar.

     On October 23, 2002, Oahu MS was named in a civil action entitled City Bank v. Amfac Property Development Corp., et al, pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 02-2494-10. In this case, plaintiff seeks injunctive relief and declaratory relief to cease actions preventing City Bank and its consultants from gaining access to the mortgaged property for environmental testing. In addition, the complaint seeks unspecified damages as may be shown at trial, costs, interest and reasonable attorneys' fees, and such other further relief as the Court awards. Although plaintiff filed a Motion for Preliminary Injunction, no hearing was held on the motion. A stipulation for dismissal without prejudice was entered on July 9, 2003.

     On January 2, 2003, Oahu MS was named in a civil action entitled City Bank v. Amfac Property Development Corp., et al, pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-0005-01. In this case, plaintiff seeks foreclosure of property owned by Oahu and encumbered by a mortgage in favor of Plaintiff. City Bank made a $10.0 million loan to APDC under a loan agreement dated December 18, 1996. City Bank claims that as a result of alleged defaults, the entire amount of the presently unpaid obligations under the loan documents is due and remains due and payable. It alleges that the amount due as of December 2, 2002 is $2,873 plus a per diem charge of $1 accruing on the unpaid principal, until payment is made and/or interest changes, plus advances and expenses incurred in connection with the action. In its complaint, City Bank seeks all amounts allegedly due and owing to City Bank, together with legal interest thereafter to accrue thereon and all advances, costs and attorneys' fees; a foreclosure decree and sale; the appointment of a receiver to conduct an environmental audit on a specified portion of the secured property and to collect rents being paid on a portion of the mortgaged properties; the entry of an order of deficiency against APDC to the extent such exists after sale with execution to follow thereon; and such other relief as the court may deem proper. This action has been consolidated with Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited, et. al. Civil No. 00-1-3817-12. Together with the Complaint, City Bank filed a Motion for Appointment of Receiver alleging that it is entitled to have a receiver appointed for an environmental audit on the mortgaged property and collection of all net rental income assigned to City Bank. With regard to the assignments, on June 28, 2002, Oahu MS and City Bank executed three assignments of net rental income as security for the loan Oahu MS had obtained from City Bank in 1996 ("Assignments"). Two of the Assignments pertained to leases with the Trustees Under the Will and of the Estate of Bernice Pauahi Bishop, Deceased, also known as Kamehameha Schools ("Trustees"): Lease Number 24,710 ("Bougainville Assignment"), and Lease Number 24,720 ("Halawa Assignment"). The third Assignment pertained to leases with Queens's Hospital located on Bougainville Industrial Park and the Halawa Light Industrial Park ("Queen's Assignment"). The three Assignments gave City Bank certain rights in the net rental income derived from each of the properties. This motion was granted.

     The parties commenced settlement discussions in January 2003. Although City Bank argues that no agreement has been reached between the two parties, Oahu MS contends that a valid and enforceable settlement agreement has been reached as to all material terms providing for a modification and extension of the terms of the loan in question.

     On May 12, 2003, City Bank filed a motion for partial summary judgment against all defendants and interlocutory decree of foreclosure and for entry of final judgment pursuant to Hawaii Rules of Civil Procedure 54(b), seeking foreclosure on the Assignments. The motion was granted at the hearing on June 16, 2003, although no order has yet been filed.

     Soon thereafter, on June 5, 2003, Trustees filed a motion to intervene in order to assert their interests in the rental income from the Halawa and Bougainville Assignments. Trustees' Motion was granted on July 23, 2003, and Trustees filed their answer to complaint in this action on July 24, 2003, with a Cross-Claim against Oahu MS.

     Recently, Trustees, City Bank and Oahu MS reached agreement on the terms of a stipulation pertaining to the receivership. Mediation of this and the consolidated matter is set for late August 2003.

     On June 3, 2003, Trustees filed a Complaint against Oahu MS and City Bank in TRUSTEES UNDER THE WILL AND THE ESTATE OF BERNICE PAUGAHI BISHOP, DECEASED, ALSO KNOWN AS KAMEHAMEHA SCHOOLS V. AMFAC PROPERTY DEVELOPMENT CORP., ET AL, in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-1154-05, seeking, among other things, cancellation of its leases with APDC (the leases are the subject matter of the Halawa and Bougainville Assignments discussed above), collection of unpaid net rents on the leases, and appointment of a receiver to collect future subrents under the subleases. Concurrent therewith, Trustees filed a motion for appointment of receiver. Oahu MS filed its answer on June 24, 2003.

     On July 2, 2003, Oahu MS filed a demand for arbitration of Trustees' claims with the American Arbitration Association ("AAA"), and on July 3, 2003, APDC filed a motion to dismiss, or in the alternative, to stay plaintiffs' complaint pending arbitration. On July 2, 2003, Trustees filed a motion for partial summary judgment against all defendants. Both motions were set to be heard on August 11, 2003. Prior to that date, however, the Court informally advised the parties that it would likely enforce the arbitration provisions contained in the leases, and the parties thereafter reached agreement on a stipulation staying the case pending arbitration.

     On or about February 23, 2001 Kekaha Sugar Co., Ltd., a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. has responded to the letter. The United States Environmental Protection Agency performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and results are pending. Kekaha Sugar Co., Ltd. is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of Kekaha Sugar Co., Ltd.

     On or about February 23, 2001, Lihue Plantation received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern including the Lihue Plantation herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed.

     Oahu MS has discovered chlorinated solvents in the groundwater at the former Oahu Sugar Waipahu Sugar Mill site. The contamination does not appear in high concentrations. Oahu MS' recommendation for remediation using hydrogen-releasing compounds has been rejected by the HDOH. Oahu MS may have to do further work at the site. At this point, Oahu MS is unable to identify with certainty the treatment options, if any, that the HDOH may require or approve for the site, or the costs of same.

     Pioneer Mill is engaged in an ongoing cleanup arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site has been assigned a high priority and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. These issues will have to be addressed as they are raised. Currently, Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. Pioneer Mill is currently making arrangements to address the issues evidenced by the test results.

     As a result of an administrative order issued to Oahu Sugar by the Hawaii Department of Health, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Sampling is underway and the investigation is otherwise still in its preliminary stages. Oahu Sugar has submitted a Remedial Investigation Report to the HDOH. The HDOH has provided comments which indicate additional testing may be required.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20,600 for taxes, interest and penalties related to the years 1998-2000. The Company has contacted the IRS to request that it withdraw its claim due to the fact that the Plan leaves the IRS unimpaired relative to any taxes that may be due. The Company has entered into a stipulation with the IRS to such effect which was filed with the bankruptcy court in August 2003 for hearing during the third quarter 2003. In any event, the IRS audit of the period covered by the claim is in its preliminary stages and no deficiencies in taxes have been proposed by the auditors. The Company intends to dispute vigorously any IRS claim for additional taxes, whether asserted by means of the claim filed in the bankruptcy proceeding, arising in the pending audit, or in future audits. However, there can be no assurance that the Company will be successful in such defense and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, either in the bankruptcy court or in connection with the IRS audits, the amount for which the Company could be liable could have a material adverse effect on the Company, given its relatively modest cash position.

     EC Managers, Inc., a subsidiary of Kaanapali Land, and general partner of EC Partners, L.P., formerly known as Arvida/JMB Partners, L.P.-II (the "Partnership"), has been named a defendant in a lawsuit filed on January 11, 1996 in the Circuit Court in and for the Eighteenth Judicial Circuit, Seminole County, Florida entitled Land Investment I, Ltd., Heathrow Land & Development Corporation, Heathrow Shopping Center Associates and Paulucci Investments v. Arvida/JMB Managers-II, Inc., Arvida/JMB Partners, L.P.-II, Arvida Company and JMB Realty Corporation, Case No. 96-62-CA-15E. The complaint, as amended, includes counts for breach of the management agreement, fraud in the inducement and conspiracy to commit fraud in the inducement, breach of the Heathrow partnership agreement and constructive trust in connection with the purchase and management of the Heathrow development. Plaintiffs seek, among other things, unspecified compensatory damages, punitive damages, prejudgment interest, attorneys' fees, costs, and such other relief as the Court deems appropriate. Substantial fact discovery has been conducted to date and the defendants expect further substantial discovery, both of fact and expert witnesses, to take place.

     On June 24, 1999, the Court granted partial summary judgment in favor of the plaintiffs against Arvida Company, finding that Arvida Company owed plaintiffs a fiduciary duty as a broker and advisor under the management agreement. The ruling did not reach the issue of the statute of limitations defense nor whether any such duties were owed in connection with the Partnership's acquisition of an interest in the Heathrow development through the Heathrow partnership.

     Trial of this case is expected in November, 2003.

     Kaanapali Land, as successor by merger, and D/C Distribution, a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 110 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of the subsidiary, there can be no certainty that such subsidiary will be able to satisfy all of its liabilities for these cases. As the subsidiary is without assets to satisfy any material existing or future judgments, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

     Other than as described above and the Reorganization Case as described above, the Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of such routine litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from any of this litigation will not materially adversely affect the Company's consolidated results of operations or its financial condition.


(9)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basis and diluted:

                                                 Six Months Ended
                                                     June 30,
                                              ----------------------
                                                 2003        2002
                                              ----------  ----------
                                             (Amounts in thousands
                                            except per share amounts)

NUMERATOR:
Net loss. . . . . . . . . . . . . . . . . . . $   (2,342)       (176)
                                              ==========  ==========

DENOMINATOR:
Denominator for net income (loss) per
 share - basic and diluted. . . . . . . . . . $    1,863           4
                                              ==========  ==========

Net loss per share - basic and diluted. . . . $    (1.26)        (44)
                                              ==========  ==========

(10) SUBSEQUENT EVENTS

     On August 5, 2003, the Company ("Seller") closed the sale of Lot 4 (an approximate 40 acre site in the North Beach area of Kaanapali) for a purchase price of $33,000. $16,000 of the purchase price was paid in cash (before closing costs and prorations) at closing and the balance was delivered in the form of a promissory note in the original principal amount of $17,000. The promissory note is secured by a first mortgage encumbering Lot 4, and it is due on the earlier to occur of (i) August 4, 2006, or (ii) sixty days following the issuance by the County of Maui of certain entitlements for the development of any portion of Lot 4. The note bears interest at the rate of 8% per annum from August 5, 2003 through and including August 4, 2005. From August 5, 2005 until paid, the note bears interest at the rate of 10% per annum. Interest payments are to be paid monthly. The Company expects to recognize approximately $13,400 of gain for financial reporting purposes.

     Certain access easement rights have been granted to the purchaser over the adjacent parcel (Lot 3) that is owned by the Company and the Company has agreed to pay a portion of the cost of the access road. The Company has also agreed to make available to the purchaser up to 55,000 cubic yards of fill to be used on Lot 4 or Lot 3 if the purchaser exercises its option, as discussed below. Under certain circumstances, an affiliate of Kaanapali Land may be required to make additional land fill available to the purchaser.

     At closing, the Company also granted to the purchaser an option to purchase Lot 3, which expires two years after the closing date on Lot 4. The option price consists of a base price of $22,500, which is subject to potential adjustment upward depending on the number of units permitted to be developed on Lot 3 and Lot 4, and also an adjustment for inflation if the option is exercised after January 1, 2005. There can be no assurance that such option will be exercised or the timing thereof.


ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2003 and for the six months ended June 30, 2003 and 2002. Operating results for the six months ended June 30, 2003 are not necessarily an indication of results that may be expected for the year ended December 31, 2003.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

General

     In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in national and Hawaiian economic conditions, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, and actual versus projected timing of events all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

     Pursuant to the terms and conditions of the Plan and except as otherwise determined in compliance with the Plan or the Order, the Debtors shall continue to exist after the Plan Effective Date as separate legal entities. Except as otherwise provided in the Order or the Plan, the Debtors have been discharged from all claims and liabilities existing through the Plan Effective Date. As such, all persons and entities who had receivables, claims or contracts with the Debtors that first arose prior to the Petition Date and have not previously filed timely claims under the Plan or have not previously reserved their right to do so in the Reorganization Case are precluded from asserting any claims against the Debtors or their assets for any acts, omissions, liabilities, transactions or activities that occurred before the Plan Effective Date.

     On November 14, 2002, pursuant to the Plan, all of the AHI Debtors executed and delivered to Kaanapali Land a certain Secured Promissory Note in the principal amount of $70 million. Such note matures on October 31, 2011 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the real property owned by the AHI Debtors, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

     In addition to such Secured Promissory Note, certain Non-Debtor AHI Subsidiaries continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to AHI). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor AHI Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor AHI Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor AHI Subsidiaries under such Guarantees were assigned by the holders the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor AHI Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor Subsidiaries, however, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

     Those persons and entities that were not affiliated with Northbrook and were holders of COLAs (Certificate of Land Appreciation Notes) on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, are expected to represent approximately 9.5% of the ownership of the Company when all distributions under the Plan are completed. The COLAs were originally issued in 1988 for approximately $385 million. The net proceeds from the COLAs were applied toward the purchase of the net assets of Amfac Hawaii. As of the time of the bankruptcy filing, the COLAs were reduced to approximately $142 million including accrued interest (including those held by Northbrook and its affiliates). Approximately $112 million of such amount represented COLAs held by non-affiliates that were entitled to cash or Class A Shares of the Company.
The primary business of Kaanapali Land is the land development of the Company's assets on the Island of Maui. The Kaanapali 2020 development plan will take many years at significant expense to fully implement, although the material portion of such anticipated expenses are not currently subject to any contractual commitments.

     As of August 18, 2003, the Company had cash of approximately $24,700, (including approximately $15.4 million from the proceeds of the Lot 4 sale in August 2003) which is available for working capital requirements, including future operating expenses, and the Company's obligations for Kaanapali 2020 development costs, environmental remediation costs, including those on former mill-sites, other potential environmental costs, costs pursuant to the ERS settlement agreement, retiree medical insurance benefits (which are generally expected to be paid through the end of 2004), and existing and possible future litigation. Reference is made to the footnotes to the financial Statements. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

      The Company's current indebtedness includes an $8.4 million mortgage loan secured by the Waikele Golf Course which has a maturity date of December 1, 2006, with an interest rate of 6.75% per annum at December 31, 2002. The Company currently expects to service and ultimately refinance such loan in the ordinary course of business. Oahu MS, a subsidiary of Kaanapali Land, is also the borrower under a $2.8 million mortgage loan which had been due and payable since December 1, 2002. At its maturity, this loan carried an interest rate of 6.29% per annum; however, the lender asserts that interest continues to accrue at the default rate of 18% per annum from and after such maturity date. The Company and the lender have engaged in negotiations regarding a possible further extension of the loan, which resulted in a dispute between the parties concerning whether a valid and enforceable settlement agreement resulted therefrom. Oahu MS does not have the funds necessary to pay the remaining balance of the loan. If such loan cannot be further extended or otherwise settled it would likely result in Oahu MS no longer having an ownership interest in the property. The lender has commenced foreclosure proceedings that would lead to such result if the foreclosure were consummated.

     Although the Company does not currently believe that it has any liquidity problems over the near term, should the Company be unable to satisfy its liquidity requirements from proceeds of land sales it will likely pursue alternate financing arrangements. However it cannot be determined at this time what, if any, financing alternatives may be available and at what cost; and therefore there can be no assurance that there will be any available financing and a lack of such financing would have a material adverse effect on the operations of the Company.

RESULTS OF OPERATIONS

     Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

     Property, net decreased and note receivable, net increased in the accompanying balance sheets due to the sale of Lot 2.

    The accumulated post-retirement benefit obligation decreased due in part to benefits paid but primarily due to the effect of the expected termination of the post-retirement life insurance benefits at the end of 2003 and the health care obligations at the end of 2004. Such reductions have been reflected as a reduction of cost items in the Statement of Operations.

     Interest decreased principally due to the discharge of the COLA's and the Senior Indebtedness pursuant to the emergence of the Debtors from bankruptcy in 2002 and the restructuring transactions contemplated by the Plan.

     Depreciation decreased principally due to the cessation of the Kauai Power Plant operations during the first quarter of 2003.

     Restructuring costs for the six months ended June 30, 2002 represent costs incurred in the bankruptcy process. These costs were aggregated with liability reductions to recognize the extraordinary gain on reorganization recorded in the fourth quarter of 2002.

     Equity in income from unconsolidated investments in 2002 includes the Company's share of operations from a hotel property and the gain from the sale of the interests in the hotel in May, 2002.

INFLATION

     Due to the lack of significant fluctuations in the level of inflation in recent years, inflation generally has not had a material effect on real estate development.

     In the future, high rates of inflation may adversely affect real estate development generally because of their impact on interest rates. High interest rates not only increase the cost of borrowed funds to the Company, but can also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. However, high rates of inflation may permit the Company to increase the prices that it charges in connection with real property sales, subject to general economic conditions affecting the real estate industry and local market factors, and therefore may be advantageous where property investments are not highly leveraged with debt or where the cost of such debt has been previously fixed.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally management evaluates these results on an on-going basis. Management's estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different estimates could be made under different assumptions or conditions, and in any event, actual results may differ from the estimates.

     The Company reviews its property for impairment of value. This includes considering certain indications of impairment such as significant changes in asset usage, significant deterioration in the surrounding economy or environmental problems. If such indications are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value, the Company will adjust the carrying value down to its estimated fair value. Fair value is based on management's estimate of the property's fair value based on discounted projected cash flows.

     There are various judgments and uncertainties affecting the application of these and other accounting policies, including the liabilities related to asserted and unasserted claims and the utilization of net operating losses. Materially different amounts may be reported under different circumstances or if different assumptions were used.


ITEM 4.  CONTROLS AND PROCEDURES

     The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of June 30, 2003.

Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable rules and form of the Securities and Exchange Commission for this report.


PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

            3.1 Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

           31.1. Certification of Chief Executive Officer pursuant to Rule 13a-14(a) is filed herewith.

           31.2. Certification of Chief Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

           32. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

                      (1) Previously filed as exhibits to Amfac Hawaii, LLC's Registration Statement on Form S-1 (as amended) under the Securities Act of 1933 (File No. 33-24180) and hereby incorporated by reference.


           (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                               SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            KAANAPALI LAND, LLC



                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: August 26, 2003