Form 10-Q
period 2003-09-30
KAANAPALI LAND LLC
filed 2003-11-14
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2003     Commission file #0-50273




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
Yes [ X ]  No [   ]

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Condensed Consolidated Financial Statements. . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    19

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    22



PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    23

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

               September 30, 2003 and December 31, 2002
               (Dollars in Thousands, except share data)
                              (Unaudited)



                              A S S E T S
                              -----------
                                       September 30,     December 31,
                                           2003             2002
                                       -------------     -----------

Cash and cash equivalents . . . . . .       $ 24,563          15,848
Receivables, net. . . . . . . . . . .          1,132           1,959
Property, net . . . . . . . . . . . .        112,439         142,832
Notes receivable, net of deferred
  gain of $5,304. . . . . . . . . . .         26,062           --
Prepaid pension costs . . . . . . . .         24,648          25,905
Other assets. . . . . . . . . . . . .          2,619           3,082
                                            --------        --------
                                            $191,463         189,626
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses       $ 10,375          10,202
Deferred income taxes . . . . . . . .         12,954           9,143
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . .         14,723          23,560
Other liabilities . . . . . . . . . .         53,044          51,705
Mortgage and other notes payable. . .         11,165          11,248
Investment in unconsolidated entities,
  at equity . . . . . . . . . . . . .          --             61,273
                                            --------        --------
        Total liabilities . . . . . .        102,261         167,131

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 9/30/03 and 12/31/02
  non par value (shares authorized -
  4,500,000; shares issued
  1,863,213.49) . . . . . . . . . .            --              --
Additional paid-in capital. . . . . .          5,357           5,357
Accumulated earnings. . . . . . . . .         83,845          17,138
                                            --------        --------
        Total stockholders' equity.           89,202          22,495
                                            --------        --------
                                            $191,463         189,626
                                            ========        ========



              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

                  Condensed Statements of Operations

        Three and Nine Months Ended September 30, 2003 and 2002
                              (Unaudited)
               (Dollars in Thousands, except share data)


                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                               ------------------  ------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
Revenues:
  Sales . . . . . . . . . . .  $ 15,821     3,302    20,427     7,783
  Interest and
    other income. . . . . . .       330         7       511        21
                               --------  --------  --------  --------
                                 16,151     3,309    20,938     7,804
                               --------  --------  --------  --------
Cost and expenses:
  Cost of sales . . . . . . .     1,579      (284)    4,548     3,380
  Reduction of post-
    retirement benefit
    obligation. . . . . . . .    (2,425)   (2,380)   (7,277)   (7,140)
  Selling, general and
    administrative. . . . . .     5,206     3,126    12,081     9,378
  Interest. . . . . . . . . .       287       411       869     1,986
  Depreciation and
    amortization. . . . . . .       286       749       880     2,247
  Restructuring costs . . . .     --          903     --        2,139
                               --------  --------  --------  --------
                                  4,933     2,525    11,101    11,990
                               --------  --------  --------  --------

Operating income (loss) . . .    11,218       784     9,837    (4,186)

  Equity in income (loss)
    from unconsolidated
    investments . . . . . . .      (110)     (656)     (402)    5,835
                               --------  --------  --------  --------
  Income from continuing
    operations before
    gain on disposition
    of unconsolidated
    investment and
    income taxes. . . . . . .    11,108       128     9,435     1,649

  Gain on disposition
    of unconsolidated
    investment. . . . . . . .    61,083     --       61,083     --
                               --------  --------  --------  --------
  Income before
    income taxes. . . . . . .    72,191       128    70,518     1,649

  Income tax (expense). . . .    (4,350)     (728)   (3,811)   (2,425)
                               --------  --------  --------  --------

      Net income (loss) . . .  $ 67,841      (600)   66,707      (776)
                               ========  ========  ========  ========

Earnings per share:
  Net income (loss) . . . . .  $  36.41      (150)    35.81      (194)
                               ========  ========  ========  ========


         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

             Nine Months Ended September 30, 2003 and 2002
                              (Unaudited)
                        (Dollars in Thousands)



                                                2003         2002
                                              --------     --------

Net cash used in operating activities . .     $ (8,045)      (9,482)

Cash flows from investing activities:
  Property additions. . . . . . . . . . .         (685)        (135)
  Property sales, net . . . . . . . . . .       17,966            1
  Distributions from investments in
    unconsolidated entities . . . . . . .        --          10,475
  Contributions to investments in
    unconsolidated entities . . . . . . .         (438)       --
                                              --------     --------

Net cash provided by investing
  activities. . . . . . . . . . . . . . .       16,843       10,341

Cash flows from financing activities:
  Net repayments of debt. . . . . . . . .          (83)         (79)
                                              --------     --------

  Net cash used in financing activities .          (83)         (79)
                                              --------     --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . .        8,715          780
        Cash and cash equivalents at
          beginning of period . . . . . .       15,848       19,988
                                              --------     --------
        Cash and cash equivalents at
          end of period . . . . . . . . .     $ 24,563       20,768
                                              ========     ========

Supplemental disclosure of cash
  flow information:
  Cash paid for interest. . . . . . . . .     $    485          678
                                              ========     ========

Non-cash investing and financing activities:
  Note receivable received in sale
    of Lot 2. . . . . . . . . . . . . . .     $ 14,366        --
  Deferred gain . . . . . . . . . . . . .       (5,304)       --
                                              --------     --------
                                                 9,062        --
  Note receivable received in sale
    of Lot 4. . . . . . . . . . . . . . .       17,000        --
                                              --------     --------
  Note receivable, net. . . . . . . . . .     $ 26,062        --
                                              ========     ========








              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

         Notes to Condensed Consolidated Financial Statements

                              (Unaudited)
                        (Dollars in Thousands)


     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10, as amended, (File No. 0-50273) for the year ended December 31, 2002.

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

     The Company's continuing operations are in three business segments - agriculture, property and golf. The Golf segment includes that of Amfac Property Investment Corp. ("APIC"), an equity investee which owned the Royal Kaanapali Golf Courses. On March 19, 2002 a receiver was appointed to operate such golf courses and on September 9, 2003 the settlement agreement with the Employees' Retirement System of the State of Hawaii ("ERS") was consummated, which resulted in APIC on longer having an ownership interest in such golf courses, as described in Note 8. After the consummation of such transaction, the Golf segment consists entirely of the Company's investment in the Waikele Golf Club on Oahu.

     PROPERTY

     The Company's principal land holdings are on the island of Maui. The Company has determined, based on its current projections for the development and/or disposition of its land holdings, that the land holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

     USE OF ESTIMATES

     The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities (including disclosure of contingent assets and liabilities) at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In the opinion of management, all adjustments necessary for a fair statement of the financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature.

     Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be achieved in future periods.

     RECLASSIFICATIONS

     Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.


(2)  INVESTMENTS

     The amounts recorded as investment in unconsolidated entities relate to the Company's direct and former indirect investment in APIC.

     Kaanapali Land remains obligated under certain circumstances to fund costs related to the settlement agreement with the ERS described below. Through the date of this report, the Company has funded approximately $1,525 toward these obligations, a portion of which is anticipated to be reimbursed by AFLP under the Funding Agreement entered into by Kaanapali Land, AFLP and certain other affiliated entities in October 2002. On September 9, 2003, the Company and APIC consummated their settlement agreement with the ERS. As a consequence of such transaction, the Company and APIC no longer have any interest in or obligation to the Royal Kaanapali Golf Courses. An additional approximate $1,200 will be paid or distributed to former bargaining unit and non-bargaining unit employees during the fourth quarter of 2003 and 2004 as a result of the consummation of the settlement agreement. As a result of the consummation of the settlement, the Company no longer has any obligations related to the ERS and thus recorded a gain on disposition of its investment for financial reporting purposes to the extent of its investment in unconsolidated entities during the third quarter of 2003.

     See Footnote 8 for additional discussion.


(3)  LAND SALES AND MORTGAGES RECEIVABLE

     On January 31, 2003, an option to purchase Lot 2 (an approximate 11.5 acre site in the North Beach area of Kaanapali) was exercised. A non-refundable payment was made for $2 million (before closing costs and prorations). The remainder of the purchase price is secured by a note due March 31, 2004 for approximately $14,000, a portion of which is subject to adjustment based on the number of units approved for construction on the site.

     The Company is recording the sale under the cost recovery method of accounting. The full note has been recorded, offset by the entire deferred gain which will be recognized once cash receipts from the purchaser exceed the cost of the property.

     On August 5, 2003, the Company closed the sale of Lot 4 (an approximate 40 acre site in the North Beach area of Kaanapali) for a purchase price of $33,000. $16,000 of the purchase price was paid in cash (before closing costs and prorations) at closing and the balance was delivered in the form of a promissory note in the original principal amount of $17,000. The promissory note is secured by a first mortgage encumbering Lot 4, and it is due on the earlier to occur of (i) August 4, 2006, or (ii) sixty days following the issuance by the County of Maui of certain entitlements for the development of any portion of Lot 4. The note bears interest at the rate of 8% per annum from August 5, 2003 through and including August 4, 2005. From August 5, 2005 until paid, the note bears interest at the rate of 10% per annum. Interest payments are to be paid monthly. The Company recognized approximately $13,000 of gain related to this transaction for financial reporting purposes during the third quarter of 2003.

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

     At closing, the Company also granted to the purchaser an option to purchase Lot 3, which expires two years after the closing date on Lot 4. The option price consists of a base price of $22,500, which is subject to potential adjustment upward depending on the number of units permitted to be developed on Lots 3 and 4, and also an adjustment for inflation if the option is exercised after January 1, 2005. There can be no assurance that such option will be exercised or the timing thereof.


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

     In December 1996, Oahu MS, a wholly-owned subsidiary of Kaanapali Land, obtained a $10,000 loan facility from City Bank. The loan, which had been extended through December 1, 2000 with certain modifications, is secured by a mortgage on certain property at the Oahu Sugar mill-site (the sugar plantation was closed in 1995). Such extended loan bore interest at the bank's base rate plus 1.25%. In January 2001, Oahu MS reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $150 upon execution of the agreement leaving a remaining outstanding principal balance of $2,850. On December 1, 2001, Oahu MS reached an agreement with the bank for an additional extension until March 1, 2002. On June 28, 2002, City Bank and Oahu MS entered into an agreement extending the loan for an additional nine months to December 1, 2002 at City Bank's base rate plus 2%. On the maturity date, Oahu MS did not pay the balance due. On January 2, 2003, City Bank filed a complaint for foreclosure. In January 2003, Oahu MS and City Bank commenced settlement discussions. Although City Bank argued that no agreement has been reached between the two parties, Oahu MS contended that a valid and enforceable settlement agreement had been reached as to all material terms providing for a modification and extension of the terms of the loan in question. City Bank terminated negotiations regarding the form
of the Loan Modification and Extension Agreement on March 10, 2003.    As a
consequence of court-supervised mediation during the period commencing in August 2003, Oahu MS and Oahu Sugar have entered into a settlement of certain litigation with City Bank and certain other parties that would, if consummated, include the settlement of all matters concerning the loan and would result in Oahu MS no longer having title to the property. See footnote (8) for a more detailed discussion of such settlement. Oahu MS does not have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land. If such loan cannot be further extended, it would likely result in Oahu MS no longer having an ownership interest in the property. Without regard to any offsetting claims asserted by Oahu MS as described above, as this mortgage loan is a recourse obligation of Oahu MS, any deficiency remaining on such loan upon consummation of a foreclosure would continue to be a liability of Oahu MS. The net book value of the mill site land securing the loan is less than the outstanding balance of the indebtedness.

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

     Each relevant entity continues to fund benefit costs for both plans on a pay-as-you-go basis, and each entity expects to continue funding its post-retirement health care obligations until the end of 2004, which is a date on or after the date when its legal "Maintenance of Effort" obligation relative to the health care portion expires. These entities believe that they generally have no obligation to continue the post-retirement life insurance benefits, and most intend to terminate such benefits effective at the end of 2003. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates. Unrecognized net actuarial gain related to the reduction in the post-retirement life and medical benefits as a result of the expected termination of the benefits at the end of 2003 and 2004, respectively, is being recognized ratably as a reduction of costs at September 30, 2003.

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

     On September 9, 2003, the Company and APIC consummated their settlement agreement with the ERS. As a consequence of such transaction, the Company and APIC no longer have any interest in or obligation to the Royal Kaanapali Golf Courses. However, the Company has received certain easements and other rights respecting certain portions of the golf course land, including, among other things, drainage rights, utility line easements, access rights and the right to reconfigure one of the golf holes to accommodate the construction of a road to serve certain other land owned by the Company. In 2003 the Company escrowed cash as required by the settlement agreement in the approximate amount of $1,500 primarily to satisfy certain debts of APIC to its former creditors and employees and to ensure that funds are available for the reconfiguration of the golf hole as described above. A portion of the amounts so funded are expected to be reimbursed to the Company by AFLP. As discussed below, an additional amount of approximately $1,200 will also be funded by the Company to satisfy certain of its obligations relating to the settlement, other than through the closing escrow, primarily relating to former employees, which amount is expected to be paid, subject to certain conditions, during 2003 and 2004. The settlement also provides the Company and its affiliates and related parties with various releases from the ERS and ensures that the ERS will file no claims with the Bankruptcy Court.

     In October 2002, in anticipation of the finalization of the ERS Settlement Agreement, Kaanapali Land, AHI and certain related entities entered into a Funding Agreement (the "Funding Agreement") with APIC, AFI and AFI's parent, Amfac Finance Limited Partnership ("AFLP") that specifies how amounts paid by Kaanapali Land as "Funding Entity" under such settlement agreement will be treated. Kaanapali Land was willing to enter into the Funding Agreement because, among other things, the ERS had threatened to file a significant claim (in an amount that has not been specified by ERS) in the Reorganization Case against the Borrowers who are Debtors, which claim, if allowed in whole or significant part would likely cause a material adverse impact on the Company and its prospects for successfully implementing the Plan. Although the Debtors believe that any such claim would be without merit, either in whole or substantial part, there could be no assurance that it would not ultimately be allowed in a significant amount. The existence of the Funding Agreement made it possible to enter into the ERS Settlement Agreement, which in turn significantly reduced, if not eliminated, the risk that any such claim would be filed by ERS under the Plan. Generally, 1/6 of the funded amounts shall be treated as capital contributions to AHI and Pioneer Mill and then to APIC, on account of their respective stock ownership in APIC. The remaining 5/6 of such amounts shall be treated as a loan by Kaanapali Land to AFLP, which will then be treated as having been contributed by AFLP, through AFI, to APIC on account of AFI's stock ownership in APIC. The ability of AFLP to reimburse Kaanapali Land for such loan amounts depends on the recovery by AFLP of a judgment it has obtained in certain litigation that is unrelated to the Company. There can be no assurance that AFLP will ultimately realize on such judgment or that it will obtain proceeds relative thereto or otherwise in an amount sufficient to satisfy the loan from Kaanapali Land. Due to uncertainty, no amounts have been recognized in the condensed consolidated financial statements relating to these potential recoveries.

     Concurrently with the execution of the ERS Settlement Agreement, APIC entered into a mutual release agreement with the union representing the bargaining unit employees employed by APIC at the time the receivership commenced. Such agreement will result in certain amounts being paid or distributed to such employees in return for releases by each of them and the union in favor of APIC and the Company. APIC intends to handle its former non-bargaining unit employees employed at the RKGC at such time in substantially the same manner. The total amount estimated to be paid to APIC's former employees as a consequence of the consummation of such settlement is approximately $1,200 and is expected to be paid during the fourth quarter of 2003 and during 2004.

     In connection with the Reorganization Case, the ERS, the Debtors and APIC, during the third quarter of 2002, entered into a Stipulation approved by the Bankruptcy Court, which as amended from time to time and approved by the Bankruptcy Court since originally entered, among other things, (i) provided for an extension of the bar date by which the ERS could file any claims it may have had against any of the Debtors until five (5) business days after written notice from the Debtors and (ii) reserved the rights of the ERS and the Debtors with respect to objections that the ERS may have had to the treatment of its claims under the Plan and further provided that such objections, if asserted, would be resolved by the Bankruptcy Court following confirmation of the Plan in the manner as set forth in the Stipulation. The consummation of the ERS Settlement Agreement resulted in the release and waiver of any claims that the ERS might have had against the Debtors in the Reorganization Case.

     On September 20, 1996, Oahu Sugar Company, LLC, successor by merger to Oahu Sugar Company, Limited ("Oahu Sugar") and a subsidiary of Kaanapali Land, filed a lawsuit (the "First Arakaki Case"), Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, in the Circuit Court of the First Circuit, State of Hawaii. This case is now the subject of a potential settlement, as described below. In the lawsuit, Oahu Sugar, which is a Non-Debtor AHI Subsidiary, alleged that it entered into an agreement to sell to defendants certain sugar cane processing equipment at Oahu Sugar's sugar cane mill in Waipahu. Oahu Sugar alleged that defendants failed to timely dismantle and remove the equipment, as required by the agreement, and that defendants were obligated to pay Oahu Sugar rent for the area occupied by the equipment beyond the time provided for by the parties. Oahu Sugar further alleged that it provided notice to defendants that Oahu Sugar was entitled to treat the equipment as abandoned property and to sell the equipment, because the equipment had not been removed from the property in a timely fashion, as required by the parties' agreement.
In its complaint, Oahu Sugar sought, among other things, declaratory relief that it was entitled to treat the equipment as abandoned, damages for breach of contract, and rent under an unjust enrichment theory.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751 thousand in attorneys' fees, $28 thousand in costs and $866 thousand in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. Since no appeal bond was obtained, the defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court also scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict may be entered as of March 2, 2000 or a new judgment order is required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it would not enter a corrected judgment as of March 2, 2000 and that a new judgment order will be required. On April 12, 2001, the court entered the new judgment order on the counterclaims providing for the payment of approximately $2.6 million in damages, $730 thousand in attorneys' fees, $28 thousand in costs, $867 thousand in prejudgment interest, and additional prejudgment interest from January 20, 2000 through April 12, 2001. From and after entry of the order, post-judgment interest will accrue on the unpaid balance at the statutory rate of ten percent per annum until paid in full. Oahu Sugar is continuing to pursue its appeal in the First Arakaki Case and the opposing side has filed a cross appeal seeking further relief on any potential retrial of the matter. The case is fully briefed and awaits a decision by the Hawaii Supreme Court. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it has pursued on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition. However, the First Arakaki Case is subject to a potential overall settlement with the Second Arakaki Case and the City Bank Foreclosure case, each as described below.

     On or about December 15, 2000, Oahu Sugar and Oahu MS Development Corp. ("Oahu MS", f/k/a Amfac Property Development Corp.), subsidiaries of Kaanapali Land, among others, were named in a lawsuit (the "Second Arakaki Case") entitled Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited et al, Civil No. 00-1-3817-12, and filed in the Circuit Court of the First Circuit of Hawaii. This case is also the subject of a potential settlement as described below. As such settlement has not yet been consummated, the case is proceeding and is set for trial in April 2004.
In the complaint, as amended, plaintiffs seek a declaration that certain conveyances of real estate made by Oahu Sugar or Oahu MS, since December 1996, were allegedly fraudulent transfers made in violation of the common law, the Hawaii fraudulent transfer act, and rights which they claim arose in connection with the claims they filed in the First Arakaki Case. Plaintiffs seek, among other things, injunctive and declaratory relief, compensatory damages, punitive damages, orders of attachment against sales proceeds, voidance of certain transfers, foreclosure and other remedies in connection with various transfers of real estate made by Oahu Sugar to Oahu MS, the Young Men's Christian Association of Honolulu ("YMCA"), and the Filipino Community Center, Inc. ("FCC"), among others, all over the years 1996-2000. Although the amount of damages sought in the Second Arakaki Case are unspecified, the case arises in connection with the plaintiffs' efforts to realize on their judgment in the First Arakaki Case described above. The YMCA and FCC have also been named defendants in this action and have filed cross-claims for relief against Oahu Sugar and Oahu MS for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and Oahu MS have filed answers to the complaint, as amended, and the cross-claims. On May 3, 2001, plaintiffs filed an amended complaint dropping the remedy of foreclosure in connection with certain property transferred to the YMCA and adding various allegations including, without limitation, allegations regarding the final judgment entered in the underlying matter.

     The Company believes that Oahu Sugar and Oahu MS have meritorious defenses to the above referenced pending lawsuits that continue to be pending and they intend to defend themselves vigorously. However, as Oahu Sugar is substantially without assets to satisfy any material existing or future judgment and Oahu MS assets would also be insufficient for such purpose, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to Oahu Sugar and/or Oahu MS, will not have a material adverse effect on the financial condition of Oahu Sugar or Oahu MS.

     On October 23, 2002, Oahu MS was named in a civil action entitled City Bank v. Amfac Property Development Corp., et al, pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 02-2494-10. In this case, plaintiff sought injunctive relief and declaratory relief to cease actions preventing City Bank and its consultants from gaining access to the mortgaged property for environmental testing. In addition, the complaint sought unspecified damages as may be shown at trial, costs, interest and reasonable attorneys' fees, and such other further relief as the Court would choose to award. A stipulation for dismissal without prejudice was entered on July 9, 2003.

     On January 2, 2003, Oahu MS was named in a civil action (the "City Bank Foreclosure Case") entitled City Bank v. Amfac Property Development Corp., et al, pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-0005-01. This case is also the subject of a potential settlement as described below. In this case, plaintiff seeks foreclosure of property owned by Oahu MS and encumbered by a mortgage in favor of City Bank. City Bank made a $10.0 million loan to APDC under a loan agreement dated December 18, 1996. City Bank claims that as a result of alleged defaults, the entire amount of the presently unpaid obligations under the loan documents is due and remains due and payable. It alleges that the amount due as of December 2, 2002 is $2,873 plus a per diem charge of $1 accruing on the unpaid principal, until payment is made and/or interest changes, plus advances and expenses incurred in connection with the action. In its complaint, City Bank seeks all amounts allegedly due and owing to City Bank, together with legal interest thereafter to accrue thereon and all advances, costs and attorneys' fees; a foreclosure decree and sale; the appointment of a receiver to conduct an environmental audit on a specified portion of the secured property and to collect rents being paid on a portion of the mortgaged properties that consist of subleases on improved land; the entry of an order of deficiency against APDC to the extent such exists after sale with execution to follow thereon; and such other relief as the court may deem proper. This action has been consolidated with the Second Arakaki Case described above (together, the "Consolidated Action"). Together with the Complaint, City Bank filed a Motion for Appointment of Receiver alleging that it is entitled to have a receiver appointed for an environmental audit on the mortgaged property and collection of all net rental income assigned to City Bank. With regard to the subleases, on June 28, 2002, Oahu MS and City Bank executed three assignments of net rental income as security for the loan Oahu MS had obtained from City Bank in 1996 ("Assignments"). Two of the Assignments pertained to subleases under leases with the Trustees Under the Will and of the Estate of Bernice Pauahi Bishop, Deceased, also known as Kamehameha Schools ("Trustees"): Lease Number 24,710 ("Bougainville Assignment"), and Lease Number 24,720 ("Halawa Assignment"). The third Assignment pertained to subleases and leases with Queen's Hospital located on Bougainville Industrial Park and the Halawa Light Industrial Park ("Queen's Assignment"). The three Assignments gave City Bank certain rights in the net rental income derived from each of the properties. This motion was granted.

     The parties to the City Bank Foreclosure Action commenced settlement discussions in January 2003. Although City Bank argues that no agreement has been reached between the two parties, Oahu MS contends that a valid and enforceable settlement agreement has been reached as to all material terms providing for a modification and extension of the terms of the loan in question.

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

     Mediation of the Consolidated Action and certain matters concerning the receivership commenced in late August 2003. Trustees did not participate in the mediation as their claims as intervenor had been resolved through agreement with City Bank and their claims against Oahu MS were to be determined through the arbitration proceedings described below. However, Oahu Sugar did participate in the mediation in order that both Oahu MS and its affiliates could achieve an overall settlement of the claims surrounding both the Consolidated Action and the First Arakaki Case.

Mediation was unsuccessful at the initial session; however, the parties continued to meet thereafter with the participation of the mediator and, occasionally, the judge in the Consolidated Action. This resulted in a settlement that was signed by the attorneys for all parties in late September 2003. Such agreement provided the principal terms of the settlement and stated that a more formal and detailed settlement agreement would be drafted and signed.

     In general, the terms of the settlement provide that Oahu MS will deed the mill site property that is encumbered by the City Bank loan to City Bank and will pay City Bank the amount of $100,000, plus certain expenses of the transactions. YMCA and FCC will also contribute money to the settlement, as well as Ticor Title Insurance Company, which had written title insurance policies insuring City Bank, YMCA and FCC. City Bank will provide the plaintiffs with what amounts to a participation in the property and will perform any environmental cleanup required on the property. All parties would be released from the claims brought against them in the Consolidated Action and the First Arakaki Case, effective as of the date that is 91 days after the property is deeded by Oahu MS to City Bank.

     During the course of the negotiations of more detailed agreement, the plaintiffs and City Bank began to dispute one of the terms of the original settlement document. As a consequence, although we believe that a settlement has been reached, the detailed settlement agreement has not been finalized and executed and none of the transactions contemplated by the settlement has occurred. In the event that the detailed settlement agreement is not finalized and executed, the parties are likely to petition the court for relief. However, there can be no assurance that the judge will enforce the original settlement and it is possible that the settlement will collapse and the Consolidated Action will continue to proceed toward trial. In the event that the settlement is not consummated and the Consolidated Action proceeds, there is substantial likelihood that Oahu MS will exhaust its remaining assets during the prosecution of such Action. Therefore, Oahu MS continues to explore its options in this regard.

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

     On or about February 23, 2001, Lihue Plantation received a similar letter from the HDOH assigning the Lihue Plantation site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern including the Lihue Plantation herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Lihue Plantation is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of LPCo.

     Oahu MS has discovered chlorinated solvents in the groundwater at the former Oahu Sugar Waipahu Sugar Mill site. The contamination does not appear in high concentrations. Oahu MS' recommendation for remediation using hydrogen-releasing compounds has been rejected by the HDOH. Oahu MS may have to do further work at the site in the event that the settlement agreement in the various Swift and Arakaki and City Bank cases outlined above is not consummated. At this point, Oahu MS is unable to identify with certainty the treatment options, if any, that the HDOH may require or approve for the site, or the costs of same.

     Pioneer Mill is engaged in an ongoing cleanup arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site has been assigned a high priority and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. These issues will have to be addressed as they are raised. Currently, Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. Pioneer Mill is currently making arrangements to address the issues evidenced by the test results, which are not currently believed to be material to the Company.

     As a result of an administrative order issued to Oahu Sugar by the Hawaii Department of Health, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Sampling is underway and the investigation is otherwise still in its preliminary stages. Oahu Sugar has submitted a Remedial Investigation Report to the HDOH. The HDOH has provided comments which indicate additional testing may be required. Oahu Sugar is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of Oahu Sugar.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20,600 for taxes, interest and penalties related to the years 1998-2000. The Company contacted the IRS to request that it withdraw its claim due to the fact that the Plan leaves the IRS unimpaired relative to any taxes that may be due. The Company has entered into a stipulation with the IRS to such effect which was filed with the bankruptcy court in August 2003 and an order was entered by the court approving such stipulation in October 2003. In any event, the IRS audit of the period covered by the claim is in its preliminary stages and no deficiencies in taxes have been proposed by the auditors. The Company intends to dispute vigorously any IRS claim for additional taxes, whether asserted by means of the claim filed in the bankruptcy proceeding, arising in the pending audit, or in future audits. However, there can be no assurance that the Company will be successful in such defense and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could have a material adverse effect on the Company.

     EC Managers, Inc., a subsidiary of Kaanapali Land, and general partner of EC Partners, L.P., formerly known as Arvida/JMB Partners, L.P.-II (the "Partnership"), was named a defendant in a lawsuit filed on January 11, 1996 in the Circuit Court in and for the Eighteenth Judicial Circuit, Seminole County, Florida entitled Land Investment I, Ltd., Heathrow Land & Development Corporation, Heathrow Shopping Center Associates and Paulucci Investments v. Arvida/JMB Managers-II, Inc., Arvida/JMB Partners, L.P.-II, Arvida Company and JMB Realty Corporation, Case No. 96-62-CA-15E. The complaint, as amended, included counts for breach of the management agreement, fraud in the inducement and conspiracy to commit fraud in the inducement, breach of the Heathrow partnership agreement and constructive trust in connection with the purchase and management of the Heathrow development. Plaintiffs sought, among other things, unspecified compensatory damages, punitive damages, prejudgment interest, attorneys' fees, costs, and such other relief as the Court deemed appropriate.

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

     On October 16-17, 2003, the court heard arguments relating to the parties motions for summary judgment. After argument, the court indicated that it was inclined to enter an order striking all but one claim. At a mediation held on October 18, 2003, the parties entered into a settlement agreement resolving the entire case in consideration of the payment of $3.25 million made on behalf of all of the defendants. A subsidiary of the Company that was the general partner of one of the defendants agreed to contribute $1.95 million to the settlement payment. Mutual general releases were entered into between the parties and the case was dismissed with prejudice on October 24, 2003.

     Kaanapali Land, as successor by merger, and D/C Distribution, a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 140 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of the subsidiary, there can be no certainty that such subsidiary will be able to satisfy all of its liabilities for these cases. As the subsidiary is without assets to satisfy any material existing or future judgments, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

     Northbrook Corporation (predecessor by merger to the Company) has been named in a lawsuit filed in August 2003 in the Circuit Court of Cook County, Chicago, Illinois, styled Silverado Golf & Country Club, Inc. v. JMB Realty Corporation and Northbrook Corporation. The lawsuit seeks unspecified damages and alleges that the defendants engaged in fraudulent conduct in connection with the administration and termination of a defined benefit pension plan that had been sponsored by Northbrook Corporation and certain affiliates and predecessors. The participants in the pension plan included employees of an affiliate who were engaged in employment at the Silverado Country Club & Resort, in Napa, California (the "Resort"). The Resort was and continues to be operated pursuant to a Management Agreement between the plaintiff and Xanterra Parks & Resorts, L.L.C. ("Xanterra"), an entity that is under common control with the defendants. The plaintiffs are also pursuing their claims in a separate action against Xanterra that is currently being arbitrated in San Francisco, California. The defendants in the Chicago action vigorously deny all of the plaintiff's claims. Although the case has only recently been filed and an answer has not yet been filed, the defendants intend to defend, among other things, on the basis that it had no relationship with the plaintiff and no duties to them whatsoever and that the plaintiff was not a participating employer in the pension plan and otherwise had no interest therein. However, there can be no assurance that the plaintiffs will not ultimately prevail on some or all of their claims.

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

(9)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basis and diluted:

                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                               ------------------  ------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
                                        (Amounts in thousands
                                      except per share amounts)
NUMERATOR:
Net income (loss) . . . . . .  $ 67,841      (600)   66,707      (776)
                               ========  ========  ========  ========

                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,        SEPTEMBER 30,
                               ------------------  ------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
                                        (Amounts in thousands
                                      except per share amounts)
DENOMINATOR:
Denominator for net
 income (loss) per share -
 basic and diluted. . . . . .  $  1,863         4     1,863         4
                               ========  ========  ========  ========

Net income (loss) per
 share - basic and diluted. .   $ 36.41      (150)    35.81      (194)
                               ========  ========  ========  ========

ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002. The results of operations for the nine months ended September 30, 2003 have been adjusted to reflect a reduction of $1,208 in the equity in loss from unconsolidated investments from amounts previously reported. Operating results for the three and nine months ended September 30, 2003 are not necessarily an indication of results that may be expected for the year ended December 31, 2003.

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

     Those persons and entities that were not affiliated with Northbrook and were holders of COLAs (Certificate of Land Appreciation Notes) on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, are expected to represent approximately 9.5% of the ownership of the Company when all distributions under the Plan are completed. The COLAs were originally issued in 1988 for approximately $385 million. The net proceeds from the COLAs were applied toward the purchase of the net assets of Amfac Hawaii. As of the time of the bankruptcy filing, the COLAs were reduced to approximately $142 million including accrued interest (including those held by Northbrook and its affiliates). Approximately $112 million of such amount represented COLAs held by non-affiliates that were entitled to cash or Class A Shares of the Company.
The primary business of Kaanapali Land is the land development of the Company's assets on the Island of Maui. The Kaanapali 2020 development plan will take many years at significant expense to fully implement, although most of such anticipated expenses are not currently subject to any contractual commitments.

     As of September 30, 2003, the Company had cash of approximately $24.6 million, which is available for working capital requirements, including future operating expenses, and the Company's obligations for Kaanapali 2020 development costs, environmental remediation costs, including those on former mill-sites, other potential environmental costs, costs pursuant to the ERS settlement agreement, retiree medical insurance benefits (which are generally expected to be paid through the end of 2004), and existing and possible future litigation. Reference is made to the footnotes to the financial Statements. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

      The Company's current indebtedness includes an $8.4 million mortgage loan secured by the Waikele Golf Course which has a maturity date of December 1, 2006, with an interest rate of 6.75% per annum at December 31, 2002. The Company currently expects to service and ultimately refinance such loan in the ordinary course of business. Oahu MS, a subsidiary of Kaanapali Land, is also the borrower under a $2.8 million mortgage loan which had been due and payable since December 1, 2002. At its maturity, this loan carried an interest rate of 6.29% per annum; however, the lender asserts that interest continues to accrue at the default rate of 18% per annum from and after such maturity date. The Company and the lender have engaged in negotiations regarding a possible further extension of the loan, which resulted in a dispute between the parties concerning whether a valid and enforceable settlement agreement resulted therefrom. Oahu MS does not have the funds necessary to pay the remaining balance of the loan. As a consequence of court-supervised mediation during the period commencing in August 2003, Oahu MS and Oahu Sugar have entered into a settlement of certain litigation with City Bank and certain other parties that would, if consummated, include the settlement of all matters concerning the loan and would result in Oahu MS no longer having title to the property. See footnote (8) of the condensed consolidated financial statements for a more detailed discussion of such settlement.

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

     Property, net decreased and note receivable, net increased in the accompanying balance sheets due to the sales of Lot 2 and Lot 4.

     Interest income increased primarily as a result of income earned on notes receivable arising from 2003 property sales.

    The accumulated post-retirement benefit obligation decreased due in part to benefits paid but primarily due to the effect of the expected termination of the post-retirement life insurance benefits at the end of 2003 and the health care obligations at the end of 2004. Such reductions have been reflected as a reduction of cost items in the Consolidated Statement of Operations.

     The investment in unconsolidated entities, at equity decrease and the gain on disposition of unconsolidated investment increase is due to the consummation of the settlement agreement with the ERS, which resulted in the Company no longer having any interest in the Royal Kaanapali Golf Courses.

     The increase in sales is primarily due to the sale of Lot 4 during the third quarter of 2003.

     Selling, general and administrative increased primarily due to an increase in the allowance for receivables relating to the loans made by Kaanapali Land to AFLP in conjunction with the consummation of the ERS Settlement Agreement. Because there can be no assurance that AFLP will have funds sufficient to satisfy the loans from Kaanapali Land, the total amount of the loans has been reserved.

     Interest decreased principally due to the discharge of the COLA's and the Senior Indebtedness pursuant to the emergence of the Debtors from bankruptcy in 2002 and the restructuring transactions contemplated by the Plan.

     Depreciation decreased principally due to the cessation of the Kauai Power Plant operations during the first quarter of 2003.

     Restructuring costs for the nine months ended September 30, 2002 represent costs incurred in the bankruptcy process. These costs were aggregated with liability reductions to recognize the extraordinary gain on reorganization recorded in the fourth quarter of 2002.

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


ITEM 4.  CONTROLS AND PROCEDURES

     The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

            3.1 Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

           10.1 Property Purchase and Option Agreement by and between NB Lot 4, LLC, Maui Beach Resort Limited Partnership, and NB Lot 3, LLC dated August 4, 2003.

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

           99.1 Settlement Agreement dated March 14, 2003 between Amfac Property Investment Corp., Amfac Hawaii, LLC, Pioneer Mill Company, Limited, and Employees' Retirement System of the State of Hawaii.

     (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by the report.

                 The Company's report on Form 8-K (File No. 0-50273) for August 5, 2003, filed on August 22, 2003 describing the sale of Lot 4 was filed.

                 The Company's report on Form 8-K (File No. 0-50273) for September 9, 2003, filed on September 26, 2003 describing the consummation of the settlement agreement with the Employees' Retirement System of the State of Hawaii was filed.

                               SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            KAANAPALI LAND, LLC


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: November 14, 2003