Form 10-K
period 2003-12-31
KAANAPALI LAND LLC
filed 2004-03-30
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934


For the fiscal year
ended December 31, 2003                    Commission File Number #0-50273


                              KAANAPALI LAND, LLC
            (Exact name of registrant as specified in its charter)


        Delaware                               01-0731997
(State of organization)             (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois           60611
(Address of principal executive office)         (Zip Code)

Registrant's telephone number, including area code  312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
      Title of each class                  on which each class
      to be so registered                  is to be registered
      -------------------                  ---------------------

            N/A                                    N/A

Securities registered pursuant to Section 12(g) of the Act:

             Limited Liability Company Interests (Class A Shares)
             ----------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.    Yes [ X ]   No [   ]

Documents incorporated by reference:  None

                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .   11

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .   11

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . .   19


PART II

Item 5.       Market Price of and Dividends on the
              Registrant's Common Equity and
              Related Stockholder Matters. . . . . . . . . . .   19

Item 6.       Financial Information. . . . . . . . . . . . . .   20

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .   21

Item 7A.      Quantitative and Qualitative Disclosures
              about Market Risk. . . . . . . . . . . . . . . .   26

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   27

Item 9.       Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure . . . . . . . . . . . .   60

Item 9A.      Controls and Procedures. . . . . . . . . . . . .   60


PART III

ITEM 10.      Managers and Executive Officers
              of the Registrant. . . . . . . . . . . . . . . .   60

Item 11.      Executive Compensation . . . . . . . . . . . . .   63

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   64

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   65

Item 14.      Principal Accountant Fees and Services . . . . .   65


PART IV

Item 15.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   66


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   68

                                    PART I

ITEM 1.  BUSINESS

     Kaanapali Land, LLC ("Kaanapali Land"), a Delaware limited liability company, is the reorganized entity resulting from the Joint Plan of Reorganization of Amfac Hawaii, LLC (now known as KLC Land Company, LLC ("KLC Land")), Certain of its subsidiaries (together with KLC Land, the "KLC Debtors") and FHT Corporation ("FHTC" and, together with the KLC Debtors, the "Debtors") under Chapter 11 of the Bankruptcy Code, dated June 11, 2002 (as amended, the "Plan"). As indicated in the Plan, Kaanapali Land has elected to be taxable as a corporation. The Debtors had filed their petitions for reorganization under Chapter 11 on February 27, 2002 (the "Petition Date") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court"), which petitions were consolidated into a single joint proceeding by the Bankruptcy Court (the "Reorganization Case").

     The principal goal of the Plan was to address the Debtors' debt burdens so that the Debtors could emerge from Chapter 11 with a viable capital structure and with the resources necessary to operate their land development business. The Plan achieved this goal by converting certain indebtedness and other liabilities of the Debtors into new equity of Kaanapali Land (to the extent such creditors did not elect an available cash distribution option). Another goal of the Plan was to secure additional liquidity for the Debtors to help fund future operations. The Plan achieved this goal through the Merger of FHTC with Northbrook Corporation ("Northbrook"), which made the assets and liquidity of Northbrook available to the Debtors to help fund their land development business. FHTC was the surviving entity in such merger, and shortly thereafter was in turn merged into Kaanapali Land pursuant to the Plan.

     The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). Kaanapali Land continues to work toward completion of the various requirements of the Plan and to implement the restructuring transactions that are contemplated to be effected under the Plan, including, among other things, the resolution of all outstanding claims and distributions on all claims that are allowed under the Plan. All material requirements and transactions that the Company must implement under the Plan are described herein. References in this Form 10-K to Kaanapali Land or the Company for dates on or after the Plan Effective Date are to the entity surviving the Reorganization Case and for dates before the Plan Effective Date are to predecessor entities, unless otherwise specified.

     KLC Land (formerly known as Amfac Hawaii, LLC and, previously, Amfac/JMB Hawaii, LLC) is a Hawaii limited liability company that is a wholly-owned subsidiary of Kaanapali Land. KLC Land and Kaanapali Land have continued the businesses formerly conducted by KLC Land and its subsidiaries prior to the bankruptcy, although some of such businesses have been discontinued or reduced in scope as described herein.

     Northbrook was formed in 1978 as a holding company to facilitate the purchase of a number of businesses, generally relating to short line railroads, rail car leasing and light manufacturing. Over 90% of the stock of Northbrook was purchased by persons and entities affiliated with JMB Realty Corporation, through a series of stock purchases in 1987 and 1988. One of Northbrook's subsidiaries (since merged into Northbrook) purchased the stock of Amfac, Inc. ("Amfac"), in 1988, pursuant to a public tender offer, and thus Amfac became an indirect subsidiary of Northbrook at such time. As a consequence of the merger of Amfac into Northbrook in 1995, KLC Land, FHTC and Amfac's other direct subsidiaries became direct subsidiaries of Northbrook. All existing shareholders of Northbrook contributed their shares to Pacific Trail Holdings, LLC ("Pacific Trail") in 2000. Pursuant to the Plan, Northbrook was merged into FHTC and FHTC was thereafter merged into Kaanapali Land in November 2002.

     Kaanapali Land's subsidiaries include the Debtors as reorganized under the Plan, certain subsidiaries of KLC Land that were not debtors (the "Non-Debtor KLC Subsidiaries") and other former subsidiaries of Northbrook (collectively with Kaanapali Land, all the Reorganized Debtors, the Non-Debtor KLC Subsidiaries and such other subsidiaries are referred to herein as the "Company"). Kaanapali Land will pursue its businesses utilizing the assets of the KLC Debtors and the Non-Debtor KLC Subsidiaries and the assets formerly owned by Northbrook and its other subsidiaries.

     The Company operates in three primary business segments: (i) Land Development, Management, Investment and Sales, (ii) Agriculture and (iii) Golf. As discussed below, of the foregoing, the Company's primary business is Land Development, Management, Investment and Sales. The Company operates through a number of subsidiaries, each of which is 100% owned directly or indirectly by Kaanapali Land, LLC.

     SUMMARY OF PLAN

     Material aspects of the history and business of the Company, the Plan, the procedures for consummating the Plan and the risks attendant thereto were set forth in a Second Amended Disclosure Statement With Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of Its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, dated June 11, 2002 (the "Disclosure Statement"). The Disclosure Statement and the Plan are each filed as Exhibits to Form 10 filed on May 1, 2003 and incorporated herein by reference.

     All claims against the Debtors were deemed discharged as of the Plan Effective Date, provided that creditors with allowed claims became entitled to receive distributions under the Plan as of that date and provided that the Plan does not impair any claims of taxing authorities. The time for filing proofs of claim relating to all classes of claims has expired, including the period for those whose executory contracts were rejected by the Debtors. Therefore, all claims that may be asserted by the creditors against the Debtors relative to amounts due on pre-petition obligations as of the Plan Effective Date, with the exception of a potential claim of the Internal Revenue Service ("IRS") described below, are known.

     The Limited Liability Company Agreement of Kaanapali Land (the "LLC Agreement") provides for two classes of membership interests, "Class A Shares" and "Class B Shares", which have substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares are represented by a "Class A Representative" who must approve certain transactions proposed by Kaanapali Land before they can be undertaken. The Class A Representative is further entitled to receive certain reports from the Company and meet with Company officials on a periodic basis. Reference is made to the LLC Agreement for a more detailed discussion of these provisions. Class B Shares are held by Pacific Trail Holdings, LLC ("Pacific Trail") and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Reference is made to Item 11 below for a further explanation of the LLC Agreement and the rights and duties of the Class A Representative.

     As of December 31, 2003, Kaanapali Land has distributed or has authorized its distribution agent to distribute, in the aggregate, approximately $1,804,000 in cash and approximately 159,761 Class A Shares on account of the claims that have been made, and expects that ultimately an additional approximately $27,000 in cash and approximately 16,000 Class A Shares will be distributed on account of such remaining claims, assuming that all holders of such claims comply with the requirements for distribution.

     Kaanapali Land has issued all Class B Shares required to be issued under the Plan to Pacific Trail and those entities and individuals who are affiliated with Pacific Trail that are entitled to Class B Shares. As a consequence, Kaanapali Land has approximately 1,631,513 Class B Shares outstanding.

     A number of claims, primarily relating to matters that were in litigation on the Petition Date, or personal injury or employee matters where litigation was threatened, have not been resolved and are being disputed by the Company. The Company has petitioned the Bankruptcy Court to dismiss such claims. Even if the Bankruptcy Court ruled that all such claims were allowed claims entitled to distribution, which the Company believes is highly unlikely, the maximum cash exposure to the Company thereon is not material and the maximum exposure for the issuance of additional Class A Shares is approximately 1,281 shares.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20.6 million for taxes, interest and penalties related to the years 1998-2000. However, the Company has entered into a stipulation with the IRS whereby the IRS has withdrawn its claim due to the fact that the Plan leaves the IRS unimpaired relative to any taxes that may be due. As a result of the examination relative to the years 1998-2000 the IRS has proposed adjustments which in the aggregate reflect deficiencies in taxes of approximately $7.4 million (before interest). The Company is in the process of reviewing the proposed adjustments and intends to contest the deficiency. However, there can be no assurance that the Company will be successful in such contest and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could be material.

     KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations, except those relating to the Waikele Golf Course whose operations are conducted by another direct subsidiary of Kaanapali Land. KLC Land conducts all of its business through various subsidiaries. Those with remaining assets of significant net value include KLC Holdings, LLC ("KLC") and Kaanapali Development Corp. ("KDC") and certain limited liability companies owned 50% each by KLC and KDC.

     The Company has completed certain restructuring transactions and intends to complete others, as permitted by the Plan, for the purpose of simplifying the corporate structure and administrative organization of the Company. The general impact of such transactions will be to reduce the number of subsidiaries of Kaanapali Land and to move assets into those entities that make the most sense for administrative reasons or to facilitate future transactions with third parties. Other than the dissolution of inactive subsidiaries, the Company has (i) contributed its remaining North Beach lots on Maui to newly formed limited liability companies, 50% owned each by KLC and KDC, (2) obtained modest cash proceeds for the redemption of its indirect interest in the majority owner of APIC, and (3) merged Oahu Sugar Company, Limited into a newly-formed limited liability company. Subsequent to the consummation of the ERS settlement during the third quarter of 2003 (as described below), the Company merged PMCo into a newly formed limited liability company and transferred PMCo's remaining Kaanapali lands to KDC in order that all lands relating to the Kaanapali 2020 development (or adjacent thereto) are held for development or sale by KDC. It is expected that further restructuring transactions will be undertaken over time as entities wind up their affairs or are otherwise no longer necessary to the ongoing business of the Company.
These transactions will likely be in the form of dissolutions or mergers.

     LAND DEVELOPMENT, MANAGEMENT, INVESTMENT AND SALES

     KAANAPALI 2020 DEVELOPMENT PLANS. "Kaanapali 2020", the comprehensive plan for approximately 4,000 acres of land in the Kaanapali/Honokawai area on the west side of Maui, Hawaii is Kaanapali Land's principal entitlement focus. The development work is being done by KDC, which owns substantially all of the land within the Kaanapali 2020 boundaries. Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 development plan. While some of these lands have some form of entitlements, it is anticipated that all of the land to be developed will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. Approximately 1,500 acres of this land is located toward the top of mountain ridges and in gulches and is classified as conservation land, which precludes development. However, this land, and other land that will be designated as open space, is an important component of the overall project and is part of obtaining the entitlements for the land as a whole.

     The process of determining market and project feasibility will be ongoing with pursuit of entitlements. If KDC obtains the necessary entitlements, it intends, if market and project feasibility studies justify it, to develop some or all of the project (either alone or through one or more joint ventures with strategic partners) and/or sell some or all of the entitled parcels. KDC will need to apply for subdivision of the land in order to develop or sell the parcels. As a condition to subdivision of the land, the county will generally require the completion or bonding of certain infrastructure, including roads, water and sewer facilities, each of which will require their own building and grading permits.

     For the last few years, KDC has been working with the West Maui community to involve the community in plans for the use and development of the Kaanapali 2020 lands. Committees, comprised of private sector individuals from the community as well as public employee participants, have been working with KDC to create a vision for the future of the Kaanapali lands. This development strategy has been used in several communities, including the successful Weston, Florida planned community that has recently been substantially completed by an affiliate of Kaanapali Land. Management is optimistic that a development plan can be implemented with the support of the community that meets Kaanapali Land's long-term financial objectives.

     The Kaanapali 2020 development plan is currently at a predevelopment stage. The development plan is now in the process of being finalized to the extent necessary to commence the entitlement process, and it is expected that the aforementioned applications will be submitted during the second quarter of 2004. However, these applications are preliminary in nature as KDC has been advised by the applicable government agencies that their submittal is a prerequisite to the review and approval of the environmental impact statement ("EIS") that is included as an exhibit. Although KDC does not believe as a legal matter that submission of the applications is a necessary prerequisite to the submittal and approval of the EIS, KDC has decided to proceed as requested by such agencies. Thus, it is expected that later amendments will be submitted as KDC continues to refine its market and feasibility studies for the project. Approximately 990 acres of land have been identified for development expected to contain approximately 3,000 residential units along with commercial, retail and recreational assets. The balance of the land is expected to remain open space or agricultural. Over the next few years, the Company expects to seek the necessary approvals to pursue its business strategy.

     PROJECT PLANNING AND DEVELOPMENT. The Company's real estate development approach, for land which it holds for development rather than investment, is designed to enhance the value of its properties in phases. In most instances, the development process begins with the preparation of market and feasibility studies that consider potential uses for the property, as well as costs associated with the development of those uses. The studies consider factors such as location, physical characteristics, demographic patterns, anticipated absorption rates, transportation, development costs and regulatory and environmental requirements.

     The Company expects to prepare a land plan that is consistent with the findings of the studies and then to commence the process of applying for the entitlements necessary to permit the development of the property in accordance with the land plan. The length and difficulty of obtaining the requisite entitlements, as well as the cost of complying with any conditions attached to the entitlements, are significant factors in determining the viability of the Company's development projects. Applications for entitlements include applications for state land use reclassification, county community plan amendments and changes in zoning.

     The entitlement process can involve substantial amounts of time and expense. The applications generally require the submission of comprehensive plans that involve the use of consultants and other professionals. Parties affected by the development can challenge the applications at the time of submission, which may substantially delay the process. Generally, once the applications are deemed acceptable, the various governing agencies involved in the entitlement process commence consideration of the requested entitlements. The applicable agencies often impose conditions, which may be costly to the developer, on any approvals of the entitlements. These conditions may include the requirement that the Company dedicate land for public use, fund infrastructure improvements, pay impact fees and provide affordable housing in the area of the development. The Company may also be subject to conditions that the entitlement will be revoked if the development of the project does not take place within a particular time period. If there is a significant change in the land plans, if the governmental requirements change, or if market feasibility conditions change subsequent to obtaining the county approvals, the Company may be required to apply for amendments to the existing entitlement. The amendment process can also be lengthy and costly, and it may result in additional conditions attaching to any approvals.

     If the Company is not successful in obtaining the necessary entitlements to develop the property as originally planned, the Company may be required to revise its land plan. In that case, development of the land in accordance with revised plans may not be as economically viable as the original land plan. There can be no assurance that all necessary approvals will be obtained, that modifications to those plans will not require additional approvals, or that such additional approvals will be obtained, nor can there be any assurance as to the timing of such events.

     OAHU SUGAR MILL SITE DEVELOPMENT. In 1995, the Company closed the Oahu Sugar Company plantation. The former sugar mill site, owned by a subsidiary of Kaanapali Land, was comprised of approximately 15 acres and is located in Waipahu, approximately 10 miles west of downtown Honolulu, near Pearl Harbor. The subsidiary had received county zoning approval for a light industrial subdivision on the property. The Company had expected to market this property in bulk after addressing certain identified environmental issues. However, sale of the property was not expected to yield significant net cash proceeds to the Company because the property was encumbered by liens totalling approximately $3.4 million, including accrued interest, as of December 12, 2003 pursuant to bank mortgage financing in an amount which approximates the anticipated value of the property. The lender filed a complaint for foreclosure of the property after prolonged negotiations for extension of the financing. In December 2003, a settlement was reached with the lender which resulted in the Company no longer having an ownership interest in the property in consideration of the Company being released from its obligations relating to the mortgage and accrued interest encumbering the property.

     LAND MANAGEMENT AND SALES. Apart from the golf course property (discussed below) and the Kaanapali 2020 lands, the Company owns approximately 390 acres of remaining land. The site of the Pioneer Mill sugar mill that was closed in 1997 ("Pioneer Mill Site") located in Lahaina and owned by a subsidiary of the Company, is approximately 19.5 acres and is zoned for industrial use. Pioneer Mill also owns several parcels, known collectively as the "Wainee Lands", which are located in Lahaina south of the mill site. The Wainee Lands include approximately 235 acres and are classified and zoned for agricultural use. However, the Company believes that certain portions of the Wainee Lands might be developed for a number of uses compatible with the close proximity of the Wainee Lands to the Lahaina city-center, including both affordable and market housing and certain recreational and service uses, once the property is reclassified and rezoned. However, the Company is currently considering several options for the Wainee Lands. The Company also owns less than 100 acres of miscellaneous land parcels located on the Islands of Kauai, Maui and Oahu. These miscellaneous parcels primarily include former sugar mill sites, other land associated with now-closed sugar growing and processing operations and water-related assets. It is not expected that upon sale these miscellaneous parcels will yield any significant cash proceeds to the Company.

     AGRICULTURE

     HISTORIC OPERATIONS. A significant portion of the Company's revenues were formerly derived from agricultural operations primarily consisting of the cultivation, milling and sale of raw sugar. The last remaining sugar plantation of the Company, owned by a subsidiary of Kaanapali Land was shut down at the end of 2000. In September 2001, the Company also ceased its coffee operations, which were owned by a subsidiary of Kaanapali Land. The Company liquidated its remaining inventory of coffee beans and is in the process of liquidating its mill equipment. The Company leased to a third party portions of the Kaanapali 2020 land on which the coffee trees are located for the purpose of continuing agricultural coffee operations on such land. The lessee is in the process of purchasing the Company's coffee mill equipment which should be completed during either the first or second quarter of 2004. Most sugar mill equipment with significant value has already been sold.

     SEED CORN OPERATIONS. The Company's seed corn operations are located on former Maui sugar lands that are now part of the Kaanapali 2020 area. The Company earns modest income under a contract with Monsanto Seed Company that generates approximately $1.2 million of annual revenue, to grow seed corn according to Monsanto's specifications. In addition to generating such income, this operation is politically advantageous, because the cultivated land helps control dust and soil erosion and keeps the fields green, to the benefit of the local community. The Company may seek to expand this operation if it can find ready markets for their products and it is profitable to do so. There can be no assurance that any expansion will occur or that current operations will remain profitable. The Company and Monsanto have recently renewed these seed corn contracts on terms that are similar to the previous agreement.

     GOLF

     The Company owns the golf course land and improvements and is responsible for the management and operation of an 18-hole golf course known as the Waikele Golf Club on Oahu. The assets and operations of the Waikele Golf Club represent all of the golf segment for purposes of business segment information. The Waikele Golf Course operates at a modest level of profit after debt service. Substantial improvements in local economic conditions and the Hawaiian tourism industry would be necessary for the Company to realize significant net cash proceeds (after debt service) from this business segment. There can be no assurance that such improvements will occur in the near term.

     Other golf courses, known as the Royal Kaanapali Golf Courses ("RKGC"), are on Maui. The RKGC were owned by Amfac Property Investment Corp. ("APIC"), a corporation that is approximately 16.7% owned by two subsidiaries of Kaanapali Land and 83.3% owned by AF Investors, LLC ("AFI"), an affiliate of Kaanapali Land in which Kaanapali Land has no direct or indirect interest. APIC, and with respect to certain specified limited amounts, two other subsidiaries of the Company were borrowers under a $66 million loan made by the Employees' Retirement System of the State of Hawaii ("ERS") in 1991. The loan, which as of September 9, 2003 had a balance of approximately $83 million, is secured by the RKGC (and certain adjacent lands owned by APIC). All of APIC's assets are subject to the loan. The loan matured in June 2001 and was not extended, despite efforts of the borrowers to obtain such an extension as described below.

     The borrowers previously engaged in settlement negotiations with ERS since 2000, which negotiations have resulted in the execution of a definitive settlement agreement (the "ERS Settlement Agreement") in March 2003. The ERS Settlement Agreement was consummated during the third quarter of 2003 which resulted in the Company having no further ownership interests in or obligations related to the RKGC.

     For a description of financial information by segment, please read
Note 10 to the attached consolidated financial statements, which information is incorporated herein by reference.

     SIGNIFICANT ASSET SALES

     There are strategic land sales that the Company has consummated or that may occur based on options held by third parties. These transactions were generally pursued in order to raise additional cash that would enhance the Company's ability to fund the Kaanapali 2020 development. No further significant bulk land sales are currently contemplated by the Company.

     NORTH BEACH. Prior to the sale of Lots 2 and 4 in 2003, the Company owned three beachfront lots that total approximately 62 developable acres, commonly known as Lots 2, 3 and 4. All three lots are zoned for hotel development. In December 2000, the Company sold a fourth parcel, the 14-acre Kaanapali Ocean Resort ("KOR") site known as Lot 1, to SVO Pacific, Inc. ("SVO"), an affiliate of Starwood Hotels and Resorts, which is in the process of developing time-share units on the property. In addition, SVO received an option to purchase Lot 2, which contains approximately 11.5 acres. In January 2003, the option for Lot 2 was exercised and the sale closed on January 31, 2003, at which time a non-refundable payment was made for $2 million (before closing costs and prorations). The remainder of the purchase price is reflected by a note secured by a mortgage due March 31, 2004 for approximately $14.4 million, approximately one-half of which is subject to possible later adjustment based on the number of units approved for development pursuant to the Special Management Area permit that SVO is seeking for the parcel. On August 5, 2003, the Company closed the sale of Lot 4 (an approximately 40 acre site) for a purchase price of $33 million; of which $16 million was paid in cash (before closing costs and prorations) at closing and the balance was delivered in the form of a promissory note in the original principal amount of $17 million. The promissory note is secured by a first mortgage encumbering Lot 4, and it is due on the earlier to occur of (i) August 4, 2006, or (ii) sixty days following the issuance by the County of Maui of certain entitlements for the development of any portion of Lot 4. At closing, the Company also granted to the purchaser an option to purchase Lot 3, which expires in August 2005. The option price consists of a base price of $22.5 million, which is subject to potential adjustment upward depending on the number of units permitted to be developed on Lot 3 and Lot 4, and also an adjustment for inflation if the option is exercised after January 1, 2005. There can be no assurance that such option will be exercised or the timing thereof.

     PARCEL 22/23. Kaanapali Golf Estates ("KGE") is a residential community that is part of the Kaanapali Beach Resort in West Maui. KGE has been subdivided into several parcels that have been sold to residential developers. There was one remaining parcel available for sale in the residential community called "Parcel 22/23". Parcel 22/23 includes approximately 110 acres. In December 2003, the Company closed on its sale of Parcel 22/23 to a third party for a purchase price of $12.5 million. Approximately $11.5 million was received in cash at closing and the Company deposited approximately $1 million into an escrow account. In conjunction with the sale, the Company has agreed to pay a portion of the cost of certain roadway improvements and pay the costs of the design and construction of an underground sewer line and drainage construction as well as the cost of certain other improvements. Such escrowed funds will fund the Company's portion of the costs associated with the road improvements and the sewer and drainage costs. The Company is responsible for costs in excess of the escrowed funds associated with the road improvements and sewer and drainage costs and has accrued approximately $3 million as an estimate of such costs.

     OTHER MAUI PROPERTY ASSETS

     The company has certain other property assets on Maui that are not considered part of Kaanapali 2020. The most significant of such assets is the Pioneer Mill Site.

     PIONEER MILL SITE. The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned for industrial development. This was the former site of Pioneer Mill's sugar and coffee mills on Maui. Pioneer Mill is currently evaluating strategic options relating to this site, but has in the interim entered into a contract for the demolition of the improvements on the Pioneer Mill Site. It is anticipated that such demolition will cost approximately $2.5 million and that the work will be completed during the second half of 2004. Pioneer Mill is engaged in an ongoing cleanup arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site has been assigned a high priority by the Hawaii Department of Health ("HDOH") and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. These issues will have to be addressed as they are raised. Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH.
Pioneer Mill is currently making arrangements to address the issues evidenced by the test results, which are not currently believed to be material to the Company. EPA has designated HDOH as the oversight agency for Pioneer Mill.

     EMPLOYEES.

     At March 1, 2004, Kaanapali Land and its subsidiaries employed approximately 92 persons, more than half of whom are employed at the Waikele Golf Course. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services including overhead at cost.

     TRADEMARKS AND SERVICE MARKS.

     The Company maintains a variety of trademarks and service marks that support each of its business segments. These marks are filed in various jurisdictions, including the United States Patent and Trademark Office, the State of Hawaii Department of Commerce and Consumer Affairs and foreign trademark offices. The trademarks and service marks protect, among other things, the use of the term "Kaanapali" and related names in connection with the developments in the vicinity of the Kaanapali Resort area on Maui, the various trade names and service marks obtained in connection with the Company's coffee operations and the use of the term "Waikele" in connection with the Waikele golf course and related developments. Also protected are certain designs and logos associated with the names protected. Certain marks owned by the Company have been licensed to third parties, however, the income therefrom is not material to the Company's financial results.
To the extent deemed advantageous in connection with the Company's ongoing businesses, to satisfy contractual commitments with respect to certain marks or where the Company believes that there are future licensing opportunities with respect to specific marks, the Company intends to maintain such marks to the extent necessary to protect their use relative thereto. The Company also intends to develop and protect appropriate marks in connection with its future land development activities.

     MARKET CONDITIONS AND COMPETITION.

     There are a number of factors that have negatively impacted Kaanapali Land's development and land sale activities, including market conditions, the difficulty in obtaining regulatory approvals, the high development cost of required infrastructure and the Company's operating deficits in its other business segments. As a result, the planned development of many of the Company's land holdings and the ability to generate cash flow from these land holdings have become long-term in nature, and the Company has found it necessary to sell certain parcels in order to raise cash rather than realize their full economic potential through the entitlement process.

     The Hawaii economy experienced a downturn beginning in late 1990 after the initial Persian Gulf War, a recession in Japan and a slowdown in California's economy. The real estate market in Hawaii was negatively impacted by these events and its recovery was slow and incomplete. The severe negative impact of the September 11, 2001 terrorist attacks on tourism and investment, although primarily experienced on Oahu, to a lesser extent, further exacerbated the problems.

     Maui's real estate market has experienced improvement during 2003.
The areas of primary and secondary residential homes, condominiums and time share units have been relatively strong compared to other parts of the economy and sales prices during the past couple years have approximated those experienced in the early and mid-1990's, but prices are still at levels below the late 1980's and below replacement cost of many of the properties. Despite these improvements, the real estate market, and especially the market for unimproved land, has not achieved the levels experienced during the late 1980's. There can be no assurance that the recent recovery of Maui's real estate market can be sustained.

     There are several developers, operators, real estate companies and other owners of real estate that compete with the Company in its land development business on Maui, many of which have greater resources. The number of competitive properties in a particular market could have a material adverse effect on the Company's success in its development operations.

     The golf course operated by the Company competes with several other golf courses located in its proximity and with other entertainment and tourist activities. Competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it leases to third parties for the production of agricultural products.

     GOVERNMENT REGULATIONS AND APPROVALS

     The current regulatory approval process for a development project can take three to five years or more and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous groups - including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others.

     Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 development plan. While some of these lands have some form of entitlements, it is anticipated that all of the land to be developed will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. Approximately 1,500 acres of this land that is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes development. This conservation land, and other land that will be designated as open space, is an important component of the overall project and is expected to be part of obtaining the entitlements for the remaining land. The Kaanapali 2020 development plan is currently at a predevelopment stage. First, market and feasibility studies must be completed. If they indicate that there is appropriate market demand and economic feasibility, the plan will be finalized and the entitlement process will commence. For the last few years, the Company has been working with the West Maui community to plan possible or potential use and development of the Kaanapali 2020 lands. Committees, comprised of private sector individuals from the community as well as public employee participants, have been working with the company to create a vision for the future of the Kaanapali lands.

     ENVIRONMENTAL MATTERS.

     The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances, including asbestos-related liability. Those laws and regulations often impose liability without regard to fault. The Company is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on its consolidated financial position or results of operations; however, no assurance can be given that any such condition does not exist or may not arise in the future. Reference is made to Item 3. Legal Proceedings for a description of certain legal proceedings related to the environmental conditions at the Pioneer Mill and Oahu Sugar sites.

ITEM 2.  PROPERTIES

     LAND HOLDINGS.

     The major real properties owned by the Company are described under
Item 1. Business.

     MAUI.

     As of December 31, 2003, the Company owned approximately 4,900 acres of land on the island of Maui, most of which was classified as agricultural land or conservation land for State and County purposes. All of the Company's Maui land holdings are located in West Maui near the Lahaina and the Kaanapali Beach Resort areas. Included in this acreage is approximately 19.7 acres of land at Lahaina that contain the former Pioneer Mill sugar mill, closed in 1999, and the coffee mill operations of Kaanapali Estate Coffee, Inc., which has wound up its affairs.

     OTHER PROPERTY.

     In addition to the real property discussed above, the Company also owns less than 100 acres of miscellaneous parcels located on the islands of Kauai and Oahu, consisting principally of two sugar mills on Kauai, each with its own power plant. The mills and power plants are located in Kekaha and Lihue, Kauai. Each of these facilities was involved in the production of raw sugar from sugar cane and the production of electrical and steam power until their closings in late 2000. The Lihue power plant continued to operate pursuant to a modified agreement with the local electric utility, through the end of 2002. At this time, no commercial operations are being coordinated at either facility and it is not expected that the sale (either in bulk or in pieces) will yield any significant proceeds to the Company.


ITEM 3.  LEGAL PROCEEDINGS

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

     APIC, which is not a Debtor and is owned approximately 16.7% by the Company, was the primary borrower under a $66 million loan made by the ERS in 1991. The loan, which had a balance as of September 9, 2003 of approximately $83 million, is secured by the RKGC (and certain adjacent lands). All of APIC's assets are subject to the loan. The loan matured in June 2001 and was not extended, despite efforts of the borrowers to obtain such an extension.

     The borrowers were engaged in settlement negotiations with ERS at least since 2000, which negotiations resulted in the execution of the ERS Settlement Agreement in March 2003. On September 9, 2003, the Company and APIC consummated their settlement agreement with the ERS. As a consequence of such transaction, the Company and APIC no longer have any interest in or obligation to the Royal Kaanapali Golf Courses. However, the Company has received certain easements and other rights respecting certain of the golf course land, including, among other things, drainage rights, utility line easements, access rights and the right to reconfigure one of the golf holes to accommodate the construction of a road to serve certain other land owned by the Company. In 2003 the Company escrowed cash as required by the settlement agreement in the approximate amount of $1.5 million, primarily to satisfy certain debts of APIC to its former creditors and employees and to ensure that funds are available for the reconfiguration of the golf hole as described above. The Company recently entered into a contract for the completion of such reconfiguration work which required the Company to deposit an additional approximate amount of $.2 million into such escrow. Such work is expected to be conducted during the second and third quarters of 2004. A portion of the amounts so funded are expected to be reimbursed to the Company by Amfac Finance Limited Partnership ("AFLP"). As discussed below, an additional amount of approximately $1.1 million was funded by the Company to satisfy certain of its obligations relating to the settlement, other than through the closing escrow, primarily relating to former employees, which amount was paid during the fourth quarter of 2003. The settlement also provides the Company and its affiliates and related parties with various releases from the ERS and ensures that the ERS will file no claims with the Bankruptcy Court.

     Concurrently with the consummation of the ERS Settlement Agreement, APIC entered into a mutual release agreement with the union representing the bargaining unit employees employed by APIC at the time the receivership commenced. Such agreement resulted in certain amounts being paid or distributed to such employees in return for releases by each of them and the union in favor of APIC and the Company. APIC handled its former non-bargaining unit employees employed at the RKGC in substantially the same manner. The total amount paid to APIC's former employees as a consequence of the consummation of such settlement was approximately $1.1 million and was paid during the fourth quarter of 2003.

     On September 20, 1996, Oahu Sugar Company, LLC, successor by merger to Oahu Sugar Company, Limited ("Oahu Sugar") and a subsidiary of Kaanapali Land, filed a lawsuit (the "First Arakaki Case"), Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, in the Circuit Court of the First Circuit, State of Hawaii. In the lawsuit, Oahu Sugar, which is a Non-Debtor KLC Subsidiary, alleged that it entered into an agreement to sell to defendants certain sugar cane processing equipment at Oahu Sugar's sugar cane mill in Waipahu. Oahu Sugar alleged that defendants failed to timely dismantle and remove the equipment, as required by the agreement, and that defendants were obligated to pay Oahu Sugar rent for the area occupied by the equipment beyond the time provided for by the parties.
Oahu Sugar further alleged that it provided notice to defendants that Oahu Sugar was entitled to treat the equipment as abandoned property and to sell the equipment, because the equipment had not been removed from the property in a timely fashion, as required by the parties' agreement. In its complaint, Oahu Sugar sought, among other things, declaratory relief that it was entitled to treat the equipment as abandoned, damages for breach of contract, and rent under an unjust enrichment theory.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751 thousand in attorneys' fees, $28 thousand in costs and $866 thousand in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. Since no appeal bond was obtained, the defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court also scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict was to be entered as of March 2, 2000 or a new judgment order was required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it would not enter a corrected judgment as of March 2, 2000 and that a new judgment order was required.
On April 12, 2001, the court entered the new judgment order on the counterclaims providing for the payment of approximately $2.6 million in damages, $730 thousand in attorneys' fees, $28 thousand in costs, $867 thousand in prejudgment interest, and additional prejudgment interest from January 20, 2000 through April 12, 2001. From and after entry of the order, post-judgment interest was to accrue on the unpaid balance at the statutory rate of ten percent per annum until paid in full. Oahu Sugar continued to pursue its appeal in the First Arakaki Case and the opposing side filed a cross appeal seeking further relief on any potential retrial of the matter. The case was fully briefed and was awaiting a decision by the Hawaii Supreme Court. However, the First Arakaki Case is subject to an overall potential settlement with the Second Arakaki Case and the City Bank Foreclosure case, each as described below.

     On or about December 15, 2000, Oahu Sugar and Oahu MS Development Corp. ("Oahu MS", f/k/a Amfac Property Development Corp.), subsidiaries of Kaanapali Land, among others, were named in a lawsuit (the "Second Arakaki Case") entitled Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited et al, Civil No. 00-1-3817-12, and filed in the Circuit Court of the First Circuit of Hawaii. This case is also the subject of a potential settlement as described below. In the complaint, as amended, plaintiffs sought a declaration that certain conveyances of real estate made by Oahu Sugar or Oahu MS, since December 1996, were allegedly fraudulent transfers made in violation of the common law, the Hawaii fraudulent transfer act, and rights which they claim arose in connection with the claims they filed in the First Arakaki Case. Plaintiffs sought, among other things, injunctive and declaratory relief, compensatory damages, punitive damages, orders of attachment against sales proceeds, voidance of certain transfers, foreclosure and other remedies in connection with various transfers of real estate made by Oahu Sugar to Oahu MS, the Young Men's Christian Association of Honolulu ("YMCA"), and the Filipino Community Center, Inc. ("FCC"), among others, all over the years 1996-2000. Although the amount of damages sought in the Second Arakaki Case was unspecified, the case arose in connection with the plaintiffs' efforts to realize on their judgment in the First Arakaki Case described above. The YMCA and FCC were also named defendants in this action and have filed cross-claims for relief against Oahu Sugar and Oahu MS for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and Oahu MS filed answers to the complaint, as amended, and the cross-claims. On May 3, 2001, plaintiffs filed an amended complaint dropping the remedy of foreclosure in connection with certain property transferred to the YMCA and adding various allegations including, without limitation, allegations regarding the final judgment entered in the underlying matter.

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

     On January 2, 2003, Oahu MS was named in a civil action (the "City Bank Foreclosure Case") entitled City Bank v. Amfac Property Development Corp., et al, in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-0005-01. In this case, plaintiff sought foreclosure of property owned by Oahu MS and encumbered by a mortgage in favor of City Bank. City Bank made a $10.0 million loan to APDC under a loan agreement dated December 18, 1996. The loan became due on December 1, 2002. City Bank claimed that as a result of Oahu MS's failure to pay the loan when due, Oahu MS was in default under the loan documents. It alleged that the amount due as of December 2, 2002 was approximately $2.9 million plus a per diem charge of approximately $1 thousand accruing on the unpaid principal, until payment was made and/or interest changes, plus advances and expenses incurred in connection with the action. In its complaint, City Bank sought all amounts allegedly due and owing to City Bank, together with legal interest thereafter to accrue thereon and all advances, costs and attorneys' fees; a foreclosure decree and sale; the appointment of a receiver to conduct an environmental audit on a specified portion of the secured property and to collect rents being paid on a portion of the mortgaged properties that consist of subleases on improved land; the entry of an order of deficiency against APDC to the extent such exists after sale with execution to follow thereon; and such other relief as the court may deem proper. This action had been consolidated with the Second Arakaki Case described above (together, the "Consolidated Action"). Together with the Complaint, City Bank filed a Motion for Appointment of Receiver alleging that it was entitled to have a receiver appointed for an environmental audit on the mortgaged property and collection of all net rental income assigned to City Bank. With regard to the subleases, on June 28, 2002, Oahu MS and City Bank executed three assignments of net rental income as security for the loan Oahu MS had obtained from City Bank in 1996 ("Assignments"). Two of the Assignments pertained to subleases under leases with the Trustees Under the Will and of the Estate of Bernice Pauahi Bishop, Deceased, also known as Kamehameha Schools ("Trustees"):
Lease Number 24,710 ("Bougainville Assignment"), and Lease Number 24,720 ("Halawa Assignment"). The third Assignment pertained to subleases and leases with Queen's Hospital located on Bougainville Industrial Park and the Halawa Light Industrial Park ("Queen's Assignment"). The three Assignments gave City Bank certain rights in the net rental income derived from each of the properties. This motion was granted.

     The parties to the City Bank Foreclosure Action commenced settlement discussions in January 2003. Although City Bank argued that no agreement had been reached between the two parties, Oahu MS contended that a valid and enforceable settlement agreement had been reached as to all material terms providing for a modification and extension of the terms of the loan in question.

     On May 12, 2003, City Bank filed a motion for partial summary judgment against all defendants and interlocutory decree of foreclosure and for entry of final judgment pursuant to Hawaii Rules of Civil Procedure 54(b), seeking foreclosure on the Assignments. The motion was granted at a hearing on June 16, 2003.

     Soon thereafter, on June 5, 2003, Trustees filed a motion to intervene in order to assert their interests in the rental income from the Halawa and Bougainville Assignments. Trustees' Motion was granted on July 23, 2003, and Trustees filed their answer to complaint in this action on July 24, 2003, with a Cross-Claim against Oahu MS. Thereafter, Trustees, City Bank and Oahu MS reached agreement on the terms of a stipulation pertaining to the receivership.

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

     In December 2003 the settlement was consummated. In general, the terms of the settlement provided that Oahu MS convey the mill site property that is encumbered by the City Bank loan to City Bank and pay Swift and Arakaki the amount of $100 thousand, and pay City Bank certain expenses of the transactions. YMCA and FCC also contributed money to the settlement, as well as Ticor Title Insurance Company, which had written title insurance policies insuring City Bank and YMCA. City Bank provided the plaintiffs with what amounted to a participation in the property and will perform any environmental cleanup required on the property. All parties were released from the claims brought against them in the Consolidated Action and the First Arakaki Case, effective as of the date that is 91 days after the property was deeded by Oahu MS to City Bank.

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

     On July 2, 2003, Oahu MS filed a demand for arbitration of Trustees' claims with the American Arbitration Association ("AAA"), and on July 3, 2003, APDC filed a motion to dismiss, or in the alternative, to stay plaintiffs' complaint pending arbitration. On July 2, 2003, Trustees filed a motion for partial summary judgment against all defendants. Both motions were set to be heard on August 11, 2003. Prior to that date, however, the Court informally advised the parties that it would likely enforce the arbitration provisions contained in the leases, and the parties thereafter reached agreement on a stipulation staying the case pending arbitration. The parties thereafter entered into mediation and have reached a settlement in principle, pending the collection of various information necessary to the completion thereof. There are no assurances that the settlement will be consummated.

     On or about February 23, 2001 Kekaha Sugar Co., Ltd., a subsidiary of Kaanapali Land, received a letter from the HDOH assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. has responded to the letter.

The United States Environmental Protection Agency has performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and results are pending. Kekaha Sugar Co., Ltd. is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of Kekaha Sugar Co., Ltd.

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

     Pioneer Mill is engaged in an ongoing cleanup arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site has been assigned a high priority and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. These issues will have to be addressed as they are raised. Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. Pioneer Mill is currently making arrangements to address the issues evidenced by the test results, which are not currently believed to be material to the Company. EPA has designated HDOH as the oversight agency for Pioneer Mill.

     As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar has submitted a Remedial Investigation Report to the HDOH. The HDOH has provided comments which indicate additional testing may be required. Oahu Sugar has responded to these comments with additional information. Oahu Sugar is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of Oahu Sugar. On January 9, 2004, the United States Environmental Protection Agency, Region IX (hereinafter, "EPA"), issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request seeks, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar is in the process of responding to the information requests. Oahu Sugar is substantially without assets and the pursuit of any action, informational, enforcement, or otherwise, could have a material adverse effect on the financial condition of Oahu Sugar.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20.6 million for taxes, interest and penalties related to the years 1998-2000. However, the Company has entered into a stipulation with the IRS whereby the IRS has withdrawn its claim due to the fact that the Plan leaves the IRS unimpaired relative to any taxes that may be due. As a result of the examination relative to the years 1998-2000 the IRS has proposed adjustments which in the aggregate reflect deficiencies in taxes of approximately $7.4 million (before interest). The Company is in the process of reviewing the proposed adjustments and intends to contest the deficiency. However, there can be no assurance that the Company will be successful in such contest and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could be material.

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

     On October 16-17, 2003, the court heard arguments relating to the parties' motions for summary judgment. After argument, the court indicated that it was inclined to enter an order striking all but one claim. At a mediation held on October 18, 2003, the parties entered into a settlement agreement resolving the entire case in consideration of the payment of $3.25 million made on behalf of all of the defendants. A subsidiary of the Company that was the general partner of one of the defendants agreed to contribute $1.95 million to the settlement payment. Mutual general releases were entered into between the parties and the case was dismissed with prejudice on October 24, 2003.

     Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 130 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases, as it is without assets to satisfy any material existing or future judgments, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

     Northbrook Corporation ("Northbrook"), a predecessor by merger to Kaanapali Land was named in a lawsuit filed in August 2003 in the Circuit Court of Cook County, Chicago, Illinois, styled Silverado Golf & Country Club, Inc. v. JMB Realty Corporation and Northbrook Corporation. The lawsuit sought unspecified damages and alleges that the defendants engaged in fraudulent conduct in connection with the administration and termination of a defined benefit pension plan that had been sponsored by Northbrook Corporation and certain affiliates and predecessors. The complaint has since been amended. In the eight count amended complaint, plaintiff seeks unspecified general damages, the imposition of a constructive trust, an accounting, attorneys' fees and costs, interest, punitive damages and such other further relief as is deemed appropriate by the court under the circumstances. Plaintiff seeks return of approximately $1.0 million in pension related costs paid by it over the period 1989-1994, the return of all pension related costs paid by it since 1995, and all fees, costs and other consideration charged to or received by defendants from plaintiff since 1988. The participants in the pension plan included employees of an affiliate who were engaged in employment at the Silverado Country Club & Resort, in Napa, California (the "Resort"). The Resort was and continues to be operated pursuant to a Management Agreement between the plaintiff and Xanterra Parks & Resorts, L.L.C. ("Xanterra"), a former subsidiary of Northbrook that continues to be under common control with the defendants. The plaintiffs are also pursuing their claims in a separate action against Xanterra that is currently being arbitrated in San Francisco, California. The defendants in the Chicago action vigorously deny all of the plaintiff's claims. Although the amended complaint has only recently been filed and an answer has not yet been filed, the defendants intend to defend, among other things, on the basis that it had no relationship with the plaintiff and no duties to them whatsoever and that the plaintiff was not a participating employer in the pension plan and otherwise had no interest therein. In addition, to the extent that the California arbitration is decided in favor of Xanterra, such decision would provide further defenses for Kaanapali Land (as successor by merger to Northbrook). However, there can be no assurance that the plaintiffs will not ultimately prevail on some or all of their claims.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


                                    PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2003 there were approximately 421 holders of record of the Company's Class A Shares and approximately 16 holders of record of the Company's Class B Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual K-1 reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2003 or 2002 and the Company does not anticipate making any distributions for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                            KAANAPALI LAND, LLC (a)
       For the years ended December 31, 2003, 2002, 2001, 2000 and 1999
                (Dollars in Thousands Except Per Share Amounts)

                       2003       2002       2001        2000       1999
                     --------   --------   --------    --------   --------
Total revenues
 (c) . . . . . . .   $ 66,640     11,112     81,894      79,247    106,254
                     ========   ========   ========    ========   ========
Net income
 (loss) (d). . . .   $ 70,636    140,784    (17,082)    (45,707)   (34,245)
                     ========   ========   ========    ========   ========

Income (loss)
 from continuing
 operations per
 Share, basic
 and diluted . . .       5.86      (b)       (6,794)    (13,206)    (8,561)
                     ========   ========   ========    ========   ========

Net income
 (loss) per
 share, basic
 and diluted . . .      39.44      (b)       (4,270)    (11,427)    (8,561)
                     ========   ========   ========    ========   ========

Total assets . . .   $189,473    189,626    223,628     311,705    391,118
                     ========   ========   ========    ========   ========

Certificate of
 Land Apprecia-
 tion Notes. . . .   $  --         --       139,413     139,413    139,413
                     ========   ========   ========    ========   ========

      (a) The above selected financial data should be read in conjunc-tion with the financial statements and the related notes appearing elsewhere in this registration statement. The amounts reflected are those business segments of the Company's predecessor that are continuing in nature.

      (b) The income per share from continuing operations for the period prior to the Plan Effective Date is $3,235 and the loss per share from continuing operations for the period after the Plan Effective Date is $5. The net income per share for the period prior to the Plan Effective Date is $37,389 and the net loss per share for the period after the Plan Effective Date is approximately $5.

      (c) In 2001 and 1999, the Company recognized as revenue a gain from the extinguishment of debt of $10,653 and $12,678, respectively.

      (d) In 2002, the Company recognized an extraordinary gain on reorganization of $136,618. In 2003, the Company recognized a gain on disposition of unconsolidated investment of $60,134.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references to "Notes" herein are to Notes to Consolidated Financial Statements contained in this report. Information is not presented on a reportable segment basis in this section because in the Company's judgment such discussion is not material to an understanding of the Company's business. Due to the fact the Company emerged from bankruptcy in November 2002, substantially all of the 2002 and earlier operations relate to the operations of the predecessor, Northbrook. No material transactions (other than the issuance and distribution of the shares on or in connection with the Plan Effective Date, the effects of the restructuring and the related extraordinary gain) occurred in 2002 after the mergers of Northbrook into FHTC and FHTC into Kaanapali Land in November 2002.

     In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in national and Hawaiian economic conditions, competitive market conditions, uncertainties and costs related to, the imposition of conditions on receipt of governmental approvals and costs of material and labor, and actual versus projected timing of events all of which may cause such actual results to differ materially from what is expressed or forecast in this report.


LIQUIDITY AND CAPITAL RESOURCES

     A description of the reorganization of Kaanapali Land and its subsidiaries pursuant to the Plan and a description of certain elements of the Plan are set forth in Item 1 above.

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

     On November 14, 2002, pursuant to the Plan, all of the KLC Debtors executed and delivered to Kaanapali Land a certain Secured Promissory Note in the principal amount of $70 million. Such note matures on October 31, 2011 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the real property owned by the KLC Debtors, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

     In addition to such Secured Promissory Note, certain Non-Debtor KLC Subsidiaries continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor Subsidiaries, however, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder or that in the aggregate will generate any material proceeds to the Company. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

     Those persons and entities that were not affiliated with Northbrook and were holders of COLAs (Certificate of Land Appreciation Notes) on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, are expected to represent no more than approximately 9.5% of the ownership of the Company when all distributions under the Plan are completed.

     At December 31, 2003, the Company had cash of approximately $29 million which is available for working capital requirements, including future operating expenses, and the Company's obligations for Kaanapali 2020 development costs, environmental remediation costs, including those on former mill-sites, other potential environmental costs, retiree medical insurance benefits (which are generally expected to be paid through the end of 2004), and existing and possible future litigation. The primary business of Kaanapali Land is the land development of the Company's assets on the Island of Maui. The Kaanapali 2020 development plan will take many years at significant expense to fully implement, although the material portion of such anticipated expenses are not currently subject to any contractual commitments. Reference is made to Item 1 - Business, Item 3 - Legal Proceedings and the footnotes to the financial statements. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

      The Company's current indebtedness includes an $8.3 million mortgage loan secured by the Waikele Golf Course which has a maturity date of December 1, 2006, with an interest rate of LIBOR plus 3.75% (LIBOR floor of 3%) (6.75% at December 31, 2003). The Company currently expects to service and ultimately refinance such loan in the ordinary course of business.

     The Company's continuing operations are primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels. A purchase money note receivable related to Lot 2 in the amount of approximately $14.4 million, approximately one-half of which is subject to possible later adjustment based upon the number of units approved for development, is due in March 2004 and a purchase money note related to Lot 4 in the amount of approximately $17 million is due no later than August 2006. If such notes are paid upon maturity, the Company expects that it will have adequate liquidity for the foreseeable future. However, there can be no assurance that any of such cash proceeds will be realized.

     Although the Company does not currently believe that it has any liquidity problems over the near term, should the Company be unable to satisfy its liquidity requirements from proceeds of land sales it will likely pursue alternate financing arrangements. However it cannot be determined at this time what, if any, financing alternatives may be available and at what cost. Therefore, there can be no assurance that there will be any available financing, and a lack of such financing would have a material adverse effect on the operations of the Company.

RESULTS OF OPERATIONS

     Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

     2003 COMPARED TO 2002

     The decrease in receivables, net is primarily due to the collection of a receivable during 2003 relating to the participation in the sales price of various lots sold during 2002 by third parties in accordance with a sales contract on land sold in previous years by the Company and the collection of escrowed funds relating to a parcel sold in 2000 by the Company.

     Property, net decreased and note receivable, net increased due to the sales of Lot 2 and Lot 4, the sale of Parcel 22/23 as well as the conveyance of the Oahu MS mill site property to City Bank.

     Accounts payable and accrued expenses decreased due to the settlement of the First Arakaki Case and the Second Arakaki Case which resulted in the reversal of a litigation reserve which was recorded in a previous year.
The decrease was also due to the reversal of accruals relating to properties associated with the City Bank Foreclosure Case as well as the reversal of accruals relating to the ERS Settlement Agreement.

     The accumulated post-retirement benefit obligation decreased due in part to benefits paid but primarily due to the effect of the expected termination of the post-retirement life insurance benefits at the end of 2003 and a significant portion of the health care obligations at the end of 2004. Such reductions have been reflected as reduction of post-retirement benefit obligation in the Consolidated Statement of Operations.

     The decrease in Mortgage and other notes payable is due to the settlement with City Bank which resulted in Oahu MS no longer being obligated to the loan encumbering the Oahu MS mill site property in exchange for Oahu MS conveying the property to City Bank.

     The investment in unconsolidated entities, at equity decrease and the gain on disposition of unconsolidated investment increase is due to the consummation of the settlement agreement with the ERS, which resulted in the Company no longer having any ownership interests in or obligations related to the Royal Kaanapali Golf Courses.

     The increase in sales and cost of sales is primarily due to the sale of Lot 2, the sale of Lot 4, and the sale of Parcel 22/23 during 2003.

     Selling, general and administrative decreased primarily due to the reversal of certain accruals related to the settlement of the First Arakaki Case and the Second Arakaki Case litigation offset by an increase in the allowance for receivables relating to the loans made by Kaanapali Land to AFLP in conjunction with the consummation of the ERS Settlement Agreement. Because there can be no assurance that AFLP will have funds sufficient to satisfy the loans from Kaanapali Land, the total amount of the loans has been reserved.

     Interest decreased principally due to the discharge of the COLA's and the Senior Indebtedness pursuant to the emergence of the Debtors from bankruptcy in 2002 and the restructuring transactions contemplated by the Plan.

     Depreciation decreased principally due to the cessation of the Kauai Power Plant operations during the first quarter of 2003.

      The change in equity in income (loss) from unconsolidated investments is primarily due to the Company's share of loss in 2003 from its investment in APIC.

      The increase in income tax expense is a result of the increase in the Company's income from continuing operations.

     2002 COMPARED TO 2001

     The restructuring in 2002 resulted in significant changes to the balance sheet, particularly causing (i) decreases in mortgage and other notes payable, deferred income taxes, deferred costs and other assets and
(ii) changes in the equity of the Company principally due to the gain on reorganization. The restructuring also resulted in the decrease in interest expense and the increase in restructuring costs.

     Sales and cost of sales declined principally due to the decline in land sales. The decrease in other liabilities is primarily the result of a settlement of future obligations relating to a land sale in a prior year for an amount less than was recorded at the time of sale.

     The reduction to carrying value of investments was the primary cause for the decrease in property. The decrease in accumulated post retirement benefit obligation is primarily due to the decrease in the unrecognized net actuarial gain. The change in equity in income (loss) from unconsolidated investments is primarily due to the Company's share of the loss in 2001 for value impairment at the Royal Kaanapali Golf Courses versus the gain in 2002 from the sale of the Company's interest in a hotel.


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

     At December 31, 2003, the Partnership had the known material contractual obligations set forth in the following table:

                                          Payments Due by Period
                             ----------------------------------------------
                                        Less                         More
Contractual                             Than      1-3      3-5       Than
Obligations                  Total     1 Year    Years    Years     5 years
-----------                  ------    ------    ------   ------    -------

Long-term debt
  obligations. . . . . . .   $8,288       108     8,180     --         --
Capital lease
  obligations. . . . . . .     --        --        --       --         --
Operating lease
  obligations. . . . . . .     --        --        --       --         --
Purchase obligations . . .     --        --        --       --         --
Other long-term
 liabilities reflected
 on the Partnership's
 balance sheet under
 GAAP. . . . . . . . . . .     --        --        --       --         --
                             ------    ------    ------   ------     ------
    Total. . . . . . . . .   $8,288       108     8,180     --         --
                             ======    ======    ======   ======     ======


CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally management evaluates these results on an on-going basis. Management's estimates form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Different estimates could be made under different assumptions or conditions, and in any event, actual results may differ from the estimates.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating properties, financing activities, and investing activities with projected cash outflows to fund debt payments, capital expenditures and other cash requirements. Prior to the filing of the Reorganization Case, the Company's primary risk exposure had been to interest rate risk. The Company does not enter into financial instruments for trading purposes.

     The Company's debt arrangements are at variable rates. Based upon the Company's indebtedness and interest rates at December 31, 2003, a 1% increase in market rates or a 1% decrease in market rates would have no significant affect on future earnings and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              KAANAPALI LAND, LLC

                                     INDEX


Report of Independent Auditors

Consolidated Balance Sheets, December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        REPORT OF INDEPENDENT AUDITORS



The Managing Member and Shareholders
Kaanapali Land, LLC


We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (and the predecessors thereof as defined in Note 1) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC (and the predecessors thereof as defined in Note 1) at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.






                                        /s/ Ernst & Young LLP




Chicago, Illinois
March 25, 2004

                              KAANAPALI LAND, LLC

                          Consolidated Balance Sheets

                          December 31, 2003 and 2002
                   (Dollars in Thousands, except share data)


                                  A S S E T S
                                  -----------
                                                         2003       2002
                                                       --------  ----------

Cash and cash equivalents. . . . . . . . . . . . . .   $ 28,995     15,848
Receivables, net . . . . . . . . . . . . . . . . . .        777      1,959
Property, net. . . . . . . . . . . . . . . . . . . .    104,926    142,832
Notes receivable, net of deferred gain
  of $5,308. . . . . . . . . . . . . . . . . . . . .     26,058      --
Prepaid pension costs. . . . . . . . . . . . . . . .     25,989     25,905
Other assets . . . . . . . . . . . . . . . . . . . .      2,728      3,082
                                                       --------   --------
                                                       $189,473    189,626
                                                       ========   ========


                             L I A B I L I T I E S
                             ---------------------

Accounts payable and accrued expenses. . . . . . . .   $  2,444     10,202
Deferred income taxes. . . . . . . . . . . . . . . .     19,369      9,143
Accumulated postretirement benefit obligation. . . .     13,743     23,560
Other liabilities. . . . . . . . . . . . . . . . . .     52,498     51,705
Mortgage and other notes payable . . . . . . . . . .      8,288     11,248
Investment in unconsolidated entities,
  at equity. . . . . . . . . . . . . . . . . . . . .      --        61,273
                                                       --------   --------
        Total liabilities. . . . . . . . . . . . . .     96,342    167,131

Commitments and contingencies


            S T O C K H O L D E R S'  E Q U I T Y  (D E F I C I T )
            ------------------------------------------------------

Common stock, at 12/31/03 and 12/31/02 non par
  value (shares authorized - 4,500,000; shares
  issued 1,791,274 and 1,863,213.49,
  respectively . . . . . . . . . . . . . . . . . . .      --         --
Additional paid-in capital . . . . . . . . . . . . .      5,357      5,357
Accumulated earnings . . . . . . . . . . . . . . . .     87,774     17,138
                                                       --------   --------

        Total stockholders' equity . . . . . . . . .     93,131     22,495
                                                       --------   --------

                                                       $189,473    189,626
                                                       ========   ========








                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              KAANAPALI LAND, LLC

                     Consolidated Statements of Operations

                 Years ended December 31, 2003, 2002 and 2001
                (Dollars in Thousands Except Per Share Amounts)

                                              2003       2002       2001
                                            --------   --------   --------
Revenues:
  Sales. . . . . . . . . . . . . . . . . .  $ 59,178     11,085     59,079
  Interest and other income. . . . . . . .     7,462         27     12,162
  Extinguishment of debt . . . . . . . . .     --         --        10,653
                                            --------   --------   --------
                                              66,640     11,112     81,894
                                            --------   --------   --------
Cost and expenses:
  Cost of sales. . . . . . . . . . . . . .    39,564      5,176     50,796
  Reduction of post-retirement
    benefit obligation . . . . . . . . . .    (7,679)    (9,520)     --
  Selling, general and administrative. . .    11,332     12,505     15,652
  Interest . . . . . . . . . . . . . . . .     1,129      2,395     11,387
  Depreciation and amortization. . . . . .     1,164      2,994      3,621
  Reduction to carrying value of
    investments. . . . . . . . . . . . . .     --        13,717     18,109
                                            --------   --------   --------
                                              45,510     27,267     99,565
                                            --------   --------   --------
Operating income (loss). . . . . . . . . .    21,130    (16,155)   (17,671)

  Equity in income (loss) from
    unconsolidated investments . . . . . .      (402)     5,180    (12,967)
                                            --------   --------   --------
  Income (loss) from continuing
    operations before income taxes,
    discontinued operations, gain
    on disposition of unconsolidated
    investment and extraordinary
    gain on reorganization . . . . . . . .    20,728    (10,975)   (30,638)
  Income tax (expense) benefit . . . . . .   (10,226)    15,141      3,462
                                            --------   --------   --------
  Income (loss) from continuing
    operations . . . . . . . . . . . . . .    10,502      4,166    (27,176)
  Income from discontinued
    operations, net of applicable
    income taxes . . . . . . . . . . . . .     --         --        10,094
  Gain on disposition of
    unconsolidated investment. . . . . . .    60,134      --         --
  Extraordinary gain on
    reorganization, net. . . . . . . . . .     --       136,618      --
                                            --------   --------   --------
        Net income (loss). . . . . . . . .  $ 70,636    140,784    (17,082)
                                            ========   ========   ========
Earnings per share:
  Income (loss) from continuing
    operations, basic and diluted. . . . .      5.86      (a)       (6,794)
                                            ========   ========   ========
  Net income (loss), basic and
    diluted. . . . . . . . . . . . . . . .     39.44      (a)       (4,270)
                                            ========   ========   ========

   (a) The income from continuing operations per share and the net income per share for the period prior to the Plan Effective Date is $3,235 and $37,389, respectively. The loss from continuing operations per share and the net loss per share for the period after the Plan Effective Date is $5 and $5, respectively.

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                                                  KAANAPALI LAND, LLC

                               Consolidated Statements of Stockholders' Equity (Deficit)

                                     Years ended December 31, 2003, 2002 and 2001

                                                (Dollars in Thousands)
                                                                                                           Total
                                                                       Accumu-                             Stock-
                                                      Additional       lated                               holders'
                                       Common          Paid-In         (Deficit)         Treasury          Equity
                                       Stock           Capital         Earnings           Stock           (Deficit)
                                      --------        ---------        --------          --------         --------
Balance at January 1, 2001 . .        $     81           91,845        (160,079)           (3,781)         (71,934)

Net loss . . . . . . . . . . .             --             --            (17,082)            --             (17,082)

Distribution of uncon-
  solidated investment . . . .             --             --               (312)            --                (312)

Spinoff of subsidiary. . . . .             --             --            (34,318)            --             (34,318)
                                      --------         --------        --------          --------         --------
Balance at December 31, 2001 .              81           91,845        (211,791)           (3,781)        (123,646)

Net income . . . . . . . . . .             --             --            140,784             --             140,784

Effect of reorganization . . .             (81)         (86,488)         88,145             3,781            5,357
                                      --------         --------        --------          --------         --------

Balance at December 31, 2002 .             --             5,357          17,138             --              22,495

Net income . . . . . . . . . .             --             --             70,636             --              70,636
                                      --------         --------        --------          --------         --------
Balance at December 31, 2003 .        $    --             5,357          87,774             --              93,131
                                      ========         ========        ========          ========         ========









                                      The accompanying notes are an integral part
                                       of the consolidated financial statements.

                              KAANAPALI LAND, LLC

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2003, 2002 and 2001
                            (Dollars in Thousands)


                                              2003       2002       2001
                                            --------   --------   --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . .  $ 70,636    140,784    (17,082)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) continuing operations:
    Income from discontinued operations,
      net. . . . . . . . . . . . . . . . .     --         --       (10,094)
    Extraordinary gain on reorganiza-
      tion, net. . . . . . . . . . . . . .     --      (136,618)     --
    Gains on sale of property. . . . . . .   (18,657)     --         --
    Gain on disposition of uncon-
      solidated investment . . . . . . . .   (60,134)     --         --
    Restructuring costs. . . . . . . . . .     --        (3,042)     --
    Depreciation and amortization. . . . .     1,164      2,994      3,621
    Equity in loss (income) from
      unconsolidated investments . . . . .       402     (5,180)    12,967
    Reduction to carrying value of
      investments. . . . . . . . . . . . .     --        13,717     18,109
    Interest deferred on long-term debt. .     --         --          (167)
    Extinguishment of debt . . . . . . . .     --         --       (10,717)
  Changes in operating assets and
   liabilities:
    Receivables, net . . . . . . . . . . .     1,118        207        568
    Accounts payable, accrued expenses
      and other. . . . . . . . . . . . . .   (17,048)    (9,662)    17,470
    Deferred income taxes. . . . . . . . .    10,226    (15,141)    (3,462)
                                            --------   --------   --------

Net cash provided by (used in)
  operating activities . . . . . . . . . .   (12,293)   (11,941)    11,213
                                            --------   --------   --------

Cash flows from investing activities:
  Property additions . . . . . . . . . . .    (1,190)      (178)      (532)
  Property sales, disposals and
    retirements, net . . . . . . . . . . .    26,994        457      3,191
  Distributions from (contributions to)
    investments in unconsolidated
    entities, at equity, net . . . . . . .      (254)    10,475        381
                                            --------   --------   --------
Net cash provided by
  investing activities . . . . . . . . . .    25,550     10,754      3,040
                                            --------   --------   --------

                              KAANAPALI LAND, LLC

                 Years ended December 31, 2003, 2002 and 2001
                            (Dollars in Thousands)


                                              2003       2002       2001
                                            --------   --------   --------
Cash flows from financing activities:
  Loan proceeds. . . . . . . . . . . . . .     --         --         8,500
  Net repayments of debt . . . . . . . . .      (110)      (103)   (19,027)
  Loan acquisition costs . . . . . . . . .     --         --           (23)
  Settlement payments pursuant to
    the Plan . . . . . . . . . . . . . . .     --        (2,850)     --
                                            --------   --------   --------
        Net cash used in
          financing activities . . . . . .      (110)    (2,953)   (10,550)
                                            --------   --------   --------
        Net increase (decrease) in
          cash and cash equivalents. . . .    13,147     (4,140)     3,703

        Cash and cash equivalents
          at beginning of year . . . . . .    15,848     19,988     16,285
                                            --------   --------   --------
        Cash and cash equivalents
          at end of year . . . . . . . . .  $ 28,995     15,848     19,988
                                            ========   ========   ========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest from
    continuing operations. . . . . . . . .  $    643        916      7,083
                                            ========   ========   ========

  Cash received (paid) for
    income taxes . . . . . . . . . . . . .  $  --             8      --
                                            ========   ========   ========

Extraordinary gain on reorganization:
  Reduction in other notes payable -
    COLAs. . . . . . . . . . . . . . . . .  $  --       111,195      --
  Reduction in deferred taxes. . . . . . .     --        29,688      --
  Reduction in accrued expenses. . . . . .     --         3,059      --
  Reduction in other assets/liabilities. .     --         1,075      --
  Payments of restructuring costs. . . . .     --        (3,042)     --
  Additional paid in capital - stock
    issuance . . . . . . . . . . . . . . .     --        (5,357)     --
                                            --------   --------   --------
  Extraordinary gain on reorganization . .  $  --       136,618      --
                                            ========   ========   ========

Non-cash investing and financing
 activities:
  Note receivable received in sale
    of Lot 2 . . . . . . . . . . . . . . .  $ 14,366      --         --
  Deferred gain. . . . . . . . . . . . . .    (5,308)     --         --
                                            --------   --------   --------
                                               9,058      --         --
  Note receivable received in sale
    of Lot 4 . . . . . . . . . . . . . . .    17,000      --         --
                                            --------   --------   --------
  Note receivable, net . . . . . . . . . .  $ 26,058      --         --
                                            ========   ========   ========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              KAANAPALI LAND, LLC

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

     Kaanapali Land, LLC ("Kaanapali Land"), a Delaware limited liability company is the reorganized entity resulting from the Joint Plan of Reorganization of Amfac Hawaii, LLC (now known as KLC Land Company, LLC ("KLC Land")), certain of its subsidiaries (together with KLC Land, the "KLC Debtors") and FHT Corporation ("FHTC" and, together with the KLC Debtors, the "Debtors") under Chapter 11 of the Bankruptcy Code, dated
June 11, 2002 (as amended, the "Plan"). The Plan was filed jointly by all Debtors to consolidate each case for joint administration in the Bankruptcy Court in order to (a) permit the petitioners to present a joint reorganization plan that recognized, among other things, the common indebtedness of the debtors (i.e. the Certificate of Land Appreciation Notes ("COLAs") and Senior Indebtedness) and (b) facilitate the overall administration of the bankruptcy proceedings. As indicated in the Plan, Kaanapali Land has elected to be taxable as a corporation. The Debtors had filed their petition for reorganization under Chapter 11 on February 27, 2002 (the "Petition Date") in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Bankruptcy Court") which petitions were consolidated into a single joint proceeding by the Bankruptcy Court (the "Reorganization Case").

     The principal goal of the Plan was to address the Debtors' debt burdens so that the Debtors could emerge from Chapter 11 with a viable capital structure and with the resources necessary to operate their businesses and improve the value of their land holdings. The Plan achieved this goal by converting certain indebtedness and other liabilities of the Debtors into new equity of Kaanapali Land (to the extent such creditors did not elect an available cash distribution option). Another goal of the Plan was to secure additional liquidity for the Debtors to help fund future operations. The Plan achieved this goal through the Merger of FHTC with Northbrook Corporation ("Northbrook"), which made the assets and liquidity of Northbrook available to the Debtors to help fund their land development business. FHTC was the surviving entity in such merger, and shortly thereafter was in turn merged into Kaanapali Land pursuant to the Plan.

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

     In accordance with the Plan, a maximum of 1,863,000 shares of Kaanapali Land were issuable. At December 31, 2003, approximately 1,791,274 shares were issued and outstanding with a maximum of approximately 17,000 Class A Shares currently expected to be issued under the Plan.

      As a consequence of the merger of Northbrook into FHTC on November 8, 2002, and the subsequent merger of FHTC into Kaanapali Land on November 14, 2002, each pursuant to the Plan, the assets and liabilities of Kaanapali Land are essentially the same as those of Northbrook and its subsidiaries and, thus, Northbrook is considered to be the predecessor entity of Kaanapali Land for 2001 and the portion of 2002 prior to the Plan Effective Date was used and accordingly there was no effect on the consolidated financial statements of the Company as a result of these mergers. As greater than 85% of the shareholders in Kaanapali Land were shareholders or affiliates of shareholders in Northbrook, the assets and liabilities of Northbrook and FHTC merged into Kaanapali Land were recorded at their historical cost. The Company did not adopt fresh-start reporting due to the fact that holders of existing shares of Northbrook immediately before the confirmation received greater than 50% of the successor entity under the Plan. Subject to the foregoing, the occurrence of the Plan Effective Date did not result in a change in the Company's basis of accounting. The principal effect on the Company's 2002 financial statements was to (i) cease recording interest expense on the COLAs subsequent to the Petition Date and (ii) recognize an extraordinary gain on reorganization upon the confirmation of the Plan, net of restructuring costs.

     Absent any change in the Company's basis of accounting, the presentation of predecessor financial statements has not been considered material to a fair presentation or meaningful to an understanding of the financial condition and results of operations of the Company. Fresh-start accounting was not adopted as the successor entity (Kaanapali Land LLC) had no previous operations and is a successor by merger to the predecessor entity (Northbrook Corporation) that had, on a consolidated basis, the same operations as the successor upon emergence from bankruptcy. Further, the financial statements are comparable between periods as the remaining assets and liabilities are carried at the same basis. The successor is not a new entity and, as part of the Plan, there were no divestitures of segments, disposal of assets, or other changes in the basic operations of the Company.

     The accompanying consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessor (collectively, the "Company"), which include KLC Land and its wholly-owned subsidiaries. The liabilities compromised by the Plan have been presented at the present value of amounts expected to be paid as of the Plan Effective Date, which has been estimated to approximate the historical carrying values of such liabilities. Accordingly, the carrying value of all remaining liabilities at the Plan Effective Date reflected the present value of the amounts expected to be paid. All significant intercompany transactions and balances have been eliminated in consolidation. Discontinued operations represent the resorts business (collectively "Resorts") and include Xanterra Parks & Resorts, L.L.C. and its wholly-owned subsidiaries, Xanterra, Inc. and its wholly-owned subsidiary Xanterra Parks & Resorts, Inc. (See Note 9). The Resorts entities were spun-off by Northbrook to its sole shareholder on December 31, 2001.

     The Company's continuing operations are in three business segments - agriculture, property and golf. The Agriculture segment processed and marketed coffee (prior to the shutdown of operations in September 2001) and continues to grow seed corn under contract and lease land currently cultivated in coffee to a third party. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The Property, Agriculture and Golf segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 10.

     STATEMENT OF CASH FLOWS

     The Company considers as cash equivalents all investments with maturities of three months or less when purchased.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on and off balance sheet financial instruments for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments on its balance sheet approximate SFAS No. 107 value due to the relatively short maturity of these instruments. The Company believes the carrying value of its debt (see Note 3) approximates fair value.

     RECEIVABLES

     The allowance for doubtful receivables was $2,115 and $618 at December 31, 2003 and 2002, respectively.

     LAND DEVELOPMENT

     Project costs associated with the development and construction of real estate projects are capitalized and classified as Property. Such capitalized costs are not in excess of the projects' estimated fair value as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets during the period that such assets are undergoing activities necessary to prepare them for their intended use. No interest has been capitalized for the periods presented.

     RECOGNITION OF PROFIT FROM REAL PROPERTY SALES

     For real property sales, profit is recognized in full when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for full profit recognition, a portion of the profit is deferred until such requirements are met.

     PROPERTY

     Property is stated at cost. Depreciation is based on the straight-line method over the estimated economic lives of 15-40 years for the Company's depreciable land improvements, 3-18 years for machinery and equipment, or the lease term if less. At December 31, 2003, the Company held approximately $1.9 million of non-depreciable land improvements and approximately $3.3 million of depreciable land improvements, relating principally to the Waikele Golf Course, which are being depreciated over their estimated 15-year useful life. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     In 2002 and 2001, the Company recognized impairment losses of $13,717 and $18,109. The 2002 impairment loss was primarily to reduce the carrying value of certain land parcels that are not considered to be part of future development plans. Such land parcels are not part of the Company's Kaanapali 2020 development plan and are currently neither in use nor being marketed for sale. The 2001 impairment loss represented $13,725 to reduce the carrying value of certain land parcels and $4,384 related to assets used in the agricultural operations.

     Provisions for impairment losses related to long-lived assets, if any, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related long-lived assets in relationship to the future undiscounted cash flows of the underlying operations or anticipated sales proceeds. The Company adjusts the net book value of property to fair value if the sum of the expected future cash flow or sales proceeds is less than book value. Assets held for sale are recorded at the lower of the carrying value of the asset or fair value less costs to sell.

                                                     2003          2002
                                                   --------      --------

  Property, net:
    Land . . . . . . . . . . . . . . . . . .       $ 90,528       127,135
    Land improvements. . . . . . . . . . . .          3,344         3,344
    Buildings. . . . . . . . . . . . . . . .         19,766        21,586
    Machinery and equipment. . . . . . . . .         19,217        25,929
                                                   --------      --------
                                                    132,855       177,994
    Accumulated depreciation . . . . . . . .        (27,929)      (35,162)
                                                   --------      --------
    Property, net. . . . . . . . . . . . . .       $104,926       142,832
                                                   ========      ========

     Land held for sale of approximately $14,000 and $11,000, none of which has any current operations, is included in Property in the consolidated balance sheets at December 31, 2003 and 2002 and is carried at the lower of cost or fair value less cost to sell. Further, a portion of the land held for sale at December 31, 2002, the Oahu Sugar Mill Site (carrying value of approximately $2,600 at December 31, 2002) is no longer owned by the Company as a result of the consummation of the settlement agreement with the lender. No land is currently in use except for the land associated with the Waikele Golf Course (carrying value of approximately $26 million at December 31, 2003) and an approximate 800 acres of Kaanapali 2020 land that has been set aside for the Company's seed corn operations.

    The Company's principal land holdings are on the island of Maui (including approximately 4,000 acres known as Kaanapali 2020, of which approximately 1,500 acres is classified as conservation land which precludes development) and have a carrying value of approximately $75 million. In addition, the Company's land holdings on the island of Oahu have a carrying value of approximately $26 million. The Company has determined, based on its current projections for the development and/or disposition of its land holdings, that the land holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

     LAND SALES AND MORTGAGES RECEIVABLE

     On January 31, 2003, an option to purchase Lot 2 (an approximate 11.5 acre site in the North Beach area of Kaanapali) was exercised. A non-refundable payment was made for $2 million (before closing costs and prorations). The remainder of the purchase price is reflected by a note secured by a mortgage due March 31, 2004 for approximately $14,000, approximately one-half of which is subject to possible later adjustment based on the number of units approved for construction on the site.

     The Company is recording the sale under the cost recovery method of accounting. The full note has been recorded, offset by the entire deferred gain of approximately $5,308 which will be recognized once cash receipts from the purchaser exceed the cost of the property.

     On August 5, 2003, the Company closed the sale of Lot 4 (an approximate 40 acre site in the North Beach area of Kaanapali) for a purchase price of $33,000. The cash portion of the purchase price (before closing costs and prorations) of $16,000 was paid at closing and the balance was delivered in the form of a promissory note in the original principal amount of $17,000. The promissory note is secured by a first mortgage encumbering Lot 4, and it is due on the earlier to occur of (i) August 4, 2006, or (ii) sixty days following the issuance by the County of Maui of certain entitlements for the development of any portion of Lot 4. The note bears interest at the rate of 8% per annum from August 5, 2003 through and including August 4, 2005. From August 5, 2005 until paid, the note bears interest at the rate of 10% per annum. Interest payments are to be paid monthly. The Company recognized approximately $13,000 of gain related to this transaction for financial reporting purposes during the third quarter of 2003.

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

     In December 2003, the Company closed on its sale of Parcel 22/23 to a third party for a purchase price of $12,500. Approximately $11,500 was received in cash at closing and the Company deposited approximately $1,000 into an escrow account. The Company recognized a gain of approximately $4,000 related to the transaction for financial reporting purposes in 2003.

In conjunction with the sale, the Company has agreed to pay a portion of the cost of certain roadway improvements and pay the costs of the design and construction of an underground sewer line and drainage construction as well as the cost of certain other improvements. Such escrowed funds will fund the Company's portion of the costs associated with the road improvements and the sewer and drainage construction costs. The Company is responsible for costs in excess of the escrowed funds associated with the road improvements and sewer and drainage construction costs and has accrued approximately $3,000 as an estimate of such costs.

     OTHER LIABILITIES

     Other liabilities includes project completion costs on land sold in prior years, reserves for losses on divested segments, reserves for workmen's compensation and general liability claims, and reserves for commitments and contingencies as discussed in Note 8, including potential tax liabilities.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FASB Statement No. 144) which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. FASB Statement No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale". In addition, discontinued operations in accordance with APB 30 for 2001 has been classified as discontinued operations in the accompanying consolidated statements of operations.

     In April 2002, the FASB issued Statement No. 145 which, among other things, rescinds the requirement that gains and losses on extinguishments of debt be classified as extraordinary items. The Company adopted Statement No. 145 effective January 1, 2002, which requires reclassifications of prior extraordinary gains on extinguishment of debt.

     RECLASSIFICATIONS

     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

(2)  INVESTMENTS

     Amounts recorded as investments in unconsolidated entities at December 31, 2003 and 2002 consist of the following:

                            Ownership Percentage        Carrying Value
                            --------------------     --------------------
Description                   2003        2002         2003        2002
-----------                 --------    --------     --------    --------
Amfac Finance Limited
 Partnership (including
 its 83.33% investment
 in APIC). . . . . . . .          0%           0%    $  --        (49,521)
Amfac Property Invest-
 ment Corp.. . . . . . .      16.67%       16.67%       --        (11,752)
                                                     --------    --------
                                                     $  --        (61,273)
                                                     ========    ========

     Prior to December 31, 2002 (the redemption date discussed below), the Company did not control Amfac Finance Limited Partnership ("AFLP") and, accordingly, AFLP was accounted for on the equity method. All intercompany amounts were eliminated in the accompanying consolidated financial statements.

      APIC, in which the Company owns approximately 16.67% of the outstanding shares, owned and operated the Royal Kaanapali Golf Courses ("RKGC") prior to the consummation of the settlement agreement with the ERS. The remaining approximately 83.33% of the shares of APIC are owned by AF Investors, LLC ("AF Investors") which is a subsidiary of AFLP. In 2001, AFLP redeemed an approximately 4% limited partnership interest held by the Company in exchange for distribution of a portion of debt from a consolidated subsidiary of the Company.

     In 2003, 2002 and 2001, the ownership interest in APIC's operations is reflected on the equity method of accounting. The accompanying 2003, 2002 and 2001 consolidated statement of operations reflects a net after-tax loss of $402, $3,068 and $18,582, respectively, representing the Company's share of the net losses related to the golf course operations (including related interest charges) and the impairment loss recorded by APIC in 2001 to adjust the carrying value of the golf courses to their estimated market value. As of December 31, 2001, AF Investors was a 99.52% owned subsidiary of AFLP and AFLP was 85.38% owned by Northbrook which held a limited partnership interest therein.

     In December 2002, AFLP redeemed the interest held by Kaanapali Land (as successor to Northbrook) for approximately $60. Kaanapali Land remained obligated under certain circumstances to fund costs related to, among other things, golf course improvements required under the settlement agreement with the ERS described below. A portion of these funding obligations is anticipated to be reimbursed by AFLP under the Funding Agreement entered into by Kaanapali Land, AFLP and certain other affiliated entities in October 2002. The Company continued to record its investment in unconsolidated entities due to its funding obligations and because the Company was awaiting final consummation of the ERS settlement agreement. The agreement was consummated on September 9, 2003, and as a consequence, the Company recorded a gain on disposition of its investment of approximately $60,134 for financial reporting purposes which represented the extent of the amount recorded as investment in unconsolidated entities.

See Footnote 8 for additional discussion.

     In addition, equity in income (loss) from unconsolidated investments includes the gain from the 2002 sale of an interest in a hotel and the Company's share of the results of operations of the hotel prior to the sale of the Company's interest.

(3)  MORTGAGE AND OTHER NOTES PAYABLE

     Each component of the Company's mortgage and other notes payable was entered into by the separate operating subsidiaries of the Company and generally places certain specified restrictions on the transfer of an individual subsidiary's assets, as well as on the use of proceeds generated from operations and the sales of such assets.

     A summary and description of the Company's mortgage and other notes payable as of December 31, 2003 and 2002 is as follows:

                                                     2003          2002
                                                   --------      --------
        COLAs (A). . . . . . . . . . . . . .       $  --             --
        Waikele Golf Course (B). . . . . . .          8,288         8,398
        Oahu Sugar mill site (C) . . . . . .          --            2,850
                                                   --------      --------
                                                   $  8,288        11,248
                                                   ========      ========

      (A) The COLA's and the Senior Indebtedness referred to below were discharged as to the Debtors and restructured effective on the Plan Effective Date pursuant to the emergence of the Debtors from bankruptcy in 2002 and the restructuring transactions contemplated by the Plan. Such restructuring caused the remaining unsatisfied COLA indebtedness to be assigned to Kaanapali Land and entitled the previous holders thereof as of the distribution record date under the Plan who made timely cash elections under the Plan to receive cash in the amount of $35 per $500 principal amount of COLAs. All other holders of COLAs as of the distribution record date under the Plan are entitled to receive 1 Class A Share of Kaanapali Land per $500 principal amount of COLAs in conversion of their COLAs. It is expected that the restructuring of the COLAs under the Plan will ultimately result in distributions of cash respecting approximately 25.5% of the COLAs, anticipated to total approximately $2,490 with the remainder converted into Class A Shares of Kaanapali Land (or Class B Shares of Kaanapali Land as described below). Although a significant portion of such distributions were made in 2002, they are not anticipated to be substantially completed until the fourth quarter of 2004 and the Company has accrued approximately $85 and $700 related to such amounts as of December 31, 2003 and 2002, respectively. All of the Senior Indebtedness (as defined below), COLA note claims and claims held by entities and individuals affiliated with the Company against the Debtors were converted into Class B shares of Kaanapali Land.

     The COLAs were unsecured debt obligations of KLC Land, and were subordinated in priority to all "Senior Indebtedness" (as defined in the
Indenture governing the COLAs).   Senior Debt payable to Northbrook and its
affiliates (including deferred interest) totaled approximately $188,000 at the Petition Date and has been eliminated in the accompanying consolidated financial statements. The COLAs were issued in 1989, were scheduled to mature on December 31, 2008, and bore interest payable semiannually at 10% per annum ("Base Interest") of the outstanding principal balance on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and payable, only to the extent of Net Cash Flow or Maturity Market Value (as defined in the Indenture). KLC Land did not generate a sufficient level of Net Cash Flow to pay Contingent Base Interest on the COLAs from 1990 through the Petition Date, and any remaining obligation to do so was discharged on the Plan Effective Date. Therefore, no cumulative deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through the Petition Date has been paid or accrued in the accompanying consolidated financial statements.

     For financial reporting purposes, interest had been accrued on the COLAs using the effective interest method. Accordingly, the consolidated financial statements include Base Interest at 4% per annum ("Mandatory Base Interest") for the period January 1, 2002 to the Petition Date and the year ended December 31, 2001. No interest was accrued after the Petition Date in accordance with the Plan. Pursuant to the Plan, the COLAs were discharged as to the Debtors and restructured effective as of the Plan Effective Date in return for the distributions mentioned above.

     Extraordinary gain on reorganization, net, is primarily represented by conversion or retirement by cash payment of the COLAs. The estimated value of settlement of claims by the COLA holders under the Plan as confirmed by the Bankruptcy Court was 7% of the outstanding principal balance on such COLAs. In addition, general unsecured creditors with allowed claims that elected (or were deemed to have elected) to receive shares were entitled to shares having an estimated value of approximately 7% of the allowed claim amount. Accordingly, 7% of the allowed claims (including the COLAs) converting to shares was considered a capital contribution and the remainder of all allowed claims (including the COLAs) was considered extraordinary gain on reorganization, net. Creditors, including COLA Holders, electing cash receive payment on their claims funded through the $2,850 reflected as "Settlement payments pursuant to the Plan" in the Consolidated Statements of Cash Flows. Such settlement payments represent approximately 7% of the outstanding principal amount of the allowed claims for those COLA holders receiving cash, and 15% of the allowed claims of general unsecured creditors receiving cash.

     The non-affiliated COLAs Holders and general unsecured creditors are to receive Class A shares. Claims of affiliated creditors (including general unsecured claims, COLA claims and claims on the Senior Indebtedness of such affiliates) are to receive Class B shares. As both classes of shares represent membership interests that have no par value, common shares in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders' Equity (Deficit) is reflected at zero.

     The Consolidated Statement of Stockholders' Equity for 2002 reflects the above as Effect of Reorganization with the Consolidated Balance Sheet reflecting the fair market value of the settlement as additional paid-in capital.

     As disclosed in the consolidated statements of cash flows, approximately $111,000 of extraordinary gain on restructuring was recognized in 2002 due to reduction in the carrying amounts of COLAs in accordance with Statement of Position 90-7 (Financial Reporting by Entities in Reorganization Under the Bankruptcy Code).

     No gain was recognized for financial reporting purposes on the discharge of Senior Indebtedness. The Senior Indebtedness was between entities consolidated and eliminated in the predecessor financial statements.

      (B) The Waikele Golf Course debt, secured by the Waikele Golf Course, had an original principal balance of $8,500, an interest rate of LIBOR plus 3.75% (LIBOR floor of 3%) (6.75% at December 31, 2003), principal amortization based on a 25-year amortization schedule and a maturity date of December 1, 2006. The loan has certain cash flow and other financial covenants.

      (C) In December 1996, Oahu MS, a wholly-owned subsidiary of Kaanapali Land, obtained a $10,000 loan facility from City Bank. The loan, which had been extended through December 1, 2000 with certain modifications, was secured by a mortgage on certain property at the Oahu Sugar mill-site (the sugar plantation was closed in 1995). Such extended loan bore interest at the bank's base rate plus 1.25%. In January 2001, Oahu MS reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $150 upon execution of the agreement leaving a remaining outstanding principal balance of $2,850. On December 1, 2001, Oahu MS reached an agreement with the bank for an additional extension until March 1, 2002. On June 28, 2002, City Bank and Oahu MS entered into an agreement extending the loan for an additional nine months to December 1, 2002 at City Bank's base rate plus 2%. On the maturity date, Oahu MS did not pay the balance due. On January 2, 2003, City Bank filed a complaint for foreclosure. In January 2003, Oahu MS and City Bank commenced settlement discussions. Although City Bank argued that no agreement has been reached between the two parties, Oahu MS contended that a valid and enforceable settlement agreement had been reached as to all material terms providing for a modification and extension of the terms of the loan in question. City Bank terminated negotiations regarding the form of the Loan Modification and Extension Agreement on March 10, 2003.
As a consequence of court-supervised mediation during the period commencing in August 2003, Oahu MS and Oahu Sugar entered into a settlement of certain litigation with City Bank and certain other parties and in December 2003 the settlement was consummated. The settlement resulted in Oahu MS no longer having title to the property as well as the Company being released from its obligations relating to the mortgage encumbered by the property. See Footnote 8 for a more detailed discussion of such settlement.

     Scheduled annual principal maturities on the Company's mortgage note payable at December 31, 2003 is as follows:

                  2004 . . . . . . .  $   108
                  2005 . . . . . . .      129
                  2006 . . . . . . .    8,051
                                      -------
                  Total. . . . . . .  $ 8,288
                                      =======


(4)  RENTAL ARRANGEMENTS

     The Company has rented, as lessee, various land, facilities and equipment under operating leases. Most land leases provided for renewal options and minimum rentals plus contingent payments based on revenues or profits. The Company has formerly been involved in various sandwich leases for land. All of such leases have either expired or are subject to contractual dispute. See footnote 8.

     The Company leases various office spaces with average annual rental of approximately $250 per year. Leases expire at various times through February 2005.

     Certain leases where Debtors were the lessee were rejected pursuant to the Plan, which reduced any pre-Petition debt and prospective liability of the Company for those leases into claims that were allowed under the Plan, if entitled to distributions of cash or Class A Shares of Kaanapali Land as provided in the Plan.

(5)  EMPLOYEE BENEFIT PLANS

     (a)  PENSION PLANS

     As of December 31, 2003, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Accordingly, there is no difference between the accumulated benefit obligation and the projected benefit obligation. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

     The following tables summarize the components of the funded status of the Company's defined benefit pension plan at December 31, 2003 and 2002, the net pension credit for 2003, 2002 and 2001, and major assumptions used to determine these amounts.

                                                          2003       2002
                                                        -------    -------

  Benefit obligation at beginning of year. . . . . . .  $42,731     37,762
  Service cost . . . . . . . . . . . . . . . . . . . .       65         49
  Interest cost. . . . . . . . . . . . . . . . . . . .    2,939      3,041
  Actuarial loss . . . . . . . . . . . . . . . . . . .    4,720      6,112
  Special termination benefit. . . . . . . . . . . . .    1,404        953
  Benefits paid. . . . . . . . . . . . . . . . . . . .   (6,937)    (5,186)
                                                        -------    -------
  Benefit obligation at end of year. . . . . . . . . .   44,922     42,731
                                                        -------    -------

  Fair value of plan assets at beginning of year . . .   60,515     74,687
  Actual return on plan assets . . . . . . . . . . . .   14,292     (8,986)
  Benefits paid. . . . . . . . . . . . . . . . . . . .   (6,937)    (5,186)
                                                        -------    -------
  Fair value of plan assets at end of year . . . . . .   67,870     60,515
                                                        -------    -------

  Funded status. . . . . . . . . . . . . . . . . . . .   22,948     17,784
  Unrecognized net actuarial (gain) loss . . . . . . .    3,029      8,121
  Unrecognized prior service cost. . . . . . . . . . .       12      --
                                                        -------    -------
  Prepaid pension cost . . . . . . . . . . . . . . . .  $25,989     25,905
                                                        =======    =======

     Unrecognized net gains or losses are amortized over a ten year period.

At December 31, 2003, approximately 54% of the plan's assets are invested in equity securities, 24% in fixed income funds and 21% in alternative strategies.

      The components of the net periodic pension benefit (credit) for the years ended December 31, 2003, 2002 and 2001 (which are reflected as other income in the consolidated statements of operations) are as follows:

                                                2003      2002       2001
                                              -------   -------    -------

  Service cost . . . . . . . . . . . . . .    $    65        49        128
  Interest cost. . . . . . . . . . . . . .      2,939     3,041      2,897
  Expected return on plan assets . . . . .     (4,647)   (5,462)    (5,753)
  Recognized net actuarial gain. . . . . .        154      (865)    (1,787)
  Amortization of prior service cost . . .          1       (11)       (52)
  Special termination benefit. . . . . . .      1,404       953      1,102
                                              -------   -------    -------

  Net periodic pension credit. . . . . . .    $   (84)   (2,295)    (3,465)
                                              =======   =======    =======

     The principal assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

  As of January 1,                              2003      2002       2001
  ----------------                            -------   -------    -------

  Discount rate. . . . . . . . . . . . . .       7.0%      7.5%       7.5%
                                              =======   =======    =======

  Rates of compensation increase . . . . .       N/A       N/A        N/A

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .       7.0%      7.5%       7.5%
                                              =======   =======    =======

  As of December 31,                            2003      2002       2001
  ------------------                          -------   -------    -------

  Discount rate. . . . . . . . . . . . . .      6.25%      7.0%       7.5%
                                              =======   =======    =======

  Rates of compensation increase . . . . .         3%        3%         3%
                                              =======   =======    =======

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .       7.0%      7.0%       7.5%
                                              =======   =======    =======

     The above long-term rates of return were selected based on historical asset returns and expectations of future returns.

     The measurement date is December 31, the last day of the corporate fiscal year. The accumulated benefit obligation at December 31, 2003 and 2002 equals approximately $44,900 and $42,700, respectively.

     A comparison of the market value of the Pension Plan's net assets with the present value of the benefit obligations indicates the Company's ability at a point in time to pay future benefits. The fair value of the Pension Plan's assets available for benefits will fluctuate and certain future obligations of the Pension Plan may be subject to bargaining unit agreements.

     There is no required contribution payable in 2004 to the pension plan.

Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporations tax return for the current fiscal year.

     The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

     (b)  RETIREE HEALTH AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, KLC Land and certain of its affiliates currently provide certain healthcare and life insurance benefits to certain eligible retired employees. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by KLC Land (or the applicable affiliate) and if they meet a certain length of service criteria. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles and copayments. However, these features, as they apply to bargaining unit retirees, are subject to collective bargaining provisions of a labor contract between each such entity and the International Longshoremen's & Warehousemen's Union as they may have been amended or settled through agreements or memoranda executed with the union at about the time each operating facility was closed. The postretirement life insurance plan is non-contributory.

     Each relevant entity continues to fund benefit costs for both plans on a pay-as-you-go basis, and each entity expects to continue funding its post-retirement health care obligations until the end of 2004, which is a date on or after the date when its required cost maintenance period as defined under Internal Revenue Code Section 420 expires. The affected entities are reviewing their options in this regard and expect to either terminate such benefits at the end of 2004 or revise them in order to significantly reduce their cost, as determined by each entity. These entities believe that they generally have no obligation to continue the post-retirement life insurance benefits, and most terminated such benefits effective at the end of 2003. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates.

     For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed through 2004. The healthcare cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase and (decrease) in the assumed healthcare trend rate by 1% in 2003 would increase and (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2003 by $97 and $(88), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $21 and $(18), respectively.

    Net periodic postretirement benefit credit for 2003, 2002 and 2001 includes the following components:

                                            2003        2002       2001
                                            Total       Total      Total
                                           -------     -------    -------

Service cost . . . . . . . . . . . . .     $     1           1         34
Interest cost. . . . . . . . . . . . .         550         622        887
Amortization of net gain . . . . . . .      (7,777)     (7,879)    (6,327)
Recognized settlement gain . . . . . .        (499)       (233)      (859)
                                           -------     -------    -------
Net periodic postretirement
  benefit credit . . . . . . . . . . .     $(7,725)     (7,489)    (6,265)
                                           =======     =======    =======

     The following table sets forth the plans' change in benefit obligation and benefit cost as of December 31, 2003 and 2002 as follows:

                                             December 31,    December 31,
                                                 2003            2002
                                             ------------    ------------

Benefit obligation at beginning of year. .        $ 8,906           9,615
Service cost . . . . . . . . . . . . . . .              1               1
Interest cost. . . . . . . . . . . . . . .            550             622
Actuarial losses . . . . . . . . . . . . .            396             746
Employer contribution. . . . . . . . . . .         (2,091)         (2,075)
Plan change. . . . . . . . . . . . . . . .         (2,419)          --
Curtailment. . . . . . . . . . . . . . . .          --                 (9)
Special termination benefit. . . . . . . .          --                  6
                                                  -------         -------
Benefit obligation at end of year. . . . .          5,343           8,906
Unrecognized net actuarial gain. . . . . .          8,400          14,654
                                                  -------         -------
Accumulated postretirement benefit cost. .        $13,743          23,560
                                                  =======         =======

     The Company's expected contributions for 2004 are approximately
$1,600.

     These entities currently amortize unrecognized gains over the shorter of ten years or the average life expectancy of the inactive participants since almost all of the Plans' participants are inactive. The portion of the unrecognized net actuarial gain represented by the decrease in the Maintenance of Effort obligation is being amortized over four years, commencing in 2001. In addition, due to the significant total amount of unrecognized gain at December 31, 2003, 2002 and 2001, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at December 31, 2003 and 2002, these entities may, in the future, change their amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, they would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on cash flows, but could have a significant effect on an entity's statement of operations.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 6.25% as of December 31, 2003 and 7% as of December 31, 2002.

     The Association has elected to defer recognition of the effects, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the actuarial projections and assumptions presented above.


(6)  INCOME TAXES

     Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2003, 2002 and 2001 consists of:

                                        Current      Deferred     Total
                                        --------     --------    --------
     Year ended December 31, 2003:
       U.S. federal. . . . . . . . .    $  --           9,177       9,177
       State . . . . . . . . . . . .       --           1,049       1,049
                                        --------     --------    --------
                                        $  --          10,226      10,226
                                        ========     ========    ========

                                        Current      Deferred     Total
                                        --------     --------    --------
     Year ended December 31, 2002:
       U.S. federal. . . . . . . . .    $  --         (13,588)    (13,588)
       State . . . . . . . . . . . .       --          (1,553)     (1,553)
                                        --------     --------    --------
                                        $  --         (15,141)    (15,141)
                                        ========     ========    ========

     Year ended December 31, 2001:
       U.S. federal. . . . . . . . .    $  --          (3,107)     (3,107)
       State . . . . . . . . . . . .       --            (355)       (355)
                                        --------     --------    --------
                                        $  --          (3,462)     (3,462)
                                        ========     ========    ========

     Income tax benefit attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax loss from operations as a result of the following:
                                          2003         2002        2001
                                        --------     --------    --------
Computed "expected" tax provision
 (benefit) . . . . . . . . . . . . .    $  7,255       (3,842)    (10,723)
Reduction in income taxes resulting
 from:
  Net loss from unconsolidated
    investment . . . . . . . . . . .         157        1,197       7,247
  Increase (reduction) in
    valuation allowance. . . . . . .       3,756      (12,766)      --
  Other, net . . . . . . . . . . . .        (942)         270          14
                                        --------     --------    --------
      Total. . . . . . . . . . . . .    $ 10,226      (15,141)     (3,462)
                                        ========     ========    ========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2003 and 2002 are as follows:
                                                       2003        2002
                                                     --------    --------
    Deferred tax assets:
      Post retirement benefits . . . . . . . . .     $ (5,360)     (9,188)
      Reserves related primarily to losses
        on divestitures. . . . . . . . . . . . .       (9,583)    (12,880)
      Loss carryforwards . . . . . . . . . . . .       (4,776)     (3,870)
      Tax credit carryforwards . . . . . . . . .       (4,144)     (4,258)
      Other, net . . . . . . . . . . . . . . . .       (3,301)       (753)
                                                     --------    --------
        Total deferred tax assets. . . . . . . .      (27,164)    (30,949)
        Less - valuation allowance . . . . . . .        7,932       4,175
                                                     --------    --------
        Net deferred tax assets. . . . . . . . .      (19,232)    (26,774)
                                                     --------    --------
    Deferred tax liabilities:
      Property, plant and equipment,
        principally due to purchase
        accounting adjustments,
        net of impairment charges. . . . . . . .       28,465      25,814
      Prepaid pension and core retirement
        award costs. . . . . . . . . . . . . . .       10,136      10,103
                                                     --------    --------
          Total deferred tax liabilities . . . .       38,601      35,917
                                                     --------    --------
          Net deferred tax liability . . . . . .     $ 19,369       9,143
                                                     ========    ========

     The net deferred tax liability was reduced by approximately $30,000 due to the restructuring and has been reflected as a component of the Extraordinary gain on reorganization in 2002.

     At December 31, 2003, the Company has net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $6 million and approximately $58 million for state income tax purposes which can be used to offset taxable income, if any, in future years. The federal NOLs begin to expire in 2016. The increase in the valuation allowance is primarily due to the reserve for financial reporting purposes of net operating losses and tax credit carry forwards. The state NOLs, primarily in the state of Hawaii, have significant expiration dates commencing in 2005. NOLs have generally been reserved because utilization is dependent on future events that cannot be reasonably predicted. The Company also has available alternative minimum tax credits which can be used to offset future federal income taxes, if any. The alternative minimum tax credits aggregated approximately $4 million as of December 31, 2003 and can be utilized over an indefinite period. U.S. Federal tax return examinations have been completed for years through 1997. The Company believes adequate provisions for income tax have been recorded for all years. As a result of the examination relative to the years 1998-2000 the IRS has proposed adjustments, which in the aggregate reflect deficiencies in taxes of approximately $7.4 million (before interest). The Company is in the process of reviewing the proposed adjustments and intends to contest the deficiency. The statutes of limitations with respect to the Company's tax returns for 2001 through 2003 remain open.


(7)  TRANSACTIONS WITH AFFILIATES

     An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2003, 2002 and 2001 (including amounts related to discontinued operations in 2001) was approximately $102, $75 and $1,100, respectively, not all of which was paid as of December 31, 2003.

     The Company pays a non-accountable reimbursement of $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2003.

     The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliate, Management Services, LLC, during 2003. The total costs for the years ended 2003, 2002 and 2001 were approximately $1,800, $2,000 and $1,100, respectively, of which approximately $105 was unpaid as of December 31, 2003.

     Employees of certain of the Company's unconsolidated affiliates were entitled to participate in the Company's defined contribution pension plan.

Pursuant to an agreement through December 31, 2001 Northbrook was entitled to receive a payment from such affiliates in an amount equal to the service cost related to these employees. The amount of the payment for 2001 was $1,200, all of which was paid as of December 31, 2003.

     The Company had other amounts due from affiliates of approximately $300 and $300 at December 31, 2003 and 2002, respectively.

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

     APIC, which is not a Debtor and was owned approximately 16.7% by the Company, was the primary borrower under a $66,000 loan made by the ERS in 1991. The loan, which had a balance as of September 9, 2003 of approximately $83,000, is secured by the RKGC (and certain adjacent lands).

All of APIC's assets are subject to the loan. The loan matured in June 2001 and was not extended, despite efforts of the borrowers to obtain such an extension.

     The borrowers were engaged in settlement negotiations with ERS at least since 2000, which negotiations resulted in the execution of the ERS Settlement Agreement in March 2003. On September 9, 2003, the Company and APIC consummated their settlement agreement with the ERS. As a consequence of such transaction, the Company and APIC no longer have any interest in or obligation to the Royal Kaanapali Golf Courses. However, the Company has received certain easements and other rights respecting certain of the golf course land, including, among other things, drainage rights, utility line easements, access rights and the right to reconfigure one of the golf holes to accommodate the construction of a road to serve certain other land owned by the Company. In 2003 the Company escrowed cash as required by the settlement agreement in the approximate amount of $1,500, primarily to satisfy certain debts of APIC to its former creditors and employees and to ensure that funds are available for the reconfiguration of the golf hole as described above. The Company recently entered into a contract for the completion of such reconfiguration work which required the Company to deposit an additional approximate amount of $200 into such escrow. Such work is expected to be conducted during the second and third quarters of 2004. A portion of the amounts so funded are expected to be reimbursed to the Company by AFLP. As discussed below, an additional amount of approximately $1,100 was funded by the Company to satisfy certain of its obligations relating to the settlement, other than through the closing escrow, primarily relating to former employees, which amount was paid during the fourth quarter of 2003. The settlement also provides the Company and its affiliates and related parties with various releases from the ERS and ensures that the ERS will file no claims with the Bankruptcy Court.

     Concurrently with the consummation of the ERS Settlement Agreement, APIC entered into a mutual release agreement with the union representing the bargaining unit employees employed by APIC at the time the receivership commenced. Such agreement resulted in certain amounts being paid or distributed to such employees in return for releases by each of them and the union in favor of APIC and the Company. APIC handled its former non-bargaining unit employees employed at the RKGC in substantially the same manner. The total amount paid to APIC's former employees as a consequence of the consummation of such settlement was approximately $1,100 and was paid during the fourth quarter of 2003.

     On September 20, 1996, Oahu Sugar Company, LLC, successor by merger to Oahu Sugar Company, Limited ("Oahu Sugar") and a subsidiary of Kaanapali Land, filed a lawsuit (the "First Arakaki Case"), Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, in the Circuit Court of the First Circuit, State of Hawaii. In the lawsuit, Oahu Sugar, which is a Non-Debtor KLC Subsidiary, alleged that it entered into an agreement to sell to defendants certain sugar cane processing equipment at Oahu Sugar's sugar cane mill in Waipahu. Oahu Sugar alleged that defendants failed to timely dismantle and remove the equipment, as required by the agreement, and that defendants were obligated to pay Oahu Sugar rent for the area occupied by the equipment beyond the time provided for by the parties.
Oahu Sugar further alleged that it provided notice to defendants that Oahu Sugar was entitled to treat the equipment as abandoned property and to sell the equipment, because the equipment had not been removed from the property in a timely fashion, as required by the parties' agreement. In its complaint, Oahu Sugar sought, among other things, declaratory relief that it was entitled to treat the equipment as abandoned, damages for breach of contract, and rent under an unjust enrichment theory.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2,600 in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2,600 in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751 in attorneys' fees, $28 in costs and $866 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. Since no appeal bond was obtained, the defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court also scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict was to be entered as of March 2, 2000 or a new judgment order was required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it would not enter a corrected judgment as of March 2, 2000 and that a new judgment order was required. On April 12, 2001, the court entered the new judgment order on the counterclaims providing for the payment of approximately $2,600 in damages, $730 in attorneys' fees, $28 in costs, $867 in prejudgment interest, and additional prejudgment interest from

January 20, 2000 through April 12, 2001. From and after entry of the order, post-judgment interest was to accrue on the unpaid balance at the statutory rate of ten percent per annum until paid in full. Oahu Sugar continued to pursue its appeal in the First Arakaki Case and the opposing side filed a cross appeal seeking further relief on any potential retrial of the matter. The case was fully briefed and was awaiting a decision by the Hawaii Supreme Court. However, the First Arakaki Case is subject to an overall potential settlement with the Second Arakaki Case and the City Bank Foreclosure case, each as described below.

     On or about December 15, 2000, Oahu Sugar and Oahu MS Development Corp. ("Oahu MS", f/k/a Amfac Property Development Corp.), subsidiaries of Kaanapali Land, among others, were named in a lawsuit (the "Second Arakaki Case") entitled Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited et al, Civil No. 00-1-3817-12, and filed in the Circuit Court of the First Circuit of Hawaii. This case is also the subject of a potential settlement as described below. In the complaint, as amended, plaintiffs sought a declaration that certain conveyances of real estate made by Oahu Sugar or Oahu MS, since December 1996, were allegedly fraudulent transfers made in violation of the common law, the Hawaii fraudulent transfer act, and rights which they claim arose in connection with the claims they filed in the First Arakaki Case. Plaintiffs sought, among other things, injunctive and declaratory relief, compensatory damages, punitive damages, orders of attachment against sales proceeds, voidance of certain transfers, foreclosure and other remedies in connection with various transfers of real estate made by Oahu Sugar to Oahu MS, the Young Men's Christian Association of Honolulu ("YMCA"), and the Filipino Community Center, Inc. ("FCC"), among others, all over the years 1996-2000. Although the amount of damages sought in the Second Arakaki Case was unspecified, the case arose in connection with the plaintiffs' efforts to realize on their judgment in the First Arakaki Case described above. The YMCA and FCC were also named defendants in this action and have filed cross-claims for relief against Oahu Sugar and Oahu MS for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and Oahu MS filed answers to the complaint, as amended, and the cross-claims. On May 3, 2001, plaintiffs filed an amended complaint dropping the remedy of foreclosure in connection with certain property transferred to the YMCA and adding various allegations including, without limitation, allegations regarding the final judgment entered in the underlying matter.

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

     On January 2, 2003, Oahu MS was named in a civil action (the "City Bank Foreclosure Case") entitled City Bank v. Amfac Property Development Corp., et al, in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-0005-01. In this case, plaintiff sought foreclosure of property owned by Oahu MS and encumbered by a mortgage in favor of City Bank. City Bank made a $10,000 loan to APDC under a loan agreement dated December 18, 1996. The loan became due on December 1, 2002. City Bank claimed that as a result of Oahu MS's failure to pay the loan when due, Oahu MS was in default under the loan documents. It alleged that the amount due as of December 2, 2002 was approximately $2,900 plus a per diem charge of approximately $1 accruing on the unpaid principal, until payment was made and/or interest changes, plus advances and expenses incurred in connection with the action. In its complaint, City Bank sought all amounts allegedly due and owing to City Bank, together with legal interest thereafter to accrue thereon and all advances, costs and attorneys' fees; a foreclosure decree and sale; the appointment of a receiver to conduct an environmental audit on a specified portion of the secured property and to collect rents being paid on a portion of the mortgaged properties that consist of subleases on improved land; the entry of an order of deficiency against APDC to the extent such exists after sale with execution to follow thereon; and such other relief as the court may deem proper. This action had been consolidated with the Second Arakaki Case described above (together, the "Consolidated Action"). Together with the Complaint, City Bank filed a Motion for Appointment of Receiver alleging that it was entitled to have a receiver appointed for an environmental audit on the mortgaged property and collection of all net rental income assigned to City Bank. With regard to the subleases, on June 28, 2002, Oahu MS and City Bank executed three assignments of net rental income as security for the loan Oahu MS had obtained from City Bank in 1996 ("Assignments"). Two of the Assignments pertained to subleases under leases with the Trustees Under the Will and of the Estate of Bernice Pauahi Bishop, deceased, also known as Kamehameha Schools ("Trustees"): Lease Number 24,710 ("Bougainville Assignment"), and Lease Number 24,720 ("Halawa Assignment"). The third Assignment pertained to subleases and leases with Queen's Hospital located on Bougainville Industrial Park and the Halawa Light Industrial Park ("Queen's Assignment"). The three Assignments gave City Bank certain rights in the net rental income derived from each of the properties. This motion was granted.

     The parties to the City Bank Foreclosure Action commenced settlement discussions in January 2003. Although City Bank argued that no agreement had been reached between the two parties, Oahu MS contended that a valid and enforceable settlement agreement had been reached as to all material terms providing for a modification and extension of the terms of the loan in question.

     On May 12, 2003, City Bank filed a motion for partial summary judgment against all defendants and interlocutory decree of foreclosure and for entry of final judgment pursuant to Hawaii Rules of Civil Procedure 54(b), seeking foreclosure on the Assignments. The motion was granted at a hearing on June 16, 2003.

     Soon thereafter, on June 5, 2003, Trustees filed a motion to intervene in order to assert their interests in the rental income from the Halawa and Bougainville Assignments. Trustees' Motion was granted on July 23, 2003, and Trustees filed their answer to complaint in this action on July 24, 2003, with a Cross-Claim against Oahu MS. Thereafter, Trustees, City Bank and Oahu MS reached agreement on the terms of a stipulation pertaining to the receivership.

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

     In December 2003 the settlement was consummated. In general, the terms of the settlement provided that Oahu MS convey the mill site property that is encumbered by the City Bank loan to City Bank and pay Swift and Arakaki the amount of $100, and pay City Bank certain expenses of the transactions. YMCA and FCC also contributed money to the settlement, as well as Ticor Title Insurance Company, which had written title insurance policies insuring City Bank and YMCA. City Bank provided the plaintiffs with what amounted to a participation in the property and will perform any environmental cleanup required on the property. All parties were released from the claims brought against them in the Consolidated Action and the First Arakaki Case, effective as of the date that is 91 days after the property was deeded by Oahu MS to City Bank. In connection with the settlement, the Company reversed a previous accrual of $4,900 and reported such as a reduction in general and administrative expenses. In addition, the Company recorded a gain on the extinguishment of the City Bank loan of approximately $500.

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

     On July 2, 2003, Oahu MS filed a demand for arbitration of Trustees' claims with the American Arbitration Association ("AAA"), and on July 3, 2003, APDC filed a motion to dismiss, or in the alternative, to stay plaintiffs' complaint pending arbitration. On July 2, 2003, Trustees filed a motion for partial summary judgment against all defendants. Both motions were set to be heard on August 11, 2003. Prior to that date, however, the Court informally advised the parties that it would likely enforce the arbitration provisions contained in the leases, and the parties thereafter reached agreement on a stipulation staying the case pending arbitration. The parties thereafter entered into mediation and have reached a settlement in principle, pending the collection of various information necessary to the completion thereof. There are no assurances that the settlement will be consummated.

     On or about February 23, 2001 Kekaha Sugar Co., Ltd., a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. has responded to the letter. The United States Environmental Protection Agency has performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and results are pending. Kekaha Sugar Co., Ltd. is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of Kekaha Sugar Co., Ltd.

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

     Pioneer Mill is engaged in an ongoing cleanup arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site has been assigned a high priority and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. These issues will have to be addressed as they are raised. Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. Pioneer Mill is currently making arrangements to address the issues evidenced by the test results, which are not currently believed to be material to the Company. EPA has designated HDOH as the oversight agency for Pioneer Mill.

     As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar has submitted a Remedial Investigation Report to the HDOH. The HDOH has provided comments which indicate additional testing may be required. Oahu Sugar has responded to these comments with additional information. Oahu Sugar is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of Oahu Sugar. On January 9, 2004, the United States Environmental Protection Agency, Region IX (hereinafter, "EPA"), issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request seeks, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar is in the process of responding to the information requests. Oahu Sugar is substantially without assets and the pursuit of any action, informational, enforcement, or otherwise, could have a material adverse effect on the financial condition of Oahu Sugar.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20,600 for taxes, interest and penalties related to the years 1998-2000. However, the Company has entered into a stipulation with the IRS whereby the IRS has withdrawn its claim due to the fact that the Plan leaves the IRS unimpaired relative to any taxes that may be due. As a result of the examination relative to the years 1998-2000 the IRS has proposed adjustments which in the aggregate reflect deficiencies in taxes of approximately $7,400 (before interest). The Company is in the process of reviewing the proposed adjustments and intends to contest the deficiency. However, there can be no assurance that the Company will be successful in such contest and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could be material.

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

     On October 16-17, 2003, the court heard arguments relating to the parties' motions for summary judgment. After argument, the court indicated that it was inclined to enter an order striking all but one claim. At a mediation held on October 18, 2003, the parties entered into a settlement agreement resolving the entire case in consideration of the payment of $3,250 made on behalf of all of the defendants. A subsidiary of the Company that was the general partner of one of the defendants agreed to contribute $1,950 to the settlement payment. Mutual general releases were entered into between the parties and the case was dismissed with prejudice on October 24, 2003.

     Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 130 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases, as it is without assets to satisfy any material existing or future judgments, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

     Northbrook Corporation ("Northbrook"), a predecessor by merger to Kaanapali Land was named in a lawsuit filed in August 2003 in the Circuit Court of Cook County, Chicago, Illinois, styled Silverado Golf & Country Club, Inc. v. JMB Realty Corporation and Northbrook Corporation. The lawsuit sought unspecified damages and alleges that the defendants engaged in fraudulent conduct in connection with the administration and termination of a defined benefit pension plan that had been sponsored by Northbrook Corporation and certain affiliates and predecessors. The complaint has since been amended. In the eight count amended complaint, plaintiff seeks unspecified general damages, the imposition of a constructive trust, an accounting, attorneys' fees and costs, interest, punitive damages and such other further relief as is deemed appropriate by the court under the circumstances. Plaintiff seeks return of approximately $1,000 in pension related costs paid by it over the period 1989-1994, the return of all pension related costs paid by it since 1995, and all fees, costs and other consideration charged to or received by defendants from plaintiff since 1988. The participants in the pension plan included employees of an affiliate who were engaged in employment at the Silverado Country Club & Resort, in Napa, California (the "Resort"). The Resort was and continues to be operated pursuant to a Management Agreement between the plaintiff and Xanterra Parks & Resorts, L.L.C. ("Xanterra"), a former subsidiary of Northbrook that continues to be under common control with the defendants. The plaintiffs are also pursuing their claims in a separate action against Xanterra that is currently being arbitrated in San Francisco, California. The defendants in the Chicago action vigorously deny all of the plaintiff's claims. Although the amended complaint has only recently been filed and an answer has not yet been filed, the defendants intend to defend, among other things, on the basis that it had no relationship with the plaintiff and no duties to them whatsoever and that the plaintiff was not a participating employer in the pension plan and otherwise had no interest therein. In addition, to the extent that the California arbitration is decided in favor of Xanterra, such decision would provide further defenses for Kaanapali Land (as successor by merger to Northbrook). However, there can be no assurance that the plaintiffs will not ultimately prevail on some or all of their claims.

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


(9)  DISCONTINUED OPERATIONS

     In December 2001, the Company consummated a non-taxable spin-off of Resorts to its shareholders. Accordingly, Resorts is no longer a subsidiary of Kaanapali Land and is classified as a discontinued operation.

     Resorts' income statement information for 2001 was as follows:

                                                                   2001
                                                                 --------
Revenues:
  Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $229,524
  Other income . . . . . . . . . . . . . . . . . . . . . . . .      4,082
                                                                 --------
                                                                  233,606
                                                                 --------
Costs and expenses:
  Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .    150,123
  Selling, general and administrative. . . . . . . . . . . . .     51,083
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .      8,133
  Depreciation and amortization. . . . . . . . . . . . . . . .     18,710
                                                                 --------
                                                                  228,049
Income from discontinued operations before income taxes. . . .      5,557

Income tax benefit (provision) . . . . . . . . . . . . . . . .      4,537
                                                                 --------

Income from discontinued operations. . . . . . . . . . . . . .   $ 10,094
                                                                 ========


(10) BUSINESS SEGMENT INFORMATION

     As described in Note 1, the Company operates in three business segments. Total revenues, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by business segment are presented in the tables below.

     Total revenues by business segment includes primarily (i) sales, all of which are from unaffiliated customers and (ii) interest income that is earned from outside sources on assets which are included in the individual industry segment's identifiable assets.

     Operating profit is comprised of total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate revenues and expenses, interest expense, income taxes, equity in income (loss) from unconsolidated investments and gain from the extinguishment of debt.

     Identifiable assets by business segment are those assets that are used in the Company's operations in each industry. Corporate assets consist principally of cash and cash equivalents, prepaid pension costs and receivables related to previously divested businesses. Investments in net assets of unconsolidated investments are related to ownership interests held by the Company primarily in various real estate related entities.

                                          2003         2002        2001
                                        --------     --------    --------
Revenues:
  Property . . . . . . . . . . . . .    $ 61,492        4,753      50,636
  Agriculture  . . . . . . . . . . .       1,241        1,972       4,252
  Golf . . . . . . . . . . . . . . .       4,141        4,360       4,175
  Corporate. . . . . . . . . . . . .       5,074           27      22,831
                                        --------     --------    --------
                                        $ 71,948       11,112      81,894
                                        ========     ========    ========

                                          2003         2002        2001
                                        --------     --------    --------
Operating Profit (loss):
  Property . . . . . . . . . . . . .    $ 21,234        1,323     (17,806)
  Agriculture  . . . . . . . . . . .        (912)      (8,028)     (3,742)
  Golf . . . . . . . . . . . . . . .         580          764         120
                                        --------     --------    --------

Operating income (loss). . . . . . .      20,902       (5,941)    (21,428)

Corporate. . . . . . . . . . . . . .       1,357       (7,819)     15,144
Interest expense . . . . . . . . . .      (1,129)      (2,395)    (11,387)
Equity in income (loss) from
  unconsolidated investments . . . .        (402)       5,180     (12,967)
                                        --------     --------    --------
Loss from continuing operations
  before income taxes. . . . . . . .    $ 20,728      (10,975)    (30,638)
                                        ========     ========    ========

Identifiable Assets:
  Property . . . . . . . . . . . . .    $ 65,919       55,970      67,410
  Agriculture. . . . . . . . . . . .      48,091       51,419      64,760
  Golf . . . . . . . . . . . . . . .      29,084       29,076      29,441
                                        --------     --------    --------
                                         143,094      136,465     161,611

Corporate. . . . . . . . . . . . . .      46,379       53,161      62,017
                                        --------     --------    --------
                                        $189,473      189,626     223,628
                                        ========     ========    ========


     Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

                                          2003         2002        2001
                                        --------     --------    --------
Capital Expenditures:
  Property . . . . . . . . . . . . .    $    861        --             13
  Agriculture. . . . . . . . . . . .         197        --             20
  Golf . . . . . . . . . . . . . . .         132          163         499
  Corporate. . . . . . . . . . . . .       --              15       --
                                        --------     --------    --------
                                        $  1,190          178         532
                                        ========     ========    ========
Depreciation and Amortization:
  Property . . . . . . . . . . . . .    $     87           90          86
  Agriculture. . . . . . . . . . . .          60        1,417       1,924
  Golf . . . . . . . . . . . . . . .         609          552         839
  Corporate. . . . . . . . . . . . .         408          935         772
                                        --------     --------    --------
Total. . . . . . . . . . . . . . . .    $  1,164        2,994       3,621
                                        ========     ========    ========

(11) CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basis and diluted:

                                      For the        For the
                                       Period        Period
                                     January 1,    November 14,
                      Year Ended    2002 through   2002 through Year Ended
                      December 31,  November 13,   December 31, December 31,
                         2003          2002           2002         2001
                      ------------  ------------   ------------ ------------
                           (Amounts in thousands except per share amounts)
NUMERATOR:
Operating income
  (loss) . . . . . . . $   21,130        (2,117)       (14,038)     (17,671)
                       ==========    ==========     ==========   ==========
Equity in income
  (loss) from
  unconsolidated
  investments. . . . .       (402)        5,525           (345)     (12,967)
                       ==========    ==========     ==========   ==========
Income from
  continuing
  operations . . . . .     10,502        12,939         (8,773)     (27,176)

Income from
  discontinued
  operations . . . . .      --            --             --          10,094

Gain on disposition
  of unconsolidated
  investment . . . . .     60,134         --             --           --

Extraordinary gain . .      --          136,618          --           --
                       ----------    ----------     ----------   ----------
Net income (loss). . . $   70,636       149,557         (8,773)     (17,082)
                       ==========    ==========     ==========   ==========

DENOMINATOR:
Denominator for
  net income (loss)
  per share -
  basic and
  diluted. . . . . . . $    1,791             4          1,863            4
                       ==========    ==========     ==========   ==========
Net income (loss)
  per share -
  basic and
  diluted. . . . . . .      39.44     37,389.34          (4.71)   (4,270.50)
                       ==========    ==========     ==========   ==========
Net income per
 share - basic:
Income (loss)
  from continuing
  operations . . . . . $     5.86      3,234.84          (4.71)   (6,794.00)
Income from
  discontinued
  operations . . . . .      --            --             --        2,523.50
Gain on disposition
  of unconsolidated
  investment . . . . .      33.58         --             --           --
Extraordinary gain . .      --        34,154.50          --           --
                       ----------    ----------     ----------   ----------
Net income per
  share basic and
  diluted. . . . . . . $    39.44     37,389.34          (4.71)   (4,270.50)
                       ==========    ==========     ==========   ==========

     Pursuant to the Plan, a maximum of 1,863,000 shares of the Company are issuable. As of December 31, 2003, the Company had issued and outstanding 1,631,513 Class B shares, non par value, and approximately 159,761 Class A shares, non par value stock. The LLC Agreement provides for two classes of membership interests, Class A Shares and Class B Shares, which have substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares are represented by a "Class A Representative" who must approve certain transactions proposed by Kaanapali Land before they can be undertaken. Class B Shares are held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during the fiscal years 2003 and 2002.


ITEM 9A. CONTROLS AND PROCEDURES

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


                                   PART III


ITEM 10.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sole manager of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may not be removed as manager except in those circumstances described in Item 11 below. As of March 15, 2004, the executive officers and certain other officers of the Company were as follows:

                                          Position
                                          Held with
         Name                             the Company
      ----------                          ------------

      Gary Nickele                        President and
                                            Chief Executive Officer
      Tamara G. Edwards                   Senior Vice President
      Stephen A. Lovelette                Executive Vice President
      Gailen J. Hull                      Senior Vice President and
                                          Chief Financial Officer

     Certain of these officers are also officers and/or directors of JMB Realty Corporation ("JMB") and numerous affiliated companies of JMB (hereinafter collectively referred to as "JMB affiliates"). JMB affiliates outside of the Company have not materially engaged in the agriculture business and have primarily purchased, or made mortgage loans securing, existing commercial, retail, office, industrial and multi-family residential rental buildings or have owned or operated hotels on various other hospitality businesses. However, certain partnerships sponsored by JMB and other affiliates of JMB are engaged in land development activities including planned communities, none of which are in Hawaii.

     There is no family relationship among any of the foregoing officers.

     The LLC Agreement also provides for the appointment of a "Class A Representative" to monitor the activities of Kaanapali Land on behalf of its Class A Shareholders. The Class A Representative who must be independent is entitled to receive certain information from Kaanapali Land and must approve certain actions that Kaanapali Land may take outside the course of business primarily related to debt that might be obtained from affiliated parties. The current Class A Representative is American Express Tax and Business Services, Inc. Reference is also made to Item 11 for more information.

     There are no arrangements or understandings between or among any of said officers and any other person pursuant to which any officer was selected as such.

     The following table sets forth certain business experience during the past five years of such officers of the Company.

     Gary Nickele (age 51) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida/JMB Managers, Inc., the sole general partner of Arvida/JMB Partners, L.P. ("Arvida Partners"). Arvida Partners conducts land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively, and since 1998 as Executive Vice President. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois. Mr. Nickele's experience relative to JMB, the Company and Arvida Partners during the past five years has included overall responsibility for all legal matters, oversight of the relationship of Arvida Partners and its affiliates, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

     Tamara G. Edwards (age 49) has been Senior Vice President of KLC Land since August 1996. Ms. Edwards has been President of several of the subsidiaries since March 1997. Ms. Edwards served as Senior Counsel for the Company from 1995 through 1997. She was also formerly a Manager of KLC Land and Director of certain of its subsidiaries. She is a member of the Bar of California, Florida and Hawaii. During the past five years, Ms. Edwards has been responsible for the land sale activities of KLC Land and its subsidiaries and the management of non-agricultural and non-development activities concerning the Company's land assets.

     Stephen Lovelette (age 48) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 15 years and since 1998 as executive Vice President. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Company under its previous ownership and continues to oversee its development efforts. Mr. Lovelette holds a bachelor's degree from The College of the Holly Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

     Gailen J. Hull (age 55) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982 and since 1998 as Senior Vice President. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

     It is currently anticipated that Gary Nickele will devote 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependant upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

     In light of the fact that the Company's shares are not publicly traded, the Company is a limited liability company and the rights of members are governed by the limited liability company agreement, the Company has determined that it is not necessary to have either an audit committee financial expert or a code of ethics as those terms are defined in the rules and regulations of the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

   Certain of the officers of the Company listed in Item 5 above are officers of JMB and are compensated by JMB or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse JMB, Pacific Trail and their affiliates for any expenses incurred while providing services to the Company.


                          SUMMARY COMPENSATION TABLE

                          Annual Compensation (1)(3)
                          ---------------------------
                                                                  Other
                                                                 Annual
                                                                Compensa-
                    Principal                Salary      Bonus    tion
Name (2)            Position (4)     Year      ($)        ($)      ($)
---------------     ------------    -----    -------    ------  ---------

Gary Nickele        President        2003    180,000   100,000     N/A
                    and Chief        2002    180,000   100,000     N/A
                    Executive        2001    172,300      N/A      N/A
                    Officer

Tamara G. Edwards   Senior Vice      2003    250,000   150,000     N/A
                    President        2002    250,000   100,000     N/A
                                     2001    250,000    41,500     N/A

Stephen A.
  Lovelette         Executive        2003    175,000    50,000     N/A
                    Vice President   2002    175,000    50,000     N/A

Gailen J. Hull      Senior Vice      2003    175,000    50,000     N/A
                    President and    2002    175,000      N/A      N/A
                    Chief Financial
                    Officer
----------

      (1) The Company does not have a compensation committee. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

      (2) Includes CEO and 3 most highly compensated executives whose salary and bonus exceed $100,000. No other executive earned salary and bonus in 2003 exceeding $100,000.

      (3) Salary and bonus amounts for Messrs. Nickele, Lovelette and Hull represent the portion of total compensation allocated and charged to the Company.

      (4) Positions listed are those for Kaanapali Land, and prior to its formation, with KLC Land.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners.

                      NAME AND ADDRESS                  AMOUNT AND NATURE
                      OF BENEFICIAL                     OF BENEFICIAL
TITLE OF CLASS        OWNER                             OWNERSHIP
--------------        ---------------------------       --------------------

Class B Shares        Pacific Trail Holdings, LLC       1,466,573 Shares
                      900 North Michigan Avenue         owned directly
                      Chicago, Illinois 60611           (89.9% of the
                                                        Class B Shares)
                                                        (1) (2)

(1) The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Class B Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Class B Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen Hull and Andrew N. Todd, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Todd are the same as for Pacific Trail.

(2) As of March 15, 2004, there were 1,631,513 Class B Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Class A or Class B shares issued, outstanding and distributed. No officers of the Company own any Class A Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2003, 2002 and 2001 (including amounts related to discontinued operations in 2001) was approximately $102, $75 and $1,100, respectively, not all of which was paid as of December 31, 2003.

     The Company pays a non-accountable reimbursement of approximately $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2003.

     The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliate, Management Services, LLC, during 2003. The total costs for the years ended 2003, 2002 and 2001 was approximately $1.8 million, $2.0 million and $1.1 million, respectively, of which approximately $105 thousand was unpaid as of December 31, 2003.

     Employees of certain of the Company's unconsolidated affiliates are entitled to participate in the Company's defined contribution pension plan.

Pursuant to an agreement through December 31, 2001 Northbrook was entitled to receive a payment from such affiliates in an amount equal to the service cost related to these employees. The amount of the payment for 2001 was $1.2 million, all of which was paid as of December 31, 2003.

     The Company had other amounts due from affiliates of approximately $300 thousand, $300 thousand and $300 thousand at December 31, 2003, 2002 and 2001, respectively.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2003 and 2002 were $154,300 and $187,300, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no audit related, tax or other services provided by E&Y.

     The Company has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the managing member of the Company before the service is undertaken.

                                    PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

       2.1 Order Confirming Second Amendment Joint Plan of Reorganization Dated June 11, 2002, including as an exhibit thereto, the Second Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code incorporated herein by reference the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

      2.2 Second Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference from the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

      3.1 Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

      10.1 $10,000,000 loan agreement between Amfac Property Development Corp. and City Bank at December 18, 1996 filed as an exhibit to Amfac Hawaii, LLC's Form 10-K report for December 31, 1996 under the Securities Act of 1934 (File No. 33-24180) filed March 21, 1997 and hereby incorporated by reference.

      10.2 General Lease S-3821, dated July 8, 1964, by and between the State of Hawaii and East Kauai Water Company, Ltd. (1)

      10.3  U.S. Navy Waipio Peninsula Agricultural Lease, dated
            May 26, 1964, between The United States of America (as represented by the U.S. Navy) and Oahu Sugar Company,
            Ltd. (1)

      10.4  Amendment to the Robinson Estate Hoaeae Lease, dated
            May 15, 1967, by and between various Robinsons, heirs of Robinsons, Trustees and Executors, etc. and Oahu Sugar Company, Limited amending and restating the previous lease. (1)

      10.5 Amendment to the Campbell Estate Lease, dated April 16, 1970, between Trustees under the Will and of the Estate of James Campbell, Deceased, and Oahu Sugar Company, Limited amending and restating the previous lease. (1)

      10.6 Bishop Estate Lease No. 24,878, dated June 17, 1977, by and between the Trustees of the Estate of Bernice Pauahi Bishop and Pioneer Mill Company, Limited. (1)

      10.7 General Lease S-4229, dated February 25, 1969, by and between the State of Hawaii, by its Board of Land and Natural Resources and Pioneer Mill Company, Limited. (1)

      10.8 Honokohau Water License, dated December 22, 1980, between Maui Pineapple Company Ltd. and Pioneer Mill
            Company, Limited. (1)

      10.9 Water Licensing Agreement, dated September 22, 1980, by and between Maui Land & Pineapple Company, Inc. and
            Amfac, Inc. (1)

      10.10 Funding Agreement dated October 29, 2002 between
            Kaanapali Land and certain affiliates filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

      10.11 Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

      10.12 Property Purchase and Option Agreement by and between NB Lot 4, LLC, Maui Beach Resort Limited Partnership, and NB Lot 3, LLC dated August 4, 2003 filed as an exhibit to the Company's report on Form 8-K (File No. 0-50273) filed on August 22, 2003 is hereby incorporated by reference.

      21.   List of Subsidiaries

      31.1. Certification of Chief Executive Officer pursuant to
            Rule 13a-14(a) is filed herewith.

      31.2. Certification of Chief Financial Officer pursuant to
            Rule 13a-14(a) is filed herewith.

      32. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

      99.1 Settlement Agreement dated March 14, 2003 between Amfac Property Investment Corp., Amfac Hawaii, LLC, Pioneer
            Mill Company, Limited, and Employees' Retirement System of the State of Hawaii filed as an exhibit to the Company's report on Form 8-K (File No. 0-50273) filed on September 26, 2003 is hereby incorporated by reference.

     (1) Previously filed as exhibits to Amfac Hawaii, LLC's Registration Statement on Form S-1 (as amended) under the Securities Act of 1933 (File No. 33-24180) and hereby incorporated by reference.

      (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by the report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               KAANAPALI LAND, LLC

                               BY:   Pacific Trail Holdings, LLC
                                     (Sole Member)


                                     /s/ Gailen J. Hull
                                     ---------------------
                               By:   Gailen J. Hull
                                     Senior Vice President
                               Date: March 29, 2004



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                     /s/ Gailen J. Hull
                                     ---------------------
                               By:   Gailen J. Hull,
                                     Senior Vice President
                                     Chief Accounting Officer
                                     and Chief Financial Officer
                               Date: March 29, 2004



                                     /s/ Gary Nickele
                                     ---------------------
                               By:   Gary Nickele,
                                     President and
                                     Chief Executive Officer
                               Date: March 29, 2004