Form 10-Q
period 2004-03-31
KAANAPALI LAND LLC
filed 2004-05-14
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarterly period
ended March 31, 2004                             Commission file #0-50273




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

As of April 30, 2004, the registrant had 1,792,170 shares of common stock outstanding.

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements . . . .       3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . . .      16

Item 4.     Controls and Procedures . . . . . . . . . . . . . .      19



PART II     OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .      19

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .      19

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             KAANAPALI LAND, LLC

                    Condensed Consolidated Balance Sheets

                    March 31, 2004 and December 31, 2003
                  (Dollars in Thousands, except share data)
                                 (Unaudited)



                                 A S S E T S
                                 -----------
                                               March 31,     December 31,
                                                 2004           2003
                                               ---------     -----------

Cash and cash equivalents . . . . . . .         $ 41,487          28,995
Receivables, net. . . . . . . . . . . .              702             777
Property, net . . . . . . . . . . . . .          104,934         104,926
Notes receivable, net of deferred
  gain of $5,304. . . . . . . . . . . .           11,692          26,058
Prepaid pension costs . . . . . . . . .           25,966          25,989
Other assets. . . . . . . . . . . . . .            2,857           2,728
                                                --------        --------
                                                $187,638         189,473
                                                ========        ========


                            L I A B I L I T I E S
                            ---------------------

Accounts payable and accrued expenses .         $  1,281           2,444
Deferred income taxes . . . . . . . . .           19,340          19,369
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . . .           13,218          13,743
Other liabilities . . . . . . . . . . .           52,455          52,498
Mortgage payable. . . . . . . . . . . .            8,259           8,288
                                                --------        --------
        Total liabilities . . . . . . .           94,553          96,342

Commitments and contingencies


                    S T O C K H O L D E R S'  E Q U I T Y
                    -------------------------------------

Common stock, at 3/31/04 and 12/31/03
  non par value (shares authorized -
  4,500,000; shares issued 1,792,106
  and 1,791,274, respectively). . . . .            --              --
Additional paid-in capital. . . . . . .            5,357           5,357
Accumulated earnings. . . . . . . . . .           87,728          87,774
                                                --------        --------
        Total stockholders' equity. . .           93,085          93,131
                                                --------        --------
                                                $187,638         189,473
                                                ========        ========





                 The accompanying notes are an integral part
             of the condensed consolidated financial statements.

                             KAANAPALI LAND, LLC

                     Condensed Statements of Operations

                 Three Months Ended March 31, 2004 and 2003
                                 (Unaudited)
                  (Dollars in Thousands, except share data)



                                                  2004           2003
                                                --------       --------
Revenues:
  Sales . . . . . . . . . . . . . . . . .       $  2,087         13,327
  Interest. . . . . . . . . . . . . . . .            458             87
                                                --------       --------
                                                   2,545         13,414
                                                --------       --------
Cost and expenses:
  Cost of sales . . . . . . . . . . . . .          1,010         12,138
  Reduction of postretirement
    benefit obligation. . . . . . . . . .           (125)        (2,426)
  Selling, general and administrative . .          1,316          3,947
  Interest. . . . . . . . . . . . . . . .            146            291
  Depreciation and amortization . . . . .            273            292
                                                --------       --------
                                                   2,620         14,242
                                                --------       --------

Operating income (loss) . . . . . . . . .            (75)          (828)

  Equity in income (loss) from
    unconsolidated investments. . . . . .          --              (146)
                                                --------       --------
  Income (loss) from continuing
    operations before income taxes. . . .            (75)          (974)

  Income tax benefit (expense). . . . . .             29            323
                                                --------       --------

      Net income (loss) . . . . . . . . .       $    (46)          (651)
                                                ========       ========

Earnings per share:
  Net income (loss) . . . . . . . . . . .       $   (.03)          (.35)
                                                ========       ========





















            The accompanying condensed notes are an integral part
             of the condensed consolidated financial statements.

                             KAANAPALI LAND, LLC

               Condensed Consolidated Statements of Cash Flows

                 Three Months Ended March 31, 2004 and 2003
                                 (Unaudited)
                           (Dollars in Thousands)



                                                   2004          2003
                                                 --------      --------

Net cash used in operating activities . . .      $ (2,043)       (2,659)

Cash flows from investing activities:
  Property additions. . . . . . . . . . . .          (295)         (213)
  Property sales, net . . . . . . . . . . .           493         2,301
  Note receivable . . . . . . . . . . . . .        14,366         --
                                                 --------      --------

Net cash provided by investing
  activities. . . . . . . . . . . . . . . .        14,564         2,088

Cash flows from financing activities:
  Net repayments of debt. . . . . . . . . .           (29)          (29)
                                                 --------      --------

  Net cash used in financing activities . .           (29)          (29)
                                                 --------      --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . . .        12,492          (600)
        Cash and cash equivalents at
          beginning of period . . . . . . .        28,995        15,848
                                                 --------      --------
        Cash and cash equivalents at
          end of period . . . . . . . . . .      $ 41,487        15,248
                                                 ========      ========

Supplemental disclosure of cash
  flow information:
  Cash paid for interest. . . . . . . . . .      $    146           145
                                                 ========      ========

Non-cash investing and financing activities:
  Note receivable received in sale
    of Lot 2. . . . . . . . . . . . . . . .      $  --           14,366
  Deferred gain . . . . . . . . . . . . . .         --           (5,304)
                                                 --------      --------
                                                    --            9,062
  Note receivable received in sale
    of Lot 4. . . . . . . . . . . . . . . .         --            --
                                                 --------      --------
  Note receivable, net. . . . . . . . . . .      $  --            9,062
                                                 ========      ========











                 The accompanying notes are an integral part
             of the condensed consolidated financial statements.

                             KAANAPALI LAND, LLC

            Notes to Condensed Consolidated Financial Statements

                                 (Unaudited)
                           (Dollars in Thousands)


     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2003. Capitalized terms used but not defined in this quarterly report have the same meanings as the Company's 2003 Annual Report on Form 10-K.

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

     The Company's continuing operations are in three business segments - agriculture, property and golf. The Agriculture segment grows seed corn under contract and leases land currently cultivated in coffee to a third party. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The Property, Agriculture and Golf segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 10.

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

     Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be achieved in future periods.

     RECLASSIFICATIONS

     Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

(2)  INVESTMENTS

     On September 9, 2003, the Company and certain affiliates consummated a settlement agreement with the ERS that resulted, among other things, in the foreclosure of the Company's indirect interests in the RKGC. As a consequence of such settlement, the Company has received certain easements and other rights respecting certain of the golf course land, including, among other things, drainage rights, utility line easements, access rights and the right to reconfigure one of the golf holes to accommodate the construction of a road to serve certain other land owned by the Company. In 2003 the Company escrowed cash as required by the settlement agreement in the approximate amount of $1,500, primarily to satisfy certain debts to former creditors and employees and to ensure that funds are available for the reconfiguration of a golf hole that was needed by the Company in order to construct a roadway on adjacent land. The Company recently entered into a contract for the completion of such reconfiguration work which required the Company to deposit an additional approximate amount of $200 into escrow. Such work has commenced and is expected to be conducted during the second and third quarters of 2004. A portion of the amounts so funded is to be reimbursed to the Company by AFLP which formerly owned a majority indirect interest in the RKGC.

(3)  LAND SALES AND MORTGAGES RECEIVABLE

     On January 31, 2003, an option to purchase Lot 2 (an approximate 11.5 acre site in the North Beach area of Kaanapali) was exercised. A non-refundable payment was made for $2 million (before closing costs and prorations). The remainder of the purchase price was reflected by a note secured by a mortgage due March 31, 2004 for approximately $14,000. The note was paid in March 2004. Approximately one-half of the proceeds of the note is subject to adjustment based on the number of units approved for construction on the site.

     The Company is recording the sale under the cost recovery method of accounting. The entire deferred gain will be recognized once final adjusted cash receipts from the purchaser exceed the cost of the property.

(4)  MORTGAGE AND OTHER NOTES PAYABLE

     The Company's mortgage payable was entered into by an operating subsidiary of the Company and generally places certain specified restrictions on the transfer of the individual subsidiary's assets, as well as on the use of proceeds generated from operations and the sales of such assets.

     The Waikele Golf Course debt, secured by the Waikele Golf Course, had an original principal balance of $8,500, an interest rate of LIBOR plus 3.75% (LIBOR floor of 3%), principal amortization based on a 25-year amortization schedule and a maturity date of December 1, 2006. The loan has certain cash flow and other financial covenants.

     In December 1996, Oahu MS, a wholly-owned subsidiary of Kaanapali Land, obtained a $10,000 loan facility from City Bank. The loan, which had been extended through December 1, 2002 with certain modifications, was secured by a mortgage on certain property at the Oahu Sugar mill-site (the sugar plantation was closed in 1995). On the maturity date, Oahu MS did not pay the balance due. On January 2, 2003, City Bank filed a complaint for foreclosure and Oahu MS asserted certain defenses. As a consequence of court-supervised mediation during the period commencing in August 2003, Oahu MS and Oahu Sugar entered into a settlement of certain litigation with City Bank and certain other parties and in December 2003 the settlement was consummated. The settlement resulted in Oahu MS no longer having title to the property as well as the Company being released from its obligations relating to the mortgage encumbered by the property; however, City Bank also released certain other security to Oahu MS. Certain contingencies to the final effectiveness of such settlement were satisfied during the first quarter of 2004 and the settlement is now final.

(5)  RENTAL ARRANGEMENTS

     The Company leases various office space with average annual rental of approximately $250 per year. Leases expire at various times through February 2005. Although the Company is a party to certain other leasing arrangements, none of them are material.

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

     Each relevant entity continues to fund benefit costs for both plans on a pay-as-you-go basis, and each entity expects to continue funding its post-retirement health care obligations until the end of 2004, which is a date on or after the date when its required cost maintenance period as defined under Internal Revenue Code Section 420 expires. These entities believe that they generally have no obligation to continue the post-retirement life insurance benefits, and most terminated such benefits effective at the end of 2003. Medical benefits are expected to either terminate or be significantly revised at the end of 2004. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates.

     No net periodic benefit cost or credit was recognized by the Company for the pension plan at March 31, 2004 and 2003. The retiree health and life insurance benefits plan recognized credits of $125 and $2,426 at March 31, 2004 and 2003, respectively.

     The relevant entities have elected to defer recognition of the effects, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the actuarial projections and assumptions utilized by the plans.

(7)  INCOME TAXES

     The statues of limitations have expired with respect to the Company's Federal tax returns for all years through 1997. The examination of the Company's Federal tax returns for the periods 1998-2000 has been completed.

As a result of this examination, the IRS has proposed adjustments in taxes of approximately $7,400 (before interest), which the Company intends to contest. The statutes of limitations with respect to the Company's tax returns for 1998 through 2002 remain open. The Company believes adequate provisions for Federal income taxes have been recorded for all years.

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

     In December 2003 the settlement was consummated. In general, the terms of the settlement provided that Oahu MS convey the mill site property that is encumbered by the City Bank loan to City Bank and pay Swift and Arakaki the amount of $100, and pay City Bank certain expenses of the transactions. YMCA and FCC also contributed money to the settlement, as well as Ticor Title Insurance Company, which had written title insurance policies insuring City Bank and YMCA. City Bank provided the plaintiffs with what amounted to a participation in the property and will perform any environmental cleanup required on the property. All parties were released from the claims brought against them in the Consolidated Action and the First Arakaki Case, effective as of the date that is 91 days after the property was deeded by Oahu MS to City Bank. The Consolidated Action and the appeal of the First Arakaki Case were dismissed by orders entered on March 31, 2004. In connection with the settlement, the Company reversed a previous accrual of $4,900 and reported such as a reduction in general and administrative expenses. In addition, the Company recorded a gain on the extinguishment of the City Bank loan of approximately $500.

     On June 3, 2003, Trustees filed a Complaint against Oahu MS, a subsidiary of Kaanapali Land, and City Bank in Trustees Under the Will and the Estate of Bernice Paugahi Bishop, deceased, also known as Kamehameha Schools v. Amfac Property Development Corp., et al, in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-1154-05, seeking, among other things, cancellation of its leases with APDC, collection of unpaid net rents on the leases, and appointment of a receiver to collect future subrents under the subleases. Concurrent therewith, Trustees filed a motion for appointment of receiver. Oahu MS filed its answer on June 24, 2003.

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

     On or about February 23, 2001, Lihue Plantation, a subsidiary of Kaanapali Land, received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern including the Lihue Plantation herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Lihue Plantation is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of LPCo.

     Pioneer Mill, a subsidiary of Kaanapali Land, is engaged in an ongoing cleanup arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site has been assigned a high priority and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. These issues will have to be addressed as they are raised. Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH.
Pioneer Mill is currently making arrangements to address the issues evidenced by the test results, which are not currently believed to be material to the Company. EPA has designated HDOH as the oversight agency for Pioneer Mill.

     As a result of an administrative order issued to Oahu Sugar, a subsidiary of Kaanapali Land, by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar has submitted a Remedial Investigation Report to the HDOH. The HDOH has provided comments which indicate additional testing may be required. Oahu Sugar has responded to these comments with additional information. Oahu Sugar is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of Oahu Sugar. On January 9, 2004, the United States Environmental Protection Agency, Region IX (hereinafter, "EPA"), issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request seeks, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar is in the process of responding to the information requests. Oahu Sugar is substantially without assets and the pursuit of any action, informational, enforcement, or otherwise, could have a material adverse effect on the financial condition of Oahu Sugar.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20,600 for taxes, interest and penalties related to the years 1998-2000. However, the Company has entered into a stipulation with the IRS whereby the IRS has withdrawn its claim due to the fact that the Plan leaves the IRS unimpaired relative to any taxes that may be due. As a result of its examination relative to the years 1998-2000 the IRS has proposed adjustments in taxes of approximately $7,400 (before interest). The Company intends to contest the proposed deficiency. However, there can be no assurance that the Company will be successful in such contest and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could be material.

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

(9)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:
                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                  ----------------------
                                                   2004           2003
                                                 --------       --------
                                                  (Amounts in thousands
                                                except per share amounts)
NUMERATOR:
Net income (loss) . . . . . . . . . . . . .      $    (46)          (651)
                                                 ========       ========
DENOMINATOR:
Denominator for net income (loss)
 per share - basic and diluted. . . . . . .      $  1,792          1,863
                                                 ========       ========
Net income (loss) per share -
 basic and diluted. . . . . . . . . . . . .      $   (.03)          (.35)
                                                 ========       ========

(10) BUSINESS SEGMENT INFORMATION

     As described in Note 1, the Company operates in three business segments. Total revenues and operating profit by business segment are presented in the tables below.

     Total revenues by business segment includes primarily (i) sales, all of which are from unaffiliated customers and (ii) interest income that is earned from outside sources on assets which are included in the individual industry segment's identifiable assets.

     Operating profit is comprised of total revenue less operating expenses. In computing operating profit, none of the following items have been added or deducted: general corporate revenues and expenses, interest expense, income taxes, and equity in income (loss) from unconsolidated investments.

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                     2004        2003
                                                   --------    --------
Revenues:
  Property. . . . . . . . . . . . . . . . . . .    $    526      11,813
  Agriculture . . . . . . . . . . . . . . . . .         736         423
  Golf. . . . . . . . . . . . . . . . . . . . .       1,069       1,136
  Corporate . . . . . . . . . . . . . . . . . .         214          42
                                                   --------    --------
                                                   $  2,545      13,414
                                                   ========    ========

Operating Profit (loss):
  Property. . . . . . . . . . . . . . . . . . .    $   (258)       (838)
  Agriculture . . . . . . . . . . . . . . . . .         430         158
  Golf. . . . . . . . . . . . . . . . . . . . .         196         207
                                                   --------    --------

Operating income (loss) . . . . . . . . . . . .         368        (473)

Corporate . . . . . . . . . . . . . . . . . . .        (297)        (52)
Interest expense. . . . . . . . . . . . . . . .        (146)       (303)
Equity in income (loss) from
  unconsolidated investments. . . . . . . . . .       --           (146)
                                                   --------    --------
Loss from continuing operations
  before income taxes . . . . . . . . . . . . .    $    (75)       (974)
                                                   ========    ========



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

     In addition to such Secured Promissory Note, certain Non-Debtor KLC Subsidiaries continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders of the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor KLC Subsidiaries, however, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder or that in the aggregate will generate any material proceeds to the Company. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

     As of March 31, 2004, the Company had cash of approximately $41 million, which is available for working capital requirements, including future operating expenses, and the Company's obligations for Kaanapali 2020 development costs, environmental remediation costs, including those on former mill-sites, other potential environmental costs, potential tax liabilities resulting from the IRS audits, retiree medical insurance benefits (which are generally expected to be paid through the end of 2004), and existing and possible future litigation. The primary business of Kaanapali Land is the land development of the Company's assets on the Island of Maui. The Kaanapali 2020 development plan will take many years at significant expense to fully implement, although the material portion of such anticipated expenses are not currently subject to any contractual commitments. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs over the longer term is dependent on the timing and amount of such proceeds.

      The Company's current indebtedness includes an $8.3 million mortgage loan secured by the Waikele Golf Course which has a maturity date of December 1, 2006, with an interest rate of LIBOR plus 3.75% (LIBOR floor of 3%) (6.75% per annum at March 31, 2004). The Company currently expects to service and ultimately refinance such loan in the ordinary course of business.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels. A purchase money note receivable related to Lot 2 in the amount of approximately $14.4 million was paid in March 2004. Approximately one-half of the proceeds of the note is subject to adjustment based upon the number of units approved for construction on Lot 2. A purchase money note related to Lot 4 in the amount of approximately $17 million is due no later than August 2006. If such note is paid upon maturity, the Company expects that it will have adequate liquidity for the foreseeable future and the Company expects that it now has sufficient liquidity to fund the Company's operations until that time. However, there can be no assurance that the cash proceeds relating to Lot 4 will be realized or that the proceeds from the Lot 2 note will not be adjusted down upon final approval of the development plan on Lot 2.

     Although the Company does not currently believe that it has significant liquidity problems over the near term, should the Company prove to be unable to satisfy its liquidity requirements from its existing resources it will likely pursue alternate financing arrangements. However it cannot be determined at this time what, if any, financing alternatives may be available and at what cost. Therefore, there can be no assurance that there will be any available financing, and a lack of such financing if needed would have a material adverse effect on the operations of the Company.

RESULTS OF OPERATIONS

     Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

     Note receivable, net decreased in the accompanying balance sheets due to the collection of the note receivable received in the sale of Lot 2.

    The accumulated post-retirement benefit obligation decreased due to benefits paid and the reversal of deferred income which has been reflected as a reduction of cost items in the Consolidated Statement of Operations.

     The decrease in sales and cost of sales is primarily due to the sale of Lot 2 during the first quarter of 2003.

     Interest income increased primarily as a result of income earned on notes receivable arising from 2003 property sales.

     Selling, general and administrative decreased primarily as a result of the recovery from an insurance company of amounts previously expensed by the Company relating to certain liability claims as well as a decrease in legal fees incurred during the first quarter of 2004 as a result of the settlement of certain litigation during 2003.

     Interest decreased due to the settlement with City Bank which resulted in the Company being released from its obligations relating to the mortgage with City Bank.

     The change in equity in income (loss) from unconsolidated investments is primarily due to the Company's settlement with the ERS that resulted, among other things, in the foreclosure of the Company's indirect interest in the RKGC.

     The decrease in income tax benefit is a result of the decrease in the Company's loss from continuing operations.

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

     There was no change in internal control over financial reporting that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

                 See Note 8 to the Condensed Consolidated Financial
            Statements included in Part I of this report.

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

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KAANAPALI LAND, LLC

                              By:   Pacific Trail Holdings, LLC
                                    (sole member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: May 14, 2004