Form 10-Q
period 2004-06-30
KAANAPALI LAND LLC
filed 2004-08-16
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarterly period
ended June 30, 2004                          Commission file #0-50273




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

As of July 31, 2004, the registrant had 1,792,275 shares of common stock outstanding.

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements. . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    15

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    18



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    18

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    18


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    19

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                  June 30, 2004 and December 31, 2003
               (Dollars in Thousands, except share data)
                              (Unaudited)



                              A S S E T S
                              -----------
                                            June 30,     December 31,
                                             2004           2003
                                           ---------     -----------

Cash and cash equivalents . . . . . .       $ 36,437          28,995
Receivables, net. . . . . . . . . . .            643             777
Property, net . . . . . . . . . . . .        105,288         104,926
Notes receivable, net of deferred
  gain of $5,304. . . . . . . . . . .         11,692          26,058
Prepaid pension costs . . . . . . . .         26,135          25,989
Other assets. . . . . . . . . . . . .          3,335           2,728
                                            --------        --------
                                            $183,530         189,473
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses       $  1,384           2,444
Deferred income taxes . . . . . . . .         19,502          19,369
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . .         11,023          13,743
Other liabilities . . . . . . . . . .         51,042          52,498
Mortgage payable. . . . . . . . . . .          7,239           8,288
                                            --------        --------
        Total liabilities . . . . . .         90,190          96,342

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 6/30/04 and 12/31/03
  non par value (shares authorized -
  4,500,000; shares issued 1,792,275
  and 1,791,274, respectively). . . .          --              --
Additional paid-in capital. . . . . .          5,357           5,357
Accumulated earnings. . . . . . . . .         87,983          87,774
                                            --------        --------
        Total stockholders' equity.           93,340          93,131
                                            --------        --------
                                            $183,530         189,473
                                            ========        ========





              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

           Three and Six Months Ended June 30, 2004 and 2003
                              (Unaudited)
               (Dollars in Thousands, except share data)




                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2004       2003       2004       2003
                           --------   --------   --------   --------

Revenues:
  Sales . . . . . . . . .  $  1,770      2,543      3,857     15,870
  Interest and
    other income. . . . .       655         94      1,113        181
                           --------   --------   --------   --------
                              2,425      2,637      4,970     16,051
                           --------   --------   --------   --------
Cost and expenses:
  Cost of sales . . . . .       918      2,095      1,928     14,233
  Reduction of post-
    retirement benefit
    obligation. . . . . .    (1,654)    (2,426)    (1,779)    (4,852)
  Selling, general and
    administrative. . . .     2,328      2,928      3,644      6,875
  Interest. . . . . . . .       152        291        298        582
  Depreciation and
    amortization. . . . .       264        302        537        594
                           --------   --------   --------   --------
                              2,008      3,190      4,628     17,432
                           --------   --------   --------   --------

Operating income (loss) .       417       (553)       342     (1,381)

  Equity in income (loss)
    from unconsolidated
    investments . . . . .     --          (146)     --          (292)
                           --------   --------   --------   --------
  Income (loss) before
    income taxes. . . . .       417       (699)       342     (1,673)

  Income tax benefit
    (expense) . . . . . .      (162)       216       (133)       539
                           --------   --------   --------   --------

      Net income (loss) .  $    255       (483)       209     (1,134)
                           ========   ========   ========   ========

Earnings per share:
  Net income (loss) . . .  $    .15       (.26)       .12       (.61)
                           ========   ========   ========   ========










         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

                Six Months Ended June 30, 2004 and 2003
                              (Unaudited)
                        (Dollars in Thousands)



                                                2004         2003
                                              --------     --------

Net cash used in operating activities . .     $ (5,612)      (5,757)

Cash flows from investing activities:
  Property additions. . . . . . . . . . .         (980)        (628)
  Property sales, net . . . . . . . . . .          717        2,776
  Note receivable . . . . . . . . . . . .       14,366        --
  Contributions to investments in
    unconsolidated entities . . . . . . .        --             (45)
                                              --------     --------

Net cash provided by investing
  activities. . . . . . . . . . . . . . .       14,103        2,103

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . .       (1,049)         (56)
                                              --------     --------

  Cash used in financing activities . . .       (1,049)         (56)
                                              --------     --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . .        7,442       (3,710)
        Cash and cash equivalents at
          beginning of period . . . . . .       28,995       15,848
                                              --------     --------
        Cash and cash equivalents at
          end of period . . . . . . . . .     $ 36,437       12,138
                                              ========     ========

Supplemental disclosure of cash
  flow information:
  Cash paid for interest. . . . . . . . .     $    287          326
                                              ========     ========

Non-cash investing and financing activities:
  Note receivable received in sale
    of Lot 2. . . . . . . . . . . . . . .     $  --          14,366
  Deferred gain . . . . . . . . . . . . .        --          (5,304)
                                              --------     --------
  Note receivable, net. . . . . . . . . .     $  --           9,062
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

     The Company's continuing operations are in three business segments - agriculture, property and golf. The Agriculture segment grows seed corn under contract and leases land currently cultivated in coffee to a third party. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The properties on which the Property, Agriculture and Golf segments operate are all in the State of Hawaii. For further information on the Company's business segments see Note 10.

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

     In the opinion of management, all adjustments necessary for a fair presentation of the statement of financial position and results of operations for the interim periods presented have been included in these financial statements and are of a normal and recurring nature. The results of operations for the six months ended June 30, 2003 have been adjusted to reflect a reduction of $1,208 in the equity in loss from unconsolidated investments from amounts previously reported at June 30, 2003. This adjustment was reflected in the consolidated financial statements during the quarter ended September 30, 2003 and accordingly has no impact on stockholder's equity in 2004.

     Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be achieved in future periods.

     RECLASSIFICATIONS

     Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.


(2)  INVESTMENTS

     On September 9, 2003, the Company and certain affiliates consummated a settlement agreement with the ERS that resulted, among other things, in the foreclosure of the Company's indirect interests in the RKGC. As a consequence of such settlement, the Company has received certain easements and other rights respecting certain of the golf course land, including, among other things, drainage rights, utility line easements, access rights and the right to reconfigure one of the golf holes to accommodate the construction of a road to serve certain other land owned by the Company. In 2003 the Company escrowed cash as required by the settlement agreement in the approximate amount of $1,500, primarily to satisfy certain debts to former creditors and employees and to ensure that funds are available for the reconfiguration of a golf hole that was needed by the Company in order to construct a roadway on adjacent land. During the first quarter of 2004, the Company entered into a contract for the completion of such reconfiguration work which required the Company to deposit an additional approximate amount of $200 into escrow. The first phase of such work has been completed and the remaining work is currently ongoing. A portion of the amounts so funded is to be reimbursed to the Company by AFLP which formerly owned a majority indirect interest in the RKGC. Due to uncertainty of collection, the receivable from AFLP has been fully reserved.


(3)  LAND SALES AND MORTGAGES RECEIVABLE

     On January 31, 2003, an option to purchase Lot 2 (an approximate 11.5 acre site in the North Beach area of Kaanapali) was exercised. A non-refundable payment was made for $2 million (before closing costs and prorations). The remainder of the purchase price was reflected by a note secured by a mortgage due March 31, 2004 for approximately $14,000. The note was paid in March 2004. Approximately one-half of the proceeds of the note is subject to adjustment based on the number of units ultimately approved for construction on the site.

     The Company is recording the sale under the cost recovery method of accounting. The entire deferred gain will be recognized upon determination of the final number of units approved for construction on the site.

     The Company received a purchase money note from the sale of Lot 4 in 2003 in the amount of $17,000. The note is due no later than August 2006.


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

     Effective June 1, 2004, the debt was modified pursuant to a loan modification agreement with the lender. In accordance with the agreement, a $1,000 principal payment was made to the lender to reduce the outstanding principal balance of the note, the interest rate was modified to LIBOR plus 4.25% with no LIBOR floor, and the debt was extended to mature on December 1, 2011. The loan continues to have certain cash flow and other financial covenants.

     In December 1996, Oahu MS, a wholly-owned subsidiary of Kaanapali Land, obtained a $10,000 loan facility from City Bank. The loan, which had been extended through December 1, 2002 with certain modifications, was secured by a mortgage on certain property at the Oahu Sugar mill-site (the sugar plantation was closed in 1995). On the maturity date, Oahu MS did not pay the balance due. On January 2, 2003, City Bank filed a complaint for foreclosure and Oahu MS asserted certain defenses. As a consequence of court-supervised mediation commencing in August 2003, Oahu MS and Oahu Sugar entered into a settlement of certain litigation with City Bank and certain other parties and in December 2003 the settlement was consummated. The settlement resulted in Oahu MS no longer having title to the property as well as the Company being released from its obligations relating to the mortgage encumbered by the property; however, City Bank also released certain other security to Oahu MS. Certain contingencies to the final effectiveness of such settlement were satisfied during the first quarter of 2004 and the settlement is now final.


(5)  RENTAL ARRANGEMENTS

     The Company leases various office space with average annual rental of approximately $250 per year. Leases expire at various times through August 2005. Although the Company is a party to certain other leasing arrangements, none of them are material.


(6)  EMPLOYEE BENEFIT PLANS

     (a)  PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit) for the three and six months ended June 30, 2004 and 2003 (which are reflected as other income in the consolidated statements of operations) are as follows:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2004       2003       2004       2003
                           --------   --------   --------   --------
Service cost. . . . . . .  $     38      --            38      --
Interest cost . . . . . .     1,328      --         1,328      --
Expected return on plan
  assets. . . . . . . . .    (2,080)     --        (2,080)     --
Recognized net actuarial
  gain. . . . . . . . . .     --         --         --         --
Amortization of prior
  service cost. . . . . .       464      --           464      --
Special termination
  benefit . . . . . . . .        81        118        104      1,133
                           --------   --------   --------   --------
Net periodic pension
  expense (credit). . . .  $   (169)       118       (146)     1,133
                           ========   ========   ========   ========

     (b)  RETIREE HEALTH AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, KLC Land and certain of its affiliates currently provide certain healthcare and life insurance benefits to certain eligible retired employees. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by KLC Land (or the applicable affiliate) and if they meet a certain length of service criteria. The postretirement healthcare plans are contributory and contain cost-sharing features such as deductibles and copayments. However, these features, as they apply to bargaining unit retirees, are subject to collective bargaining provisions of a labor contract between each such entity and the International Longshoremen's & Warehousemen's Union as they may have been amended or settled through agreements or memoranda executed with the union at about the time each operating facility was closed. The postretirement life insurance plan is non-contributory.

     Each relevant entity continues to fund its benefit costs on a pay-as-you-go basis, and each entity expects to continue funding its post-retirement health care obligations until the end of 2004, which is a date on or after the date when its required cost maintenance period as defined under Internal Revenue Code Section 420 expires. These entities believe that they generally have no obligation to continue the post-retirement life insurance benefits, and most terminated such benefits effective at the end of 2003. Retiree medical benefits for most of these entities are expected to terminate at the end of 2004. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates.

     Net periodic postretirement benefit credit for the three and six months ended June 30, 2004 includes the following components:

                                            Three Months   Six Months
                                               Ended         Ended
                                              June 30,      June 30,
                                                2004          2004
                                            ------------   ----------
Service cost. . . . . . . . . . . . . . . .     $     6            6
Interest cost . . . . . . . . . . . . . . .         142          142
Amortization of net gain. . . . . . . . . .      (1,677)      (1,677)
Recognized settlement gain. . . . . . . . .        (125)        (250)
                                               ---------    --------
Net periodic postretirement
  benefit credit. . . . . . . . . . . . . .    $ (1,654)      (1,779)
                                               ========     ========

     The retiree health and life insurance benefits plan recognized credits of $2,426 and $4,852 for the three and six months ended June 30, 2003, respectively.

     The relevant entities have elected to defer recognition of the effects, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the actuarial projections and assumptions utilized by the plans.


(7)  INCOME TAXES

     The statutes of limitations have expired with respect to the Company's Federal tax returns for all years through 1997. The examination of the Company's Federal tax returns for the periods 1998-2000 has been completed.

As a result of this examination, the IRS has proposed adjustments in taxes of approximately $7,400 (before interest), which the Company intends to contest. The statutes of limitations with respect to the Company's tax returns for 1998 through 2003 remain open. The Company believes adequate provisions for Federal income taxes have been recorded for all years.


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

     Oahu Sugar Company, LLC, successor by merger to Oahu Sugar Company, Limited ("Oahu Sugar") and Oahu MS Development Corp. were involved in certain litigation arising out of and in connection with the sale of certain sugar cane processing equipment at the Waipahu mill. That certain litigation was concluded in March 2004. For a more complete discussion of that litigation, please see the company's previous periodic reporting.

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

     On or about February 23, 2001, Lihue Plantation, a subsidiary of Kaanapali Land, received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern including the Lihue Plantation herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Lihue Plantation is substantially without assets, other than the two mills and associated power plant and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of LPCo.

     Pioneer Mill, a subsidiary of Kaanapali Land, is engaged in an ongoing cleanup arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site has been assigned a high priority and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. These issues will have to be addressed as they are raised. Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH.
Pioneer Mill has taken action to address issues raised by the testing and has submitted a report to HDOH seeking a no further action letter relating to this site. Pioneer Mill is awaiting a response from HDOH. There are no assurances that the no further action letter will be issued. EPA has designated HDOH as the oversight agency for Pioneer Mill.

     As a result of an administrative order issued to Oahu Sugar, a subsidiary of Kaanapali Land, by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar has submitted a Remedial Investigation Report to the HDOH. The HDOH has provided comments which indicate additional testing may be required. Oahu Sugar has responded to these comments with additional information. Oahu Sugar is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of Oahu Sugar. On January 9, 2004, the United States Environmental Protection Agency, Region IX (hereinafter, "EPA"), issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request seeks, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar has responded to the information requests. Oahu Sugar is substantially without assets and the pursuit of any action, informational, enforcement, or otherwise, could have a material adverse effect on the financial condition of Oahu Sugar.

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

     Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. A number of cases against such subsidiary are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases, as it is without assets to satisfy any material existing or future judgments, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

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


(9)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                         THREE MONTHS ENDED       SIX MONTHS ENDED
                               JUNE 30,               JUNE 30,
                        --------------------    --------------------
                          2004        2003        2004        2003
                        --------    --------    --------    --------
                      (Amounts in thousands except per share amounts)
NUMERATOR:
Net income (loss) . .   $    255        (483)        209      (1,134)
                        ========    ========    ========    ========
DENOMINATOR:
Denominator for net
 income (loss) per
 share - basic and
 diluted. . . . . . .      1,792       1,863       1,792       1,863
                        ========    ========    ========    ========
Net income (loss)
 per share -
 basic and diluted. .   $    .15        (.26)        .12        (.61)
                        ========    ========    ========    ========


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

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2004       2003       2004       2003
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $    546        812      1,072     12,625
  Agriculture . . . . . .       563        249      1,299        672
  Golf. . . . . . . . . .       931      1,008      2,000      2,144
  Corporate . . . . . . .       385        568        599        610
                           --------   --------   --------   --------
                           $  2,425      2,637      4,970     16,051
                           ========   ========   ========   ========

Operating Profit (loss):
  Property. . . . . . . .  $   (267)      (590)      (525)    (1,428)
  Agriculture . . . . . .       193       (223)       623        (77)
  Golf. . . . . . . . . .       156        142        352        349
                           --------   --------   --------   --------

Operating income (loss) .        82       (671)       450     (1,156)

Corporate . . . . . . . .       487        409        190        357
Interest expense. . . . .      (152)      (291)      (298)      (582)
Equity in income (loss)
  from unconsolidated
  investments . . . . . .     --          (146)     --          (292)
                           --------   --------   --------   --------
Loss from continuing
  operations before
  income taxes. . . . . .  $    417       (699)       342     (1,673)
                           ========   ========   ========   ========

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

     As of June 30, 2004, the Company had cash of approximately $36 million, which is available for working capital requirements, including future operating expenses, and the Company's obligations for Kaanapali 2020 development costs, environmental remediation costs, including those on former mill-sites, other potential environmental costs, potential tax liabilities resulting from the IRS audits, retiree medical insurance benefits (which are generally expected to be paid through the end of 2004), and existing and possible future litigation. The primary business of Kaanapali Land is the land development of the Company's assets on the Island of Maui. The Kaanapali 2020 development plan will take many years at significant expense to fully implement, although the material portion of such anticipated expenses are not currently subject to any contractual commitments. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs over the longer term is dependent on the timing and amount of such proceeds.

      The Company's current indebtedness includes a mortgage loan secured by the Waikele Golf Course. Effective June 1, 2004, the debt was modified pursuant to a loan modification agreement with the lender. In accordance with the agreement, a $1,000,000 principal payment was made to the lender to reduce the outstanding principal balance of the note to $7.2 million, the interest rate was modified to LIBOR plus 4.25% (5.58% per annum at June 30, 2004) with no LIBOR floor, and the debt was extended to mature on December 1, 2011.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels. A purchase money note receivable related to Lot 2 in the amount of approximately $14.4 million was paid in March 2004. Approximately one-half of the proceeds of the note is subject to adjustment based upon the number of units ultimately approved for construction on Lot
2. A purchase money note related to Lot 4 in the amount of approximately $17 million is due no later than August 2006. If such note is paid upon maturity, the Company expects that it will have adequate liquidity for the foreseeable future and the Company expects that it now has sufficient liquidity to fund the Company's operations until that time. However, there can be no assurance that the cash proceeds relating to Lot 4 will be realized or that the proceeds from the Lot 2 note will not be adjusted down upon final approval of the development plan on Lot 2.

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

     Other assets increased in the accompanying balance sheets due to the payments of insurance premiums for the next twelve months which are recorded as prepaid insurance and amortized over the twelve month period. The increase is also due to an increase in the required amount of deposit with the state of California for workers compensation insurance.

     The accumulated post-retirement benefit obligation decreased due in part to benefits paid but primarily due to the effect of the expected termination of the post-retirement healthcare obligations at the end of 2004. Such reductions have been reflected as reduction of post-retirement benefit obligation in the Condensed Consolidated Statement of Operations.

     Mortgage payable decreased in the accompanying balance sheets due to the debt modification agreement reached with the lender of the Waikele Golf Course. In conjunction with the loan modification, a principal payment of $1,000 was made to the lender to decrease the outstanding principal balance of the note.

     The decrease in sales and cost of sales for the three and six months ended June 30, 2004 compared to the same period in 2003 is primarily due to the sale of Lot 2 during the first quarter of 2003 and the sale of various small parcels of land during the second quarter of 2003.

     Interest income increased primarily as a result of income earned on notes receivable arising from 2003 property sales.

     Selling, general and administrative decreased primarily as a result of the recovery from an insurance company of amounts previously expensed by the Company relating to the defense of certain liability claims as well as a decrease in legal fees incurred during the first six months of 2004 as a result of the settlement of ERS and other litigation during 2003.

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

     The decrease in income tax benefit for the six months ended June 30, 2004 is a result of the decrease in the Company's loss from continuing operations.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: August 13, 2004