Form 10-Q
period 2004-09-30
KAANAPALI LAND LLC
filed 2004-11-12
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarterly period
ended September 30, 2004                     Commission file #0-50273




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

As of October 31, 2004, the registrant had 1,792,292 shares of common stock outstanding.

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


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

               September 30, 2004 and December 31, 2003
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                       September 30,     December 31,
                                          2004              2003
                                       -------------     -----------

Cash and cash equivalents . . . . . .       $ 31,085          28,995
Receivables, net. . . . . . . . . . .            622             777
Property, net . . . . . . . . . . . .        105,656         104,926
Notes receivable, net of deferred
  gain of $5,304. . . . . . . . . . .         11,692          26,058
Prepaid pension costs . . . . . . . .         26,206          25,989
Other assets. . . . . . . . . . . . .          3,369           2,728
                                            --------        --------
                                            $178,630         189,473
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued
  expenses. . . . . . . . . . . . . .       $  1,200           2,444
Deferred income taxes . . . . . . . .         19,403          19,369
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . .          9,829          13,743
Other liabilities . . . . . . . . . .         47,807          52,498
Mortgage payable. . . . . . . . . . .          7,208           8,288
                                            --------        --------
        Total liabilities . . . . . .         85,447          96,342

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 9/30/04 and 12/31/03
  non par value (shares authorized -
  4,500,000; shares issued 1,792,292
  and 1,791,274, respectively). . . .          --              --
Additional paid-in capital. . . . . .          5,357           5,357
Accumulated earnings. . . . . . . . .         87,826          87,774
                                            --------        --------
        Total stockholders' equity.           93,183          93,131
                                            --------        --------
                                            $178,630         189,473
                                            ========        ========




              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

        Three and Nine Months Ended September 30, 2004 and 2003
                              (Unaudited)
               (Dollars in Thousands, except share data)



                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2004       2003       2004       2003
                           --------   --------   --------   --------
Revenues:
  Sales . . . . . . . . .  $  1,544     34,070      5,401     49,940
  Interest and
    other income. . . . .       548        330      1,661        511
                           --------   --------   --------   --------
                              2,092     34,400      7,062     50,451
                           --------   --------   --------   --------
Cost and expenses:
  Cost of sales . . . . .     1,055     19,828      2,983     34,061
  Reduction of post-
    retirement benefit
    obligation. . . . . .      (890)    (2,425)    (2,669)    (7,277)
  Selling, general and
    administrative. . . .     1,734      5,206      5,378     12,081
  Interest. . . . . . . .       201        287        499        869
  Depreciation and
    amortization. . . . .       248        286        785        880
                           --------   --------   --------   --------
                              2,348     23,182      6,976     40,614
                           --------   --------   --------   --------

Operating income (loss) .      (256)    11,218         86      9,837

  Equity in income (loss)
    from unconsolidated
    investments . . . . .     --          (110)     --          (402)
                           --------   --------   --------   --------
  Income (loss) from
    continuing operations
    before income taxes
    and gain on disposi-
    tion of unconsolidated
    investment. . . . . .      (256)    11,108         86      9,435
  Income tax benefit
    (expense) . . . . . .        99     (4,350)       (34)    (3,811)
                           --------   --------   --------   --------
  Income (loss) from
    continuing
    operations. . . . . .      (157)     6,758         52      5,624
  Gain on disposition
    of unconsolidated
    investment. . . . . .     --        61,083      --        61,083
                           --------   --------   --------   --------

      Net income (loss) .  $   (157)    67,841         52     66,707
                           ========   ========   ========   ========

Earnings per share:
  Net income (loss) . . .  $   (.09)     36.41        .03      35.81
                           ========   ========   ========   ========


         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

             Nine Months Ended September 30, 2004 and 2003
                              (Unaudited)
                        (Dollars in Thousands)



                                                2004         2003
                                              --------     --------

Net cash used in operating activities . .     $(10,281)      (8,045)

Cash flows from investing activities:
  Property additions. . . . . . . . . . .       (1,600)        (685)
  Property sales, net . . . . . . . . . .          685       17,966
  Note receivable . . . . . . . . . . . .       14,366        --
  Contributions to investments in
    unconsolidated entities . . . . . . .        --            (438)
                                              --------     --------

Net cash provided by investing
  activities. . . . . . . . . . . . . . .       13,451       16,843

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . .       (1,080)         (83)
                                              --------     --------

  Cash used in financing activities . . .       (1,080)         (83)
                                              --------     --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . .        2,090        8,715
        Cash and cash equivalents at
          beginning of period . . . . . .       28,995       15,848
                                              --------     --------
        Cash and cash equivalents at
          end of period . . . . . . . . .     $ 31,085       24,563
                                              ========     ========


Supplemental disclosure of cash
  flow information:
  Cash paid for interest. . . . . . . . .     $    394          485
                                              ========     ========


Non-cash investing and financing activities:
  Note receivable received in sale
    of Lot 2. . . . . . . . . . . . . . .     $  --          14,366
  Deferred gain . . . . . . . . . . . . .        --          (5,304)
                                              --------     --------
                                                 --           9,062

  Note receivable received in sale
    of Lot 4. . . . . . . . . . . . . . .        --          17,000
                                              --------     --------
  Note receivable, net. . . . . . . . . .     $  --          26,062
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

     The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). Kaanapali Land continues to implement the restructuring transactions that are contemplated to be effected under the Plan, including, among other things, the resolution of all outstanding claims and distributions on all claims that are allowed under the Plan.

     The Company's continuing operations are in three business segments - agriculture, property and golf. The Agriculture segment grows seed corn under a contract with, and leases land currently cultivated in coffee to, third parties. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The properties on which the Property, Agriculture and Golf segments operate are all in the State of Hawaii. For further information on the Company's business segments see Note 10.

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

     Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be achieved in future periods.

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

(4)  MORTGAGE AND OTHER NOTES PAYABLE

     The Company's mortgage payable was entered into by Waikele Golf Course, LLC, an operating subsidiary of the Company and generally places certain specified restrictions on the transfer of the individual subsidiary's assets, as well as on the use of proceeds generated from operations and the sales of such assets.

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

(5)  RENTAL ARRANGEMENTS

     The Company leases various office space with average annual rental of approximately $250 per year. Leases expire at various times through December 2005. Although the Company is a party to certain other leasing arrangements, none of them are material.

(6)  EMPLOYEE BENEFIT PLANS

     (a)  PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit) for the three and nine months ended September 30, 2004 and 2003 are as follows:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2004       2003       2004       2003
                           --------   --------   --------   --------
Service cost. . . . . . .  $     19      --            57      --
Interest cost . . . . . .       664      --         1,992      --
Expected return on plan
  assets. . . . . . . . .    (1,040)     --        (3,120)     --
Recognized net actuarial
  gain. . . . . . . . . .
Amortization of prior
  service cost. . . . . .       232      --           696      --
Special termination
  benefit . . . . . . . .        54        124        158      1,257
                           --------   --------   --------   --------
Net periodic pension
  expense (credit). . . .  $    (71)       124       (217)     1,257
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

     Each relevant entity continues to fund its benefit costs on a pay-as-you-go basis, and each entity expects to continue funding its post-retirement health care obligations until the end of 2004, which is a date on or after the date when its required cost maintenance period as defined under Internal Revenue Code Section 420 expires. Most of these entities terminated the postretirement life insurance benefits effective at the end of 2003. Retiree medical benefits for most of these entities are expected to terminate at the end of 2004. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates.

     Net periodic postretirement benefit credit for the three and nine months ended September 30, 2004 includes the following components:

                                         Three Months   Nine Months
                                            Ended          Ended
                                         September 30,  September 30,
                                            2004           2004
                                         -------------  -------------

Service cost. . . . . . . . . . . . . .      $      3              9
Interest cost . . . . . . . . . . . . .            71            213
Amortization of net gain. . . . . . . .          (840)        (2,517)
Recognized settlement gain. . . . . . .          (124)          (374)
                                             ---------      --------
Net periodic postretirement
  benefit credit. . . . . . . . . . . .      $   (890)        (2,669)
                                             ========       ========

     The retiree health and life insurance benefits plan recognized credits of $2,425 and $7,277 for the three and nine months ended September 30, 2003, respectively.

     The relevant entities have elected to defer recognition of the effects, if any, of the Medicare Prescription Drug Improvement and Modernization Act of 2003 on the actuarial projections and assumptions utilized by the plans.

(7)  INCOME TAXES

     The statutes of limitations have expired with respect to the Company's Federal income tax returns for all years through 1997. The examination of the Company's Federal income tax returns for the periods 1998-2000 has been completed and as a result of that examination the IRS has proposed adjustments which would result in taxes of approximately $6,000 (before interest), which the Company is in the process of contesting. In order to reduce the potential cost should the Company's position not prevail, approximately $2,900 was paid during the third quarter of 2004 toward the proposed adjustments and the IRS has billed the Company approximately $1,000 in interest on that amount. No expense was recognized in conjunction with this payment as a result of a reserve established in prior periods for potential tax liabilities. The statutes of limitations with respect to the Company's tax returns for 1998-2003 remain open. The Company believes adequate provisions for Federal income taxes have been recorded for all years.

(8)  COMMITMENTS AND CONTINGENCIES

     Material legal proceedings of the Company are described below. Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor is a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. Those proceedings could now continue since the Plan Effective Date has occurred so long as the plaintiffs therein filed timely claims under the Plan. However, all such proceedings with the exception of the proceedings with the IRS mentioned above have either been settled or discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any further liability to the Debtors. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed.

     Oahu Sugar Company, LLC, successor by merger to Oahu Sugar Company, Limited ("Oahu Sugar") and Oahu MS Development Corp. were involved in certain litigation arising out of and in connection with the sale of certain sugar cane processing equipment at the Waipahu mill. The litigation was concluded in March 2004. For a more complete discussion of that litigation, please see the company's previous periodic reporting.

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

     On October 22, 2004, the parties entered into a settlement agreement to resolve the case and related issues. Under the terms of the settlement, and in consideration of among other things APDC's payment of $400 to Bishop Estate, the parties have entered into mutual releases of pending claims arising out of or in connection with the pending lawsuit, the leased properties, and the receivership. Under the terms of the settlement and upon payment of the above-mentioned sum which is expected to take place in the fourth quarter, the parties have agreed to execute a stipulation of dismissal of the suit against APDC.

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

     On or about February 23, 2001, Lihue Plantation, a subsidiary of Kaanapali Land, received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern including the Lihue Plantation herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. In that regard, HDOH visited the site for the purpose of taking additional soil samples in September 2004. As noted above, the high priority assignment could result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Lihue Plantation is substantially without assets, other than the two mills and associated power plant and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of LPCo.

     Pioneer Mill, a subsidiary of Kaanapali Land, is engaged in an ongoing cleanup arising out of the discovery of petroleum, lead and arsenic contamination found at the Pioneer Mill site. The Pioneer Mill site has been assigned a high priority and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. These issues will have to be addressed as they are raised. Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. Pioneer Mill has taken action to address issues raised by the testing and has submitted a report to HDOH seeking a no further action letter relating to this site. Pioneer Mill received such no further action letter from HDOH in a letter dated July 27, 2004.

     As a result of an administrative order issued to Oahu Sugar, a subsidiary of Kaanapali Land, by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar has submitted a Remedial Investigation Report to the HDOH. The HDOH has provided comments which indicate additional testing may be required. Oahu Sugar has responded to these comments with additional information. On January 9, 2004, the United States Environmental Protection Agency, Region IX (hereinafter, "EPA"), issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request seeks, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar has responded to the information requests. Oahu Sugar is substantially without assets and the pursuit of any action, informational, enforcement, or otherwise by HDOH or EPA could have a material adverse effect on the financial condition of Oahu Sugar.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20,600 for taxes, interest and penalties related to the years 1998-2000. However, the Company has entered into a stipulation with the IRS whereby the IRS has withdrawn its claim due to the fact that the Plan leaves the IRS unimpaired relative to any taxes that may be due. The statutes of limitations have expired with respect to the Company's Federal income tax returns for all years through 1997. The examination of the Company's Federal income tax returns for the periods 1998-2000 has been completed and as a result of that examination the IRS has proposed adjustments which would result in taxes of approximately $6,000 (before interest), which the Company is in the process of contesting. In order to reduce the potential cost should the Company's position not prevail, approximately $2,900 was paid during the third quarter of 2004 toward the proposed adjustments and the IRS has billed the Company approximately $1,000 in interest on that amount. No expense was recognized in conjunction with this payment as a result of a reserve established in prior periods for potential tax liabilities. The statutes of limitations with respect to the Company's tax returns for 1998-2003 remain open. The Company believes adequate provisions for Federal income taxes have been recorded for all years. However, there can be no assurance that the Company will be successful in such contest and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could be material.

     Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. A number of cases against D/C are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to their ultimate outcome. D/C is without sufficient assets to satisfy all of its liabilities for these cases, and therefore any material existing or future judgments against D/C in these cases will have a material adverse effect on D/C's financial condition. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations.

     Northbrook Corporation ("Northbrook"), a predecessor by merger to Kaanapali Land was named in a lawsuit filed in August 2003 in the Circuit Court of Cook County, Chicago, Illinois, styled Silverado Golf & Country Club, Inc. v. JMB Realty Corporation and Northbrook Corporation. The lawsuit sought unspecified damages and alleges that the defendants engaged in fraudulent conduct in connection with the administration and termination of a defined benefit pension plan that had been sponsored by Northbrook Corporation and certain affiliates and predecessors. The complaint has since been amended. In the eight count amended complaint, plaintiff seeks unspecified general damages, the imposition of a constructive trust, an accounting, attorneys' fees and costs, interest, punitive damages and such other further relief as is deemed appropriate by the court under the circumstances. Plaintiff seeks return of approximately $1,000 in pension related costs paid by it over the period 1989-1994, the return of all pension related costs paid by it since 1995, and all fees, costs and other consideration charged to or received by defendants from plaintiff since 1988. The participants in the pension plan included employees of an affiliate who were engaged in employment at the Silverado Country Club & Resort, in Napa, California (the "Resort"). The Resort was and continues to be operated pursuant to a Management Agreement between the plaintiff and

Xanterra Parks & Resorts, L.L.C. ("Xanterra"), a former subsidiary of Northbrook that continues to be under common control with the defendants. The plaintiffs are also pursuing their claims in a separate action against Xanterra that is currently being arbitrated in San Francisco, California. The defendants in the Chicago action vigorously deny all of the plaintiff's claims. No significant action has occurred pending the conclusion of arbitration in San Francisco. Once the arbitration is concluded, the defendants intend to defend, among other things, on the basis that it had no relationship with the plaintiff and no duties to them whatsoever and that the plaintiff was not a participating employer in the pension plan and otherwise had no interest therein. In addition, to the extent that the California arbitration is finally decided in favor of Xanterra, such decision could provide further defenses for Kaanapali Land (as successor by merger to Northbrook). However, there can be no assurance that the plaintiffs will not ultimately prevail on some or all of their claims.

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

(9)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                         THREE MONTHS ENDED      NINE MONTHS ENDED
                            SEPTEMBER 30,           SEPTEMBER 30,
                        --------------------    --------------------
                          2004        2003        2004        2003
                        --------    --------    --------    --------
                      (Amounts in thousands except per share amounts)
NUMERATOR:
Net income (loss) . .   $   (157)     67,841          52      66,707
                        ========    ========    ========    ========
DENOMINATOR:
Denominator for net
 income (loss) per
 share - basic and
 diluted. . . . . . .      1,792       1,863       1,792       1,863
                        ========    ========    ========    ========
Net income (loss)
 per share -
 basic and diluted. .   $   (.09)      36.41         .03       35.81
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

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2004       2003       2004       2003
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $    430     31,744      1,502     44,369
  Agriculture . . . . . .       249        229      1,548        901
  Golf. . . . . . . . . .       996      1,024      2,996      3,168
  Corporate . . . . . . .       417      1,403      1,016      2,013
                           --------   --------   --------   --------
                           $  2,092     34,400      7,062     50,451
                           ========   ========   ========   ========

Operating Profit (loss):
  Property. . . . . . . .  $   (531)    12,256     (1,056)    10,828
  Agriculture . . . . . .        93     (1,237)       716     (1,314)
  Golf. . . . . . . . . .       116         94        468        443
                           --------   --------   --------   --------

Operating income (loss) .      (322)    11,113        128      9,957

Corporate . . . . . . . .       267        392        457        749
Interest expense. . . . .      (201)      (287)      (499)      (869)
Equity in income (loss)
  from unconsolidated
  investments . . . . . .     --          (110)     --          (402)
                           --------   --------   --------   --------
Income (loss) from
  continuing operations
  before income taxes . .  $   (256)    11,108         86      9,435
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

     The Debtors continue to exist after the Plan Effective Date as separate legal entities. Except as otherwise provided in the Order or the Plan, the Debtors have been discharged from all claims and liabilities existing through the Plan Effective Date. As such, all persons and entities who had receivables, claims or contracts with the Debtors that first arose prior to the Petition Date and have not previously filed timely claims under the Plan or have not previously reserved their right to do so in the Reorganization Case are precluded from asserting any claims against the Debtors or their assets for any acts, omissions, liabilities, transactions or activities that occurred before the Plan Effective Date.

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

     As of September 30, 2004, the Company had cash of approximately $31 million, which is available for working capital requirements, including future operating expenses, and the Company's obligations for Kaanapali 2020 development costs, environmental remediation costs, including those on former mill-sites, other potential environmental costs, potential tax liabilities resulting from the IRS audits, retiree medical insurance benefits (which are generally expected to be paid through the end of 2004), and existing and possible future litigation.

     However, availability of cash to specific subsidiaries of Kaanapali Land depends on such subsidiaries' individual cash balances and other assets that can be reduced to cash. To the extent that any subsidiary of Kaanapali Land has insufficient cash and other assets to satisfy its obligations, there is no assurance that Kaanapali Land or any other subsidiary will contribute or loan amounts to such subsidiary to satisfy those obligations. The primary business of Kaanapali Land is the land development of the Company's assets on the Island of Maui. The Kaanapali 2020 development plan will take many years at significant expense to fully implement, although the material portion of such anticipated expenses are not currently subject to any contractual commitments. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs over the longer term is dependent on the timing and amount of such proceeds.

      The Company's current indebtedness includes a mortgage loan secured by the Waikele Golf Course. Effective June 1, 2004, the debt was modified pursuant to a loan modification agreement with the lender. In accordance with the agreement, a $1 million principal payment was made to the lender to reduce the outstanding principal balance of the note to $7.2 million, the interest rate was modified to LIBOR plus 4.25% (5.95% per annum at September 30, 2004) with no LIBOR floor, and the debt was extended to mature on December 1, 2011.

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

     The accumulated post-retirement benefit obligation decreased due in part to benefits paid but primarily due to the effect of the expected termination of most of the post-retirement obligations. Such reductions have been reflected as reduction of post-retirement benefit obligation in the Condensed Consolidated Statement of Operations.

     Other liabilities decreased primarily due to the Company's payment of approximately $2.9 million to the U.S. Treasury as a result of the IRS' examination and resulting tax adjustments related to the Company's Federal tax returns for the 1998 and 1999 periods. The decrease is also a result of the settlement of certain personal injury actions.

     Mortgage payable decreased in the accompanying balance sheets due to the debt modification agreement reached with the lender of the Waikele Golf Course. In conjunction with the loan modification, a principal payment of $1 million was made to the lender to decrease the outstanding principal balance of the note.

     The decrease in sales and cost of sales for the three and nine months ended September 30, 2004 compared to the same periods in 2003 is primarily due to the sale of Lot 2 during the first quarter of 2003 and the sale of Lot 4 during the third quarter of 2003.

     Interest and other income increased primarily as a result of income earned on notes receivable arising from 2003 property sales and interest earned on a higher average cash balance invested during 2004.

     Selling, general and administrative decreased primarily as a result of the recovery from an insurance company of amounts previously expensed by D/C relating to the defense of certain liability claims, a decrease in legal fees incurred during the first nine months of 2004 as a result of the settlement of ERS and other litigation during 2003 and a reduction in payroll related costs as a result of the reduction in personnel in 2004.

     Interest decreased due to the settlement with City Bank which resulted in the Company being released from its obligations relating to the mortgage with City Bank.

     The decrease in income tax expense for the three and nine months ended September 30, 2004 is a result of the decrease in the Company's income from continuing operations.

     The gain on disposition of unconsolidated investment is due to the Company's settlement with the ERS that resulted, among other things, in the foreclosure of the Company's indirect interest in the RKGC.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: November 12, 2004