Form 10-K
period 2004-12-31
KAANAPALI LAND LLC
filed 2005-03-31
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934

For the fiscal year
ended December 31, 2004                  Commission File Number #0-50273


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

As of March 15, 2005, the registrant had 1,792,613 shares of common stock outstanding.

Documents incorporated by reference:  None

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .   10

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   10

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   12


PART II

Item 5.      Market Price of and Dividends on the
             Registrant's Common Equity and
             Related Stockholder Matters . . . . . . . . . .   13

Item 6.      Financial Information . . . . . . . . . . . . .   14

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   15

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk . . . . . . . . . . . . . . .   20

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   21

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   45

Item 9A.     Controls and Procedures . . . . . . . . . . . .   45


PART III

ITEM 10.     Managers and Executive Officers
             of the Registrant . . . . . . . . . . . . . . .   46

Item 11.     Executive Compensation. . . . . . . . . . . . .   48

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   49

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   50

Item 14.     Principal Accountant Fees and Services. . . . .   50


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   51


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   53

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

     The principal goal of the Plan was to address the Debtors' debt burdens so that the Debtors could emerge from Chapter 11 with a viable capital structure and with the resources necessary to operate their land development business. The Plan achieved this goal by converting certain indebtedness and other liabilities of the Debtors into new equity of Kaanapali Land (to the extent such creditors did not elect an available cash distribution option). Another goal of the Plan was to secure additional liquidity for the Debtors to help fund future operations. The Plan achieved this goal through the Merger of Northbrook Corporation ("Northbrook") into FHTC and the subsequent merger of FHTC into Kaanapali Land, which made the assets and liquidity of Northbrook available to the Debtors to help fund their land development business.

     The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). Kaanapali Land continues to work toward completion of the various requirements of the Plan and to implement the restructuring transactions that are contemplated to be effected under the Plan. All material requirements and transactions that the Company must implement under the Plan are described herein. References in this Form 10-K to Kaanapali Land or the Company for dates on or after the Plan Effective Date are to the entity surviving the Reorganization Case and for dates before the Plan Effective Date are to predecessor entities, unless otherwise specified.

     KLC Land (formerly known as Amfac Hawaii, LLC and, previously, Amfac/JMB Hawaii, LLC) is a Hawaii limited liability company that is a wholly-owned subsidiary of Kaanapali Land. KLC Land and Kaanapali Land have continued the businesses formerly conducted by KLC Land and Northbrook and their subsidiaries prior to the bankruptcy, although some of such businesses have been discontinued or reduced in scope as described herein.

     Northbrook was formed in 1978 as a holding company to facilitate the purchase of a number of businesses, generally relating to short line railroads, rail car leasing and light manufacturing. Over 90% of the stock of Northbrook was purchased by persons and entities affiliated with JMB Realty Corporation, through a series of stock purchases in 1987 and 1988. One of Northbrook's subsidiaries (later merged into Northbrook) purchased the stock of Amfac, Inc. ("Amfac"), in 1988, pursuant to a public tender offer, and thus Amfac became an indirect subsidiary of Northbrook at such time. As a consequence of the merger of Amfac into Northbrook in 1995, KLC Land, FHTC and Amfac's other direct subsidiaries became direct subsidiaries of Northbrook. All existing shareholders of Northbrook contributed their shares to Pacific Trail Holdings, LLC ("Pacific Trail") in 2000. Pursuant to the Plan, Northbrook was merged into FHTC and FHTC was thereafter merged into Kaanapali Land in November 2002.

     Kaanapali Land's subsidiaries include the Debtors as reorganized under the Plan, certain subsidiaries of KLC Land that were not debtors (the "Non-Debtor KLC Subsidiaries") and other former subsidiaries of Northbrook (collectively with Kaanapali Land, all the Reorganized Debtors, the Non-Debtor KLC Subsidiaries and such other subsidiaries are referred to herein as the "Company"). Kaanapali Land pursues its businesses utilizing the assets of the KLC Debtors and the Non-Debtor KLC Subsidiaries and the assets formerly owned by Northbrook and its other subsidiaries.

     The Company operates in three primary business segments: (i) Property, (ii) Agriculture and (iii) Golf. The Company operates through a number of subsidiaries, each of which is 100% owned directly or indirectly by Kaanapali Land, LLC.

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

     All claims against the Debtors were deemed discharged as of the Plan Effective Date, provided that creditors with allowed claims became entitled to receive distributions under the Plan as of that date and provided that the Plan does not impair any claims of taxing authorities. The time for filing proofs of claim relating to all classes of claims has expired, including the period for those whose executory contracts were rejected by the Debtors. Therefore, all claims that may be asserted by the creditors against the Debtors relative to amounts due on pre-petition obligations as of the Plan Effective Date are known. However, any claims of the Internal Revenue Service ("IRS") relative to pre-petition transactions were left unimpaired by the Plan, as described below.

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

     As of December 31, 2004, Kaanapali Land has distributed in the aggregate, approximately $1,813,000 in cash and approximately 161,100 Class A Shares on account of the claims that have been made and does not anticipate making any further distributions under the Plan.

     Kaanapali Land has issued all Class B Shares required to be issued under the Plan to Pacific Trail and those entities and individuals who are affiliated with Pacific Trail that are entitled to Class B Shares. As a consequence, Kaanapali Land has approximately 1,631,513 Class B Shares outstanding.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20.6 million for taxes, interest and penalties related to the years 1998-2000. The Company entered into a stipulation with the IRS whereby the IRS withdrew its claim due to the fact that the Plan left the IRS unimpaired relative to any taxes that may be due. As a result of the examination relative to 2000, the IRS has asserted a deficiency in taxes, which the Company is contesting. Federal tax return examinations have been completed for years through 1999 and all required payments for taxes due and interest have been made. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years. However, there can be no assurance that the Company will be successful in such contest and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could be material.

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

     The Company has completed certain restructuring transactions and may complete others, as permitted by the Plan, for the purpose of simplifying the corporate structure and administrative organization of the Company. The general impact of such transactions will be to reduce the number of unneeded subsidiaries of Kaanapali Land and to move assets into those entities that make the most sense for administrative reasons or to facilitate future transactions with third parties.

     PROPERTY

     KAANAPALI 2020 PLANS. "Kaanapali 2020", the comprehensive plan for approximately 4,000 acres of land in the Kaanapali/Honokawai area on the west side of Maui, Hawaii is one of Kaanapali Land's principal entitlement focuses. The entitlement work is being done by KDC, which owns substantially all of the land within the Kaanapali 2020 boundaries. Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. Approximately 1,500 acres of this land is located toward the top of mountain ridges and in gulches and is classified as conservation land, which precludes other use. However, this land, and other land that will be designated as open space, is an important component of the overall project and is part of obtaining the entitlements for the land as a whole.

     The process of determining market and project feasibility will be ongoing with pursuit of entitlements. If KDC obtains the necessary entitlements, it intends, if market and project feasibility studies justify it, to develop some or all of the project (either alone or through one or more joint ventures with strategic partners) and/or sell some or all of the entitled parcels. KDC will need to apply for subdivision of the land in order to develop the parcels. As a condition to subdivision of the land, the county will generally require the completion or bonding of certain infrastructure, including roads, water and sewer facilities, each of which will require their own building and grading permits as well as certain extractions.

     For the last few years, KDC has been working with the West Maui community to involve the community in plans for the use of the Kaanapali 2020 lands. Committees, comprised of private sector individuals from the community as well as public employee participants, have been working with KDC to create a vision for the future of the Kaanapali lands. Variations of this strategy have been used in several communities, including the successful Weston, Florida planned community that has recently been substantially completed by an affiliate of Kaanapali Land. Management is optimistic that a plan can be implemented with the support of the community that meets Kaanapali Land's long-term financial objectives.

     The Kaanapali 2020 plan is currently at a predevelopment stage. The plan is now in the process of being finalized to the extent necessary to commence the entitlement process. Approximately 990 acres of land have been identified to contain approximately 2,800 residential units along with commercial, retail and recreational assets. The balance of the land is expected to remain open space or agricultural. Over the next few years, the Company expects to seek the necessary approvals to pursue its business strategy.

     PROJECT PLANNING AND DEVELOPMENT. The Company's real estate development approach, for land that it holds for development rather than investment, is designed to enhance the value of its properties in phases. In most instances, the process begins with the preparation of market and feasibility studies that consider potential uses for the property, as well as costs associated with those uses. The studies consider factors such as location, physical characteristics, demographic patterns, anticipated absorption rates, transportation, costs and regulatory and environmental requirements.

     The Company expects to prepare a land plan that is consistent with the findings of the studies and then to commence the process of applying for the entitlements necessary to permit the use of the property in accordance with the land plan. The length and difficulty of obtaining the requisite entitlements, as well as the cost of complying with any conditions attached to the entitlements, are significant factors in determining the viability of the Company's projects. Applications for entitlements include applications for state land use reclassification, county community plan amendments and changes in zoning.

     The Company is working to market an approximate 270-acre parcel in the region to the east of the main Kaanapali-2020 area. The parcel is still in the planning stages but is expected to be comprised of 59 agricultural lots that will be offered to individual buyers. Although it is hoped that the marketing of lots will commence in the second half of 2005, various contingencies including, but not limited to, governmental and market factors may impact the viability or timing of the project. Therefore, there can be no assurance that the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

     The entitlement process involves substantial amounts of time and expense. The applications generally require the submission of comprehensive plans that involve the use of consultants and other professionals. Parties affected can challenge the applications at the time of submission, which may substantially delay the process. Generally, once the applications are deemed acceptable, the various governing agencies involved in the entitlement process commence consideration of the requested entitlements. The applicable agencies often impose conditions, which may be costly, on any approvals of the entitlements. These conditions may include the requirement that the Company dedicate land for public use, fund infrastructure improvements, pay impact fees and provide affordable housing in the area. The Company may also be subject to conditions that the entitlement will be revoked if the project does not take place within a particular time period. If there is a significant change in the land plans, if the governmental requirements change, or if market conditions change subsequent to obtaining the county approvals, the Company may be required to apply for amendments to the existing entitlement. The amendment process can also be lengthy and costly, and it may result in additional conditions attaching to any approvals.

     If the Company is not successful in obtaining the necessary entitlements as originally planned, the Company may be required to revise its land plan. In that case, the revised plans may not be as economically viable as the original plan. There can be no assurance that all necessary approvals will be obtained, that modifications to those plans will not require additional approvals, or that such additional approvals will be obtained, nor can there be any assurance as to the timing of such events.

     OTHER PROPERTY. Apart from the golf course (discussed below) and the Kaanapali 2020 lands, the Company owns approximately 390 acres of remaining land. The site of the Pioneer Mill sugar mill that was closed in 1997 ("Pioneer Mill Site") located in Lahaina and owned by a subsidiary of the Company, is approximately 19.5 acres and is zoned for industrial use. Pioneer Mill also owns several parcels, known collectively as the "Wainee Lands", which are located in Lahaina south of the mill site. The Wainee Lands include approximately 235 acres and are classified and zoned for agricultural use. The Company believes that certain portions of the Wainee Lands might be available for a number of uses compatible with the close proximity of the Wainee Lands to the Lahaina Town-center, including both affordable and market housing and certain recreational and service uses, once the property is reclassified and rezoned. The Company is conducting various meetings with the West Maui community, public officials and consultants to determine a plan for a portion of their lands. A determination on the viability to proceed in the entitlement process will be made during 2005. However, the Company is currently considering several options for the Wainee Lands. During January 2005, the Company sold its mill sites and associated lands located on the Island of Kauai for approximately $1.3 million. The Company also owns less than 100 acres of miscellaneous land parcels located on the Islands of Kauai, Maui and Oahu. These miscellaneous parcels primarily include land associated with now-closed sugar growing and processing operations, remnant parcels abutting infrastructure improvements from previously sold lands, such as strips along roadways, and water-related assets. It is not expected that upon sale these miscellaneous parcels will yield any significant cash proceeds to the Company.

     AGRICULTURE

     HISTORIC OPERATIONS. A significant portion of the Company's revenues were formerly derived from agricultural operations primarily consisting of the cultivation, milling and sale of raw sugar. The last remaining sugar plantation of the Company, owned by a subsidiary of Kaanapali Land was shut down at the end of 2000. In September 2001, the Company also ceased its coffee operations, which were owned by a subsidiary of Kaanapali Land. The Company liquidated its remaining inventory of coffee beans and mill equipment. The Company leased to a third party portions of the Kaanapali 2020 land on which the coffee trees are located for the purpose of continuing agricultural coffee operations on such land. The lessee purchased the Company's coffee mill equipment during the first quarter of 2004.

     SEED CORN OPERATIONS. The Company's seed corn operations are located on former Maui sugar lands that are now part of the Kaanapali 2020 area. The Company earns modest income, under a contract with Monsanto Seed Company that generates approximately $1.2 million of annual revenue, to grow seed corn according to Monsanto's specifications. In addition to generating such revenue, this operation is otherwise advantageous, because the cultivated land helps control dust and soil erosion and keeps the fields green, to the benefit of the local community. The Company may seek to expand this operation if it can find ready markets for their products and it is profitable to do so. There can be no assurance that any expansion will occur or that current operations will remain profitable.
The Company and Monsanto have recently renewed these seed corn contracts on terms that are similar to the previous agreement.

     GOLF

     The Company owns the golf course land and improvements and is responsible for the management and operation of an 18-hole golf course known as the Waikele Golf Course on Oahu. The assets and operations of the Waikele Golf Course represent all of the golf segment for purposes of business segment information. The Waikele Golf Course operates at a modest level of profit.

     For a description of financial information by segment, please read
Note 9 to the attached consolidated financial statements, which information is incorporated herein by reference.

     SIGNIFICANT ASSET SALES

     There are strategic land sales that the Company has consummated or that may occur based on options held by third parties. These transactions were generally pursued in order to raise additional cash that would enhance the Company's ability to fund the Kaanapali 2020 development. No further significant bulk land sales are currently contemplated by the Company.

     NORTH BEACH. Prior to the sale of Lots 2 and 4 in 2003, the Company owned three beachfront lots that total approximately 62 developable acres, commonly known as Lots 2, 3 and 4. All three lots are zoned for hotel development. In December 2000, the Company sold a fourth parcel, the 14-acre Kaanapali Ocean Resort ("KOR") site known as Lot 1, to SVO Pacific, Inc. ("SVO"), an affiliate of Starwood Hotels and Resorts, which is in the process of developing time-share units on the property. In addition, SVO received an option to purchase Lot 2, which contains approximately 11.5 acres. In January 2003, the option for Lot 2 was exercised and the sale closed on January 31, 2003, at which time a non-refundable payment was made for $2 million (before closing costs and prorations). The remainder of the purchase price was reflected by a note secured by a mortgage due and paid in March 2004 for approximately $14.4 million. A minor portion of the proceeds of the note is subject to possible adjustment based on the number of units ultimately approved for construction on the site. On August 5, 2003, the Company closed the sale of Lot 4 (an approximately 40 acre site) for a purchase price of $33 million; of which $16 million was paid in cash (before closing costs and prorations) at closing and the balance was delivered in the form of a promissory note in the original principal amount of $17 million. The note was fully collected by the Company during December 2004. At closing, the Company also granted to the purchaser an option to purchase Lot 3, which expires in August 2005. The option price consists of a base price of $22.5 million, which is subject to potential adjustment upward depending on the number of units permitted to be developed on Lot 3 and Lot 4, and also an adjustment for inflation if the option is exercised after January 1, 2005. There can be no assurance that such option will be exercised or the timing thereof.

     PARCEL 22/23. Kaanapali Golf Estates ("KGE") is a residential community that is part of the Kaanapali Beach Resort in West Maui. KGE has been subdivided into several parcels that have been sold to residential developers. There was one remaining parcel available for sale in the residential community called "Parcel 22/23". Parcel 22/23 includes approximately 110 acres. In December 2003, the Company closed on its sale of Parcel 22/23 to a third party for a purchase price of $12.5 million. Approximately $11.5 million was received in cash at closing and the Company deposited approximately $1 million into an escrow account. In conjunction with the sale, the Company has agreed to pay a portion of the cost of certain roadway improvements and pay the costs of the design and construction of an underground sewer line and drainage construction as well as the cost of certain other improvements. Such escrowed funds will fund the Company's portion of the costs associated with the road improvements and the sewer and drainage costs. The Company is responsible for certain costs in excess of the escrowed funds associated with the road improvements and sewer and drainage costs and has accrued approximately $1 million in excess of the amount escrowed as an estimate of such costs. These improvement projects are proceeding and are expected to be completed during 2005.

     OTHER MAUI PROPERTY ASSETS

     The company has certain other property assets on Maui that are not considered part of Kaanapali 2020. The most significant of such assets is the Pioneer Mill Site.

     PIONEER MILL SITE. The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned for industrial development. This was the former site of Pioneer Mill's sugar and coffee mills on Maui. Pioneer Mill is currently evaluating strategic options relating to this site, but has in the interim entered into a contract for the demolition of the improvements on the Pioneer Mill Site. It is anticipated that such demolition will cost approximately $2.5 million and that the work will be completed during the second half of 2005. Pioneer Mill was engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the Hawaii Department of Health ("HDOH") and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. The United States Environmental Protection Agency, Region IX (hereinafter "EPA") has designated HDOH as the oversight agency for Pioneer Mill. Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. It is possible that further clean up operations may become necessary in connection with the planned demolition of the former sugar mill buildings on the site.

     EMPLOYEES.

     At March 1, 2005, Kaanapali Land and its subsidiaries employed approximately 88 persons, more than half of whom are employed at the Waikele Golf Course. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

     MARKET CONDITIONS AND COMPETITION.

     There are a number of factors that historically have negatively impacted Kaanapali Land's property activities, including market conditions, the difficulty in obtaining regulatory approvals, the high cost of required infrastructure and the Company's operating deficits in its other business segments. As a result, the planned use of many of the Company's land holdings and the ability to generate cash flow from these land holdings have become long-term in nature, and the Company has found it necessary to sell certain parcels in order to raise cash rather than realize their full economic potential through the entitlement process.

     Maui's real estate market has experienced improvement during 2004 and the areas of primary and secondary residential homes, condominiums and time share units have been relatively strong. There can be no assurance that the recent recovery of Maui's real estate market can be sustained.

     There are several developers, operators, real estate companies and other owners of real estate that compete with the Company in its property business on Maui, many of which have greater resources. The number of competitive properties in a particular market could have a material adverse effect on the Company's success.

     The golf course operated by the Company competes with several other golf courses located in its proximity and with other entertainment and tourist activities. Competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it leases to third parties for the production of agricultural products.

     GOVERNMENT REGULATIONS AND APPROVALS

     The current regulatory approval process for a project can take three to five years or more and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition from numerous groups - including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others.

     Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 plan, including a 59 lot agricultural subdivision. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. Approximately 1,500 acres of this land that is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project and is expected to be part of obtaining the entitlements for the remaining land.

     ENVIRONMENTAL MATTERS.

     The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances, including asbestos-related liability. Those laws and regulations often impose liability without regard to fault. The Company is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on its consolidated financial position or results of operations; however, no assurance can be given that any such condition does not exist or may not arise in the future. Reference is made to Item 3. Legal Proceedings for a description of certain legal proceedings related to environmental conditions.

ITEM 2.  PROPERTIES

     LAND HOLDINGS.

     The major real properties owned by the Company are described under
Item 1. Business.


ITEM 3.  LEGAL PROCEEDINGS

     Material legal proceedings of the Company are described below. Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor was a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. However, all such proceedings have been resolved pursuant to the Plan. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus any future legal proceedings relative to claims that predate the consummation of the Plan should not result in any liability to the Debtors.

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

     On or about February 23, 2001, Lihue Plantation received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern including the Lihue Plantation herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. In that regard, HDOH visited the site for the purpose of taking additional soil samples in September 2004. As noted above, the high priority assignment could result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Lihue Plantation is substantially without assets, and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of LPCo. The purchaser of the Kekaha and Lihue Plantation Sugar Mills properties in January 2005 assumed any obligations for environmental matters concerning the property it purchased. However, there can be no assurance that such purchaser will have sufficient assets to satisfy a claim should any substantial liabilities result.

     Pioneer Mill was engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the HDOH and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. EPA has designated HDOH as the oversight agency for Pioneer Mill. Pioneer Mill received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. It is possible that further cleanup operations may become necessary in connection with the planned demolition of the former sugar mill buildings on the site.

     As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar has submitted a Remedial Investigation Report to the HDOH. The HDOH has provided comments which indicate additional testing may be required. Oahu Sugar has responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request seeks, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar has responded to the information requests. Oahu Sugar received an order from EPA that would purport to require certain testing and remediation of the site. Oahu Sugar is in the process of evaluating the order. The cost of compliance can not be estimated at this time. However, Oahu Sugar is substantially without assets and the pursuit of any action, informational, enforcement, or otherwise by HDOH or EPA could have a material adverse effect on the financial condition of Oahu Sugar.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20.6 million for taxes, interest and penalties related to the years 1998-2000. The Company entered into a stipulation with the IRS whereby the IRS withdrew its claim due to the fact that the Plan left the IRS unimpaired relative to any taxes that may be due. As a result of the examination relative to 2000, the IRS has asserted a deficiency in taxes, which the Company is contesting. Federal tax return examinations have been completed for years through 1999 and all required payments for taxes due and interest have been made. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years. However, there can be no assurance that the Company will be successful in such contest and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could be material.

     On February 15, 2005, D/C Distribution was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred, unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. The litigation is in its early stages and D/C believes that it has meritorious defenses and positions, and intends to vigorously defend.

     Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 60 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. D/C is without sufficient assets to satisfy all of its liabilities for these cases, and therefore, any material existing or future judgments against D/C in these cases will have a material adverse effect on D/C's financial condition. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

     Northbrook Corporation ("Northbrook"), a predecessor by merger to Kaanapali Land was named in a lawsuit filed in August 2003 in the Circuit Court of Cook County, Chicago, Illinois, styled Silverado Golf & Country Club, Inc. v. JMB Realty Corporation and Northbrook Corporation. The lawsuit sought unspecified damages and alleged that the defendants engaged in fraudulent conduct in connection with the administration and termination of a defined benefit pension plan that had been sponsored by Northbrook Corporation and certain affiliates and predecessors. In the eight count amended complaint, the plaintiff sought unspecified general damages, the imposition of a constructive trust, an accounting, attorneys' fees and costs, interest, punitive damages and such other further relief as deemed appropriate by the court under the circumstances. The amended complaint was dismissed with prejudice on March 4, 2005, pursuant to a settlement and without any payment of money by defendants.

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

                                  PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2004 there were approximately 415 holders of record of the Company's 161,100 outstanding Class A Shares and approximately 16 holders of record of the Company's 1,631,513 outstanding Class B Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual K-1 reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends.

However, no dividends have been paid by the Company in 2004 or 2003 and the Company does not anticipate making any distributions for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                          KAANAPALI LAND, LLC (a)
     For the years ended December 31, 2004, 2003, 2002, 2001 and 2000
              (Dollars in Thousands Except Per Share Amounts)

                      2004       2003      2002       2001       2000
                    --------   --------  --------   --------   --------
Total revenues
 (c) . . . . . .    $ 14,557     66,640    11,112     81,894     79,247
                    ========   ========  ========   ========   ========
Net income
 (loss) (d). . .    $  4,887     70,636   140,784    (17,082)   (45,707)
                    ========   ========  ========   ========   ========

Income (loss)
 from continuing
 operations per
 share, basic
 and diluted . .    $   2.73       5.86     (b)       (6,794)   (13,206)
                    ========   ========  ========   ========   ========

Net income
 (loss) per
 share, basic
 and diluted . .    $   2.73      39.44     (b)       (4,270)   (11,427)
                    ========   ========  ========   ========   ========

Total assets . .    $179,401    189,473   189,626    223,628    311,705
                    ========   ========  ========   ========   ========

Certificate of
 Land Apprecia-
 tion Notes. . .    $  --         --        --       139,413    139,413
                    ========   ========  ========   ========   ========

      (a) The above selected financial data should be read in conjunc-tion with the financial statements and the related notes appearing elsewhere in this report. The amounts reflected are those business segments of the Company's predecessor that are continuing in nature.

      (b) The income per share from continuing operations for the period prior to the Plan Effective Date is $3,235 and the loss per share from continuing operations for the period after the Plan Effective Date is $5. The net income per share for the period prior to the Plan Effective Date is $37,389 and the net loss per share for the period after the Plan Effective Date is approximately $5.

      (c) In 2001, the Company recognized as revenue a gain from the extinguishment of debt of $10,653.

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

     Unless wound up by the Company, the Debtors shall continue to exist after the Plan Effective Date as separate legal entities. Except as otherwise provided in the Order or the Plan, the Debtors have been discharged from all claims and liabilities existing through the Plan Effective Date. As such, all persons and entities who had receivables, claims or contracts with the Debtors that first arose prior to the Petition Date and have not previously filed timely claims under the Plan or have not previously reserved their right to do so in the Reorganization Case are precluded from asserting any claims against the Debtors or their assets for any acts, omissions, liabilities, transactions or activities that occurred before the Plan Effective Date.

     On November 14, 2002, pursuant to the Plan, all of the KLC Debtors executed and delivered to Kaanapali Land a certain Secured Promissory Note in the principal amount of $70 million. Such note matures on October 31, 2011 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by the KLC Debtors, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

     Those persons and entities that were not affiliated with Northbrook and were holders of COLAs (Certificate of Land Appreciation Notes) on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, represent approximately 9.0% of the ownership of the Company.

     At December 31, 2004, the Company had cash and cash equivalents of approximately $45.7 million which is available for working capital requirements, including future operating expenses, and the Company's obligations for Kaanapali 2020 development costs, environmental remediation costs, including those on former mill-sites, other potential environmental costs, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation. The primary business of Kaanapali Land is the land development of the Company's assets on the Island of Maui. The Kaanapali 2020 development plan will take many years at significant expense to fully implement, although the material portion of such anticipated expenses are not currently subject to any contractual commitments. Reference is made to
Item 1 - Business, Item 3 - Legal Proceedings and the footnotes to the financial statements. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

      The Company's mortgage note payable as of December 31, 2004 was a loan secured by the Waikele Golf Course. The owner of the golf course repaid the mortgage in full on March 1, 2005, with proceeds obtained through a new mortgage loan granted by a subsidiary of Kaanapali Land in the original principal amount of approximately $7.2 million.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels. A purchase money note receivable related to Lot 2 in the amount of approximately $14.4 million was paid in March 2004. A minor portion of the proceeds of the note is subject to possible adjustment based on the number of units ultimately approved for construction on the site. A purchase money note related to Lot 4 in the amount of approximately $17 million, which was due no later than August 2006, was paid in December 2004. The Company expects that it will have adequate liquidity for the foreseeable future.

     Although the Company does not currently believe that it has significant liquidity problems over the near term, should the Company be unable to satisfy its liquidity requirements from its existing resources it will likely pursue alternate financing arrangements. However it cannot be determined at this time what, if any, financing alternatives may be available and at what cost.

RESULTS OF OPERATIONS

     Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

     2004 COMPARED TO 2003

     Cash and cash equivalents increased and notes receivable, net decreased in the accompanying balance sheets due to the collection of the notes receivable during 2004 which were received in the sales of Lots 2 and 4 during 2003.

     The accumulated post-retirement benefit obligation decreased due in part to benefits paid but primarily due to the effect of the termination of most of the post-retirement obligations. Such reductions have been reflected as reduction of post-retirement benefit obligation in the Consolidated Statement of Operations.

     Other liabilities decreased primarily due to the Company's payment to the U.S. Treasury as a result of the IRS' examination and resulting tax adjustments related to the Company's Federal tax returns for 1998 and 1999.

The decrease is also a result of the settlement of certain personal injury actions and the reduction of certain reserves related to obligations resulting from the sales of properties in prior years which have been completed.

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

     Selling, general and administrative expense decreased primarily as a result of the recovery from an insurance company of amounts previously expensed by D/C relating to the defense of certain liability claims, a decrease in legal fees incurred during 2004 as a result of the settlement of various litigation matters during 2003 and a reduction in payroll related costs as a result of the reduction in personnel in 2004.

     Interest decreased due to the settlement with a lender which resulted in the Company being released from its obligations under a mortgage indebtedness in December 2003. The decrease is also due to a lower interest rate on the mortgage payable secured by the Waikele Golf Course during the second half of 2004 as a result of the loan modification with the lender effective June 1, 2004, offset by interest paid for federal income taxes.

     The reduction to carrying value of investments for the year ended December 31, 2004 represents impairment losses recognized to reduce the carrying value of certain land parcels and leasehold improvements which are not considered to be part of the Company's Kaanapali 2020 development plan.

     The decrease in income tax expense is a result of the decrease in the Company's income from continuing operations as well as an increase in the deferred tax asset valuation allowance.

     2003 COMPARED TO 2002

     The decrease in receivables, net is primarily due to the collection of a receivable during 2003 relating to the participation in the sales price of various lots sold during 2002 by third parties in accordance with a sales contract on land sold in previous years by the Company and the collection of escrowed funds relating to a parcel sold in 2000 by the Company.

     Property, net decreased and note receivable, net increased due to the sales of Lot 2 and Lot 4, the sale of Parcel 22/23 as well as the conveyance of the Oahu MS mill site property to its lender.

     Accounts payable and accrued expenses decreased due to the settlement of litigation which resulted in the reversal of a litigation reserve which was recorded in a previous year. The decrease was also due to the reversal of accruals relating to the Oahu MS Mill site foreclosure as well as the reversal of accruals relating to various other litigation matters.

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

     The decrease in Mortgage and other notes payable is due to the settlement in December 2003 with a lender which resulted in Oahu MS no longer being obligated under the loan encumbering the Oahu MS mill site property in exchange for Oahu MS conveying the property.

     The investment in unconsolidated entities, at equity decrease and the gain on disposition of unconsolidated investment increase is due to the consummation of the settlement agreement with a lender, which resulted in the Company no longer having any ownership interests in or obligations related to the Royal Kaanapali Golf Courses.

     The increase in sales and cost of sales is primarily due to the sale of Lot 2, the sale of Lot 4, and the sale of Parcel 22/23 during 2003.

     Selling, general and administrative decreased primarily due to the reversal of certain accruals related to the settlement of litigation offset by an increase in the allowance for receivables relating to the loans made by Kaanapali Land. Because there can be no assurance that the obligor will have funds sufficient to satisfy the loans from Kaanapali Land, the total amount of the loans has been reserved.

     Interest decreased principally due to the discharge of the COLA's and the Senior Indebtedness pursuant to the emergence of the Debtors from bankruptcy in 2002 and the restructuring transactions contemplated by the Plan.

     Depreciation decreased principally due to the cessation of the Lihue Power Plant operations during the first quarter of 2003.

      The change in equity in income (loss) from unconsolidated investments is primarily due to the Company's share of loss in 2003 from its investment in the owner of the Royal Kaanapali Golf Courses.

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

     At December 31, 2004, the Company's only known material contractual obligation was the mortgage loan of approximately $7.2 million which was paid off in March 2005.


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

     The Company's debt arrangement at December 31, 2004 was at a variable rate. Based upon the Company's indebtedness and interest rates at December 31, 2004, a 1% increase in market rates or a 1% decrease in market rates would have no significant effect on future earnings and cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            KAANAPALI LAND, LLC

                                   INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Managing Member and Shareholders
Kaanapali Land, LLC


We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (and the predecessors thereof as defined in Note 1) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC (and the predecessors thereof as defined in Note 1) at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.






                                        /s/ Ernst & Young LLP




Chicago, Illinois
March 23, 2005

                            KAANAPALI LAND, LLC

                        Consolidated Balance Sheets

                        December 31, 2004 and 2003
                 (Dollars in Thousands, except share data)


                                A S S E T S
                                -----------
                                                       2004      2003
                                                     --------  --------

Cash and cash equivalents. . . . . . . . . . . . .   $ 45,744    28,995
Receivables, net . . . . . . . . . . . . . . . . .        445       777
Property, net. . . . . . . . . . . . . . . . . . .    104,036   104,926
Notes receivable, net of deferred gain
  of $5,308 in 2003. . . . . . . . . . . . . . . .      --       26,058
Prepaid pension costs. . . . . . . . . . . . . . .     26,630    25,989
Other assets . . . . . . . . . . . . . . . . . . .      2,546     2,728
                                                     --------  --------
                                                     $179,401   189,473
                                                     ========  ========


                           L I A B I L I T I E S
                           ---------------------

Accounts payable and accrued expenses. . . . . . .   $  1,647     2,444
Deferred income taxes. . . . . . . . . . . . . . .     25,120    19,369
Accumulated postretirement benefit obligation. . .      3,267    13,743
Other liabilities. . . . . . . . . . . . . . . . .     44,171    52,498
Mortgage note payable. . . . . . . . . . . . . . .      7,178     8,288
                                                     --------  --------
        Total liabilities. . . . . . . . . . . . .     81,383    96,342

Commitments and contingencies


                   S T O C K H O L D E R S'  E Q U I T Y
                   -------------------------------------

Common stock, at 12/31/04 and 12/31/03 non par
  value (shares authorized - 4,500,000; shares
  issued 1,792,613 and 1,791,274,
  respectively . . . . . . . . . . . . . . . . . .      --        --
Additional paid-in capital . . . . . . . . . . . .      5,357     5,357
Accumulated earnings . . . . . . . . . . . . . . .     92,661    87,774
                                                     --------  --------

        Total stockholders' equity . . . . . . . .     98,018    93,131
                                                     --------  --------

                                                     $179,401   189,473
                                                     ========  ========












                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Operations

               Years ended December 31, 2004, 2003 and 2002
              (Dollars in Thousands Except Per Share Amounts)

                                            2004       2003      2002
                                          --------   --------  --------
Revenues:
  Sales. . . . . . . . . . . . . . . . .  $ 10,793     59,178    11,085
  Interest and other income. . . . . . .     3,764      7,462        27
                                          --------   --------  --------
                                            14,557     66,640    11,112
                                          --------   --------  --------
Cost and expenses:
  Cost of sales. . . . . . . . . . . . .     2,693     39,564     5,176
  Reduction of post-retirement
    benefit obligation . . . . . . . . .    (8,860)    (7,679)   (9,520)
  Selling, general and administrative. .     6,897     11,332    12,505
  Interest . . . . . . . . . . . . . . .       743      1,129     2,395
  Depreciation and amortization. . . . .     1,136      1,164     2,994
  Reduction to carrying value of
    investments. . . . . . . . . . . . .     1,310      --       13,717
                                          --------   --------  --------
                                             3,919     45,510    27,267
                                          --------   --------  --------
Operating income (loss). . . . . . . . .    10,638     21,130   (16,155)

  Equity in income (loss) from
    unconsolidated investments . . . . .     --          (402)    5,180
                                          --------   --------  --------
  Income (loss) from continuing
    operations before income taxes,
    gain on disposition of uncon-
    solidated investment and
    extraordinary gain on
    reorganization . . . . . . . . . . .    10,638     20,728   (10,975)
  Income tax (expense) benefit . . . . .    (5,751)   (10,226)   15,141
                                          --------   --------  --------
  Income (loss) from continuing
    operations . . . . . . . . . . . . .     4,887     10,502     4,166
  Gain on disposition of
    unconsolidated investment. . . . . .     --        60,134     --
  Extraordinary gain on
    reorganization, net. . . . . . . . .     --         --      136,618
                                          --------   --------  --------
        Net income (loss). . . . . . . .  $  4,887     70,636   140,784
                                          ========   ========  ========
Earnings per share:
  Income (loss) from continuing
    operations, basic and diluted. . . .  $   2.73       5.86     (a)
                                          ========   ========  ========
  Net income (loss), basic and
    diluted. . . . . . . . . . . . . . .  $   2.73      39.44     (a)
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

                                                KAANAPALI LAND, LLC

                             Consolidated Statements of Stockholders' Equity (Deficit)

                                   Years ended December 31, 2004, 2003 and 2002

                                              (Dollars in Thousands)
                                                                                                        Total
                                                                     Accumu-                            Stock-
                                                    Additional       lated                              holders'
                                      Common         Paid-In         (Deficit)        Treasury          Equity
                                      Stock          Capital         Earnings          Stock           (Deficit)
                                     --------       ---------        --------         --------         --------
Balance at
  January 1, 2002. . . . . . .       $     81          91,845        (211,791)          (3,781)        (123,646)

Net income . . . . . . . . . .            --            --            140,784            --             140,784

Effect of reorganization . . .            (81)        (86,488)         88,145            3,781            5,357
                                     --------        --------        --------         --------         --------

Balance at
  December 31, 2002. . . . . .            --            5,357          17,138            --              22,495

Net income . . . . . . . . . .            --            --             70,636            --              70,636
                                     --------        --------        --------         --------         --------
Balance at
  December 31, 2003. . . . . .            --            5,357          87,774            --              93,131

Net income . . . . . . . . . .            --            --              4,887            --               4,887
                                     --------        --------        --------         --------         --------
Balance at
  December 31, 2004. . . . . .       $    --            5,357          92,661            --              98,018
                                     ========        ========        ========         ========         ========










                                    The accompanying notes are an integral part
                                     of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Cash Flows

               Years ended December 31, 2004, 2003 and 2002
                          (Dollars in Thousands)


                                            2004       2003      2002
                                          --------   --------  --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . .  $  4,887     70,636   140,784
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) continuing operations:
    Extraordinary gain on reorganiza-
      tion, net. . . . . . . . . . . . .     --         --     (136,618)
    Gains on sale of property. . . . . .    (5,723)   (18,657)    --
    Gain on disposition of uncon-
      solidated investment . . . . . . .     --       (60,134)    --
    Restructuring costs. . . . . . . . .     --         --       (3,042)
    Depreciation and amortization. . . .     1,136      1,164     2,994
    Equity in loss (income) from
      unconsolidated investments . . . .     --           402    (5,180)
    Reduction to carrying value of
      investments. . . . . . . . . . . .       695      --       13,717
  Changes in operating assets and
   liabilities:
    Receivables, net . . . . . . . . . .       332      1,118       207
    Prepaid pension costs. . . . . . . .      (549)    (1,216)   (3,465)
    Accumulated post-retirement
      benefit obligation . . . . . . . .   (10,476)    (9,817)   (8,315)
    Accounts payable, accrued expenses
      and other. . . . . . . . . . . . .    (9,117)    (6,015)    2,118
    Deferred income taxes. . . . . . . .     5,751     10,226   (15,141)
                                          --------   --------  --------

Net cash provided by (used in)
  operating activities . . . . . . . . .   (13,064)   (12,293)  (11,941)
                                          --------   --------  --------

Cash flows from investing activities:
  Property additions . . . . . . . . . .    (2,053)    (1,190)     (178)
  Property sales, disposals and
    retirements, net . . . . . . . . . .     1,610     26,994       457
  Distributions from (contributions to)
    investments in unconsolidated
    entities, at equity, net . . . . . .     --          (254)   10,475
  Proceeds from notes receivable . . . .    31,366      --        --
                                          --------   --------  --------
Net cash provided by
  investing activities . . . . . . . . .    30,923     25,550    10,754
                                          --------   --------  --------

                            KAANAPALI LAND, LLC

               Years ended December 31, 2004, 2003 and 2002
                          (Dollars in Thousands)


                                            2004       2003      2002
                                          --------   --------  --------
Cash flows from financing activities:
  Net repayments of debt . . . . . . . .    (1,110)      (110)     (103)
  Settlement payments pursuant to
    the Plan . . . . . . . . . . . . . .     --         --       (2,850)
                                          --------   --------  --------
        Net cash used in
          financing activities . . . . .    (1,110)      (110)   (2,953)
                                          --------   --------  --------
        Net increase (decrease) in
          cash and cash equivalents. . .    16,749     13,147    (4,140)

        Cash and cash equivalents
          at beginning of year . . . . .    28,995     15,848    19,988
                                          --------   --------  --------
        Cash and cash equivalents
          at end of year . . . . . . . .  $ 45,744     28,995    15,848
                                          ========   ========  ========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest from
    continuing operations. . . . . . . .  $    743        643       916
                                          ========   ========  ========

  Cash received (paid) for
    income taxes . . . . . . . . . . . .  $ (4,100)     --            8
                                          ========   ========  ========

Extraordinary gain on reorganization:
  Reduction in other notes payable -
    COLAs. . . . . . . . . . . . . . . .  $  --         --      111,195
  Reduction in deferred taxes. . . . . .     --         --       29,688
  Reduction in accrued expenses. . . . .     --         --        3,059
  Reduction in other assets/liabilities.     --         --        1,075
  Payments of restructuring costs. . . .     --         --       (3,042)
  Additional paid in capital - stock
    issuance . . . . . . . . . . . . . .     --         --       (5,357)
                                          --------   --------  --------
  Extraordinary gain on reorganization .  $  --         --      136,618
                                          ========   ========  ========

Non-cash investing and financing
 activities:
  Note receivable received in sale
    of Lot 2 . . . . . . . . . . . . . .  $  --        14,366     --
  Deferred gain. . . . . . . . . . . . .     --        (5,308)    --
                                          --------   --------  --------
                                             --         9,058     --
  Note receivable received in sale
    of Lot 4 . . . . . . . . . . . . . .     --        17,000     --
                                          --------   --------  --------
  Note receivable, net . . . . . . . . .  $  --        26,058     --
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

     The principal goal of the Plan was to address the Debtors' debt burdens so that the Debtors could emerge from Chapter 11 with a viable capital structure and with the resources necessary to operate their land development business. The Plan achieved this goal by converting certain indebtedness and other liabilities of the Debtors into new equity of Kaanapali Land (to the extent such creditors did not elect an available cash distribution option). Another goal of the Plan was to secure additional liquidity for the Debtors to help fund future operations. The Plan achieved this goal through the Merger of Northbrook Corporation ("Northbrook") into FHTC and the subsequent merger of FHTC into Kaanapali Land, which made the assets and liquidity of Northbrook available to the Debtors to help fund their land development business.

     The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). Kaanapali Land continues to work toward completion of the various requirements of the Plan and to implement the restructuring transactions that are contemplated to be effected under the Plan.

     In accordance with the Plan, a maximum of 1,863,000 shares of Kaanapali Land were issuable. At December 31, 2004, approximately 1,793,000 shares were issued and outstanding and Kaanapali Land believes that no further shares will be issued under the Plan.

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

     The Company's continuing operations are in three business segments - agriculture, property and golf. The Agriculture segment processed and marketed coffee (prior to the shutdown of operations in September 2001) and continues to grow seed corn under contract and lease land currently cultivated in coffee to a third party, while maintaining additional coffee acreage for possible future use. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The Property, Agriculture and Golf segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 9.

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

     RECEIVABLES

     The allowance for doubtful receivables was $1,476 and $2,115 at December 31, 2004 and 2003, respectively.

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

     PROPERTY

     Property is stated at cost. Depreciation is based on the straight-line method over the estimated economic lives of 15-40 years for the Company's depreciable land improvements, 3-18 years for machinery and equipment, or the lease term if less. At December 31, 2004, the Company held approximately $1,900 of non-depreciable land improvements and approximately $3,300 of depreciable land improvements, relating principally to the Waikele Golf Course, which are being depreciated over their estimated 15-year useful life. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     In 2004 and 2002, the Company recognized impairment losses of $1,310 and $13,717, respectively. The 2004 impairment loss was primarily to reduce the carrying value of certain land parcels and leasehold improvements. The 2002 impairment loss consisted of the reduction of the carrying value of certain land parcels. The land parcels were not considered to be part of future development plans as such land parcels are not part of the Company's Kaanapali 2020 development plan.

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

                                                   2004          2003
                                                 --------      --------

  Property, net:
    Land . . . . . . . . . . . . . . . . . .     $ 89,833        90,528
    Land improvements. . . . . . . . . . . .        4,658         3,344
    Buildings. . . . . . . . . . . . . . . .       19,766        19,766
    Machinery and equipment. . . . . . . . .       12,947        19,217
                                                 --------      --------
                                                  127,204       132,855
    Accumulated depreciation . . . . . . . .      (23,168)      (27,929)
                                                 --------      --------
    Property, net. . . . . . . . . . . . . .     $104,036       104,926
                                                 ========      ========

     Land held for sale of approximately $14,000, none of which has any current operations, is included in Property in the consolidated balance sheets at December 31, 2004 and 2003 and is carried at the lower of cost or fair value less cost to sell. No land is currently in use except for the land associated with the Waikele Golf Course (carrying value of approximately $8 million at December 31, 2004), an approximate 800 acres of Kaanapali 2020 land that has been set aside for the Company's seed corn operations and an approximate 120 acres of coffee trees that have been leased to a third party.

    The Company's principal property holdings are on the island of Maui (including approximately 4,000 acres known as Kaanapali 2020, of which approximately 1,500 acres is classified as conservation land which precludes development) and have a carrying value of approximately $77 million. In addition, the Company's property holdings on the island of Oahu have a carrying value of approximately $27 million. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

     LAND SALES AND MORTGAGES RECEIVABLE

     On January 31, 2003, an option to purchase Lot 2 (an approximate 11.5 acre site in the North Beach area of Kaanapali) was exercised. A non-refundable payment was made for $2,000 (before closing costs and prorations). The remainder of the purchase price was reflected by a note secured by a mortgage due and paid in March 2004 for approximately $14,000.

A minor portion of the proceeds of the note is subject to possible later adjustment based on the number of units ultimately approved for construction on the site.

     The Company recorded the sale under the cost recovery method of accounting. The full note was recorded, offset by the entire deferred gain of approximately $5,308 at December 31, 2003. The deferred gain was recognized during 2004 based upon the anticipated number of units approved for construction on the site.

     On August 5, 2003, the Company closed the sale of Lot 4 (an approximate 40 acre site in the North Beach area of Kaanapali) for a purchase price of $33,000. The cash portion of the purchase price (before closing costs and prorations) of $16,000 was paid at closing and the balance was delivered in the form of a promissory note in the original principal amount of $17,000. The promissory note was paid in December 2004. The promissory note was secured by a first mortgage encumbering
Lot 4, and bore interest at the rate of 8% per annum. Interest payments were paid monthly. The Company recognized approximately $13,000 of gain related to this transaction for financial reporting purposes during the third quarter of 2003.

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

In conjunction with the sale, the Company has agreed to pay a portion of the cost of certain roadway improvements and pay the costs of the design and construction of an underground sewer line and drainage construction as well as the cost of certain other improvements. Such escrowed funds will fund the Company's portion of the costs associated with the road improvements and the sewer and drainage construction costs. The Company is responsible for certain costs in excess of the escrowed funds associated with the road improvements and sewer and drainage construction costs and has accrued approximately $1,000 in excess of the amount escrowed as an estimate of such costs. These improvement projects are proceeding and are expected to be completed during 2005.

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

     RECLASSIFICATIONS

     Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.


(2)  INVESTMENTS

      The Company owns approximately 16.67% of Amfac Property Investment Corp. ("APIC"), which owned and operated the Royal Kaanapali Golf Courses ("RKGC") prior to the consummation of the settlement agreement with its lender. The remaining approximately 83.33% of the shares of APIC are owned by AF Investors, LLC ("AF Investors") which is a subsidiary of Amfac Finance Limited Partnership ("AFLP").

     In December 2002, AFLP redeemed the interest held by Kaanapali Land (as successor to Northbrook) for approximately $60. Kaanapali Land remained obligated under certain circumstances to fund costs related to, among other things, golf course improvements required under the settlement agreement with the lender. A portion of these funding obligations was anticipated to be reimbursed by AFLP under the Funding Agreement entered into by Kaanapali Land, AFLP and certain other affiliated entities in October 2002. Subsequently, due to adverse developments in certain litigation, the expected source of funds to AFLP to make such repayments became impaired and it now appears doubtful that the Company will receive any meaningful portion of the amounts that were previously expected to be reimbursed under the Funding Agreement. The Company continued to record its investment in unconsolidated entities due to its funding obligations and because the Company was awaiting final consummation of the settlement agreement with the lender. The agreement was consummated on September 9, 2003, and as a consequence, the Company recorded a gain on disposition of its investment of approximately $60,134 for financial reporting purposes which represented the extent of the amount recorded as investment in unconsolidated entities.

     In addition, equity in income (loss) from unconsolidated investments includes the gain from the 2002 sale of an interest in a hotel and the Company's share of the results of operations of the hotel prior to the sale of the Company's interest.


(3)  MORTGAGE NOTE PAYABLE

      The Waikele Golf Course mortgage note payable, secured by the Waikele Golf Course, had an outstanding principal balance of $7,178 and $8,288 at December 31, 2004 and 2003, respectively. The loan had certain cash flow and other financial covenants.

      Effective June 1, 2004, the debt was modified pursuant to a loan modification agreement with the lender. In accordance with the agreement, a $1,000 principal payment was made to the lender to reduce the outstanding principal balance of the note, the interest rate was modified to LIBOR plus 4.25% with no LIBOR floor (6.43% at December 31, 2004), and the debt was extended to mature on December 1, 2011. The loan continued to have certain cash flow and other financial covenants. Waikele Golf Course, LLC repaid the mortgage in full on March 1, 2005, with proceeds obtained through a new mortgage loan granted by a subsidiary of Kaanapali Land in the original principal amount of approximately $7,200.


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

     Certain leases where Debtors were the lessee were rejected pursuant to the Plan, which reduced any pre-Petition debt and prospective liability of the Company for those leases into claims that were allowed under the Plan, and have been satisfied or discharged.

(5)  EMPLOYEE BENEFIT PLANS

     (a)  PENSION PLANS

     As of December 31, 2004, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Accordingly, there is no difference between the accumulated benefit obligation and the projected benefit obligation. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

     The following tables summarize the components of the funded status of the Company's defined benefit pension plan at December 31, 2004 and 2003, the net pension credit for 2004, 2003 and 2002, and major assumptions used to determine these amounts.

                                                        2004      2003
                                                      -------   -------

  Benefit obligation at beginning of year. . . . . .  $44,922    42,731
  Service cost . . . . . . . . . . . . . . . . . . .       62        65
  Interest cost. . . . . . . . . . . . . . . . . . .    2,695     2,939
  Actuarial loss . . . . . . . . . . . . . . . . . .    1,928     4,720
  Special termination benefit. . . . . . . . . . . .    --        1,404
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,615)   (6,937)
                                                      -------   -------
  Benefit obligation at end of year. . . . . . . . .   44,992    44,922
                                                      -------   -------

  Fair value of plan assets at beginning of year . .   67,870    60,515
  Actual return on plan assets . . . . . . . . . . .    8,701    14,292
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,615)   (6,937)
                                                      -------   -------
  Fair value of plan assets at end of year . . . . .   71,956    67,870
                                                      -------   -------

  Funded status. . . . . . . . . . . . . . . . . . .   26,964    22,948
  Unrecognized net actuarial (gain) loss . . . . . .     (344)    3,029
  Unrecognized prior service cost. . . . . . . . . .       10        12
                                                      -------   -------
  Prepaid pension cost . . . . . . . . . . . . . . .  $26,630    25,989
                                                      =======   =======

     Unrecognized net gains or losses are amortized over a ten year period.

At December 31, 2004, approximately 53% of the plan's assets are invested in equity securities, 17% in fixed income funds and 30% in alternative strategies.

      The components of the net periodic pension benefit (credit) for the years ended December 31, 2004, 2003 and 2002 (which are reflected as other income in the consolidated statements of operations) are as follows:

                                              2004      2003      2002
                                            -------   -------   -------

  Service cost . . . . . . . . . . . . . .  $    62        65        49
  Interest cost. . . . . . . . . . . . . .    2,695     2,939     3,041
  Expected return on plan assets . . . . .   (4,266)   (4,647)   (5,462)
  Recognized net actuarial (gain)
    loss . . . . . . . . . . . . . . . . .      867       154      (865)
  Amortization of prior service cost . . .        1         1       (11)
  Special termination benefit. . . . . . .    --        1,404       953
                                            -------   -------   -------

  Net periodic pension credit. . . . . . .  $  (641)      (84)   (2,295)
                                            =======   =======   =======

     The principal assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

  As of January 1,                            2004      2003      2002
  ----------------                          -------   -------   -------

  Discount rate. . . . . . . . . . . . . .    6.25%      7.0%      7.5%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.5%
                                            =======   =======   =======

  As of December 31,                          2004      2003      2002
  ------------------                        -------   -------   -------

  Discount rate. . . . . . . . . . . . . .     5.9%     6.25%      7.0%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%
                                            =======   =======   =======

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.0%
                                            =======   =======   =======

     The above long-term rates of return were selected based on historical asset returns and expectations of future returns.

     The measurement date is December 31, the last day of the corporate fiscal year. The accumulated benefit obligation at December 31, 2004 and 2003 equals approximately $45,000 and $44,900, respectively.

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

Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

     The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

     (b)  RETIREE HEALTH AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, a subsidiary of KLC Land currently provides certain healthcare and life insurance benefits to certain eligible retired employees. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by KLC Land (or the applicable affiliate) and if they meet a certain length of service criteria. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles and copayments. However, these features, as they apply to bargaining unit retirees, are subject to collective bargaining provisions of a labor contract between each such entity and the International Longshoremen's & Warehousemen's Union as they may have been amended or settled through agreements or memoranda executed with the union at about the time each operating facility was closed. The postretirement life insurance plan is non-contributory.

     Other entities continued to fund benefit costs for both plans on a pay-as-you-go basis, and each entity continued funding its post-retirement health care obligations until the end of 2004, which was a date on or after the date when its required cost maintenance period as defined under Internal Revenue Code Section 420 expired. Retiree medical benefits for these entities terminated at the end of 2004. Most post-retirement life insurance benefits were terminated effective at the end of 2003. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates.

     For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed through 2004. The healthcare cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase (decrease) in the assumed healthcare trend rate by 1% in 2004 would increase (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2004 by $26 and $(24), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $7 and $(6), respectively.

    Net periodic postretirement benefit credit for 2004, 2003 and 2002 includes the following components:

                                          2004        2003      2002
                                          Total       Total     Total
                                         -------     -------   -------

Service cost . . . . . . . . . . . .     $    12           1         1
Interest cost. . . . . . . . . . . .         284         550       622
Amortization of net gain . . . . . .      (8,208)     (7,777)   (7,879)
Recognized settlement gain . . . . .        (948)       (499)     (233)
                                         -------     -------   -------
Net periodic postretirement
  benefit credit . . . . . . . . . .     $(8,860)     (7,725)   (7,489)
                                         =======     =======   =======

     The following table sets forth the plans' change in benefit obligation and benefit cost as of December 31, 2004 and 2003 as follows:

                                           December 31,   December 31,
                                               2004           2003
                                           ------------   ------------

Benefit obligation at beginning of year.       $  5,343          8,906
Service cost . . . . . . . . . . . . . .             12              1
Interest cost. . . . . . . . . . . . . .            284            550
Actuarial losses (gain). . . . . . . . .            (72)           396
Employer contribution. . . . . . . . . .         (1,616)        (2,091)
Plan change. . . . . . . . . . . . . . .          --            (2,419)
Settlement . . . . . . . . . . . . . . .           (948)         --
                                                -------        -------
Benefit obligation at end of year. . . .          3,003          5,343
Unrecognized net actuarial gain. . . . .            264          8,400
                                                -------        -------
Accumulated postretirement benefit cost.        $ 3,267         13,743
                                                =======        =======

     The subsidiary's expected contributions for 2005 are approximately
$345.

     The subsidiary continuing to provide benefits currently amortizes unrecognized gains over the shorter of ten years or the average life expectancy of the inactive participants since almost all of the Plans' participants are inactive. The portion of the unrecognized net actuarial gain represented by the decrease in the Maintenance of Effort obligation was being amortized over four years, commencing in 2001.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.90% as of December 31, 2004 and 6.25% as of December 31, 2003.

     At the time the Company performed its calculations related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") final rules were not yet released. The Company has not yet determined if its plan is Actuarially Equivalent (as defined in the Act) and thus, no adjustment has yet been recorded in the consolidated financial statements.


(6)  INCOME TAXES

     Income tax expense (benefit) attributable to income from continuing operations for the years ended December 31, 2004, 2003 and 2002 consists of:

                                       Current     Deferred     Total
                                       --------    --------    --------
     Year ended December 31, 2004:
       U.S. federal. . . . . . . . .   $   --         5,161       5,161
       State . . . . . . . . . . . .       --           590         590
                                       --------    --------    --------
                                       $   --         5,751       5,751
                                       ========    ========    ========
     Year ended December 31, 2003:
       U.S. federal. . . . . . . . .   $  --          9,177       9,177
       State . . . . . . . . . . . .      --          1,049       1,049
                                       --------    --------    --------
                                       $  --         10,226      10,226
                                       ========    ========    ========
     Year ended December 31, 2002:
       U.S. federal. . . . . . . . .   $  --        (13,588)    (13,588)
       State . . . . . . . . . . . .      --         (1,553)     (1,553)
                                       --------    --------    --------
                                       $  --        (15,141)    (15,141)
                                       ========    ========    ========

     Income tax benefit attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax loss from operations as a result of the following:
                                         2004        2003        2002
                                       --------    --------    --------
Computed "expected" tax provision
 (benefit) . . . . . . . . . . . . .   $  3,723       7,255      (3,842)
Increase (reduction) in income
 taxes resulting from:
  Increase (reduction) in
    valuation allowance. . . . . . .      2,365       3,756     (12,766)
  Other, net . . . . . . . . . . . .       (337)       (785)      1,467
                                       --------    --------    --------
      Total. . . . . . . . . . . . .   $  5,751      10,226     (15,141)
                                       ========    ========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2004 and 2003 are as follows:
                                                     2004        2003
                                                   --------    --------
    Deferred tax assets:
      Post retirement benefits . . . . . . . . .   $ (1,274)     (5,360)
      Reserves related primarily to losses
        on divestitures. . . . . . . . . . . . .     (8,491)     (9,583)
      Loss carryforwards . . . . . . . . . . . .     (6,216)     (4,776)
      Tax credit carryforwards . . . . . . . . .     (4,081)     (4,144)
      Other, net . . . . . . . . . . . . . . . .     (1,772)     (3,301)
                                                   --------    --------
        Total deferred tax assets. . . . . . . .    (21,834)    (27,164)
        Less - valuation allowance . . . . . . .     10,297       7,932
                                                   --------    --------
        Net deferred tax assets. . . . . . . . .    (11,537)    (19,232)
                                                   --------    --------
    Deferred tax liabilities:
      Property, plant and equipment,
        principally due to purchase
        accounting adjustments,
        net of impairment charges. . . . . . . .     25,667      28,465
      Prepaid pension and core retirement
        award costs. . . . . . . . . . . . . . .     10,990      10,136
                                                   --------    --------
          Total deferred tax liabilities . . . .     36,657      38,601
                                                   --------    --------
          Net deferred tax liability . . . . . .   $ 25,120      19,369
                                                   ========    ========

     Subject to the results of the contest with respect to the Company's 2000 U.S. Federal income tax return described below, the Company at December 31, 2004 has net operating loss carryforwards ("NOLs") for Federal income tax purposes of approximately $9,000 and approximately $65,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. The federal NOLs begin to expire in 2020 and the state NOLs begin to expire in 2005.

     As a result of the examination relative to 2000, the IRS has asserted a deficiency in taxes, which the Company is contesting. Federal tax return examinations have been completed for years through 1999. All required payments for taxes due and interest, including approximately $4,000 in 2004 for 1998 and 1999, have been made. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years.

(7)  TRANSACTIONS WITH AFFILIATES

     An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2004, 2003 and 2002 was approximately $8, $102 and $75, respectively, all of which was paid as of December 31, 2004.

     The Company pays a non-accountable reimbursement of $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2004.

     The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliate, Management Services, LLC, during 2004. The total costs for the years ended 2004, 2003 and 2002 were approximately $1,800, $1,800 and $2,000, respectively, of which approximately $378 was unpaid as of December 31, 2004.

     The Company had other amounts due from affiliates of approximately $300 at December 31, 2003. The amounts were paid during 2004.


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

     On June 3, 2003, Trustees filed a Complaint against Oahu MS and City Bank in Trustees Under the Will and the Estate of Bernice Paugahi Bishop, deceased, also known as Kamehameha Schools v. Amfac Property Development Corp., et al, in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-1154-05, seeking, among other things, cancellation of certain leases with APDC, collection of unpaid net rents on the leases, and appointment of a receiver to collect future subrents under the subleases. Concurrent therewith, Trustees filed a motion for appointment of receiver. Oahu MS filed its answer on June 24, 2003.

     On October 22, 2004, the parties entered into a settlement agreement to resolve the case and related issues. Under the terms of the settlement, and in consideration of among other things APDC's payment of $400 to Bishop Estate, the parties have entered into mutual releases of pending claims arising out of or in connection with the pending lawsuit, the leased properties, and the receivership. Pursuant to the terms of the settlement, the above-mentioned sum was paid and the leases were cancelled effective December 29, 2004. The stipulation to dismiss the suit is expected to be filed shortly.

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

     Pioneer Mill was engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the HDOH and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. EPA has designated HDOH as the oversight agency for Pioneer Mill. Pioneer Mill received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. It is possible that further cleanup operations may become necessary in connection with the planned demolition of the former sugar mill buildings on the site.

     As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar has submitted a Remedial Investigation Report to the HDOH. The HDOH has provided comments which indicate additional testing may be required. Oahu Sugar has responded to these comments with additional information. Oahu Sugar is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of Oahu Sugar. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site.
The request seeks, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar is in the process of responding to the information requests. Oahu Sugar received an order from EPA that would purport to require certain testing and remediation of the site. Oahu Sugar is in the process of evaluating the order. The cost of compliance can not be estimated at this time. However, Oahu Sugar is substantially without assets and the pursuit of any action, informational, enforcement, or otherwise, could have a material adverse effect on the financial condition of Oahu Sugar.

     The IRS filed a claim in the bankruptcy proceedings in the aggregate amount of approximately $20,600 for taxes, interest and penalties related to the years 1998-2000. The Company entered into a stipulation with the IRS whereby the IRS withdrew its claim due to the fact that the Plan left the IRS unimpaired relative to any taxes that may be due. As a result of the examination relative to 2000, the IRS has asserted a deficiency in taxes, which the Company is contesting. Federal tax return examinations have been completed for years through 1999 and all required payments for taxes due and interest have been made. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years. However, there can be no assurance that the Company will be successful in such contest and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could be material.

     On February 15, 2005, D/C Distribution was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred, unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. The litigation is in its early stages and D/C believes that it has meritorious defenses and positions, and intends to vigorously defend.

     Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 60 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases, as it is without assets to satisfy any material existing or future judgments, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

     Northbrook Corporation ("Northbrook"), a predecessor by merger to Kaanapali Land was named in a lawsuit filed in August 2003 in the Circuit Court of Cook County, Chicago, Illinois, styled Silverado Golf & Country Club, Inc. v. JMB Realty Corporation and Northbrook Corporation. The lawsuit sought unspecified damages and alleged that the defendants engaged in fraudulent conduct in connection with the administration and termination of a defined benefit pension plan that had been sponsored by Northbrook Corporation and certain affiliates and predecessors. In the eight count amended complaint, plaintiff sought unspecified general damages, the imposition of a constructive trust, an accounting, attorneys' fees and costs, interest, punitive damages and such other further relief as deemed appropriate by the court under the circumstances. The amended complaint was dismissed with prejudice on March 4, 2005, pursuant to a settlement and without any payment of money by defendants.

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


(9) BUSINESS SEGMENT INFORMATION

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

                                         2004        2003        2002
                                       --------    --------    --------
Revenues:
  Property . . . . . . . . . . . . .   $  8,139      61,492       4,753
  Agriculture  . . . . . . . . . . .      1,354       1,241       1,972
  Golf . . . . . . . . . . . . . . .      3,843       4,141       4,360
  Corporate. . . . . . . . . . . . .      1,221       5,074          27
                                       --------    --------    --------
                                       $ 14,557      71,948      11,112
                                       ========    ========    ========

Operating income (loss):
  Property . . . . . . . . . . . . .   $  4,981      21,234       1,323
  Agriculture  . . . . . . . . . . .        973        (912)     (8,028)
  Golf . . . . . . . . . . . . . . .        381         580         764
                                       --------    --------    --------

Operating income (loss). . . . . . .      6,335      20,902      (5,941)

Corporate. . . . . . . . . . . . . .      5,046       1,357      (7,819)
Interest expense . . . . . . . . . .       (743)     (1,129)     (2,395)
Equity in income (loss) from
  unconsolidated investments . . . .      --           (402)      5,180
                                       --------    --------    --------
Income (loss) from continuing
  operations before income taxes,
  gain on disposition of uncon-
  solidated investment and
  extraordinary gain on re-
  organization . . . . . . . . . . .   $ 10,638      20,728     (10,975)
                                       ========    ========    ========

Identifiable Assets:
  Property . . . . . . . . . . . . .   $ 62,009      65,919      55,970
  Agriculture. . . . . . . . . . . .     51,137      48,091      51,419
  Golf . . . . . . . . . . . . . . .     27,362      29,084      29,076
                                       --------    --------    --------

                                        140,508     143,094     136,465

Corporate. . . . . . . . . . . . . .     38,893      46,379      53,161
                                       --------    --------    --------
                                       $179,401     189,473     189,626
                                       ========    ========    ========

     Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

                                         2004        2003        2002
                                       --------    --------    --------
Capital Expenditures:
  Property . . . . . . . . . . . . .   $  1,737         861       --
  Agriculture. . . . . . . . . . . .          2         197       --
  Golf . . . . . . . . . . . . . . .        314         132         163
  Corporate. . . . . . . . . . . . .      --          --             15
                                       --------    --------    --------
                                       $  2,053       1,190         178
                                       ========    ========    ========

                                         2004        2003        2002
                                       --------    --------    --------
Depreciation and Amortization:
  Property . . . . . . . . . . . . .   $     92          87          90
  Agriculture. . . . . . . . . . . .         91          60       1,417
  Golf . . . . . . . . . . . . . . .        535         609         552
  Corporate. . . . . . . . . . . . .        418         408         935
                                       --------    --------    --------
Total. . . . . . . . . . . . . . . .   $  1,136       1,164       2,994
                                       ========    ========    ========

(10) CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:
                                                  For the      For the
                                                   Period      Period
                                                 January 1,  November 14,
                       Year Ended  Year Ended   2002 through 2002 through
                      December 31, December 31, November 13, December 31,
                         2004         2003         2002         2002
                      ------------ ------------ ------------ ------------
                        (Amounts in thousands except per share amounts)
NUMERATOR:
Operating income
  (loss) . . . . . . . $   10,638       21,130       (2,117)     (14,038)
                       ==========   ==========   ==========   ==========
Equity in income
  (loss) from
  unconsolidated
  investments. . . . .      --            (402)       5,525         (345)
                       ==========   ==========   ==========   ==========
Income (loss) from
  continuing
  operations . . . . .      4,887       10,502       12,939       (8,773)

Gain on disposition
  of unconsolidated
  investment . . . . .      --          60,134        --           --

Extraordinary gain . .      --           --         136,618        --
                       ----------   ----------   ----------   ----------
Net income (loss). . . $    4,887       70,636      149,557       (8,773)
                       ==========   ==========   ==========   ==========
DENOMINATOR:
Denominator for
  net income (loss)
  per share -
  basic and diluted. .      1,793        1,791            4        1,863
                       ==========   ==========   ==========   ==========
Net income (loss)
  per share -
  basic and diluted. . $     2.73        39.44    37,389.34        (4.71)
                       ==========   ==========   ==========   ==========
Net income per
 share - basic and
 diluted:
Income (loss)
  from continuing
  operations . . . . . $     2.73         5.86     3,234.84        (4.71)
Gain on disposition
  of unconsolidated
  investment . . . . .      --           33.58        --           --
Extraordinary gain . .      --           --       34,154.50        --
                       ----------   ----------   ----------   ----------
Net income per
  share basic and
  diluted. . . . . . . $     2.73        39.44    37,389.34        (4.71)
                       ==========   ==========   ==========   ==========

     Pursuant to the Plan, a maximum of 1,863,000 shares of the Company were issuable. As of December 31, 2004, the Company had issued and outstanding 1,631,513 Class B shares, non par value, and approximately 161,100 Class A shares, non par value stock. The Company does not expect to issue any additional shares under the Plan. The LLC Agreement provides for two classes of membership interests, Class A Shares and Class B Shares, which have substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares are represented by a "Class A Representative" who must approve certain transactions proposed by Kaanapali Land before they can be undertaken. Class B Shares are held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during the fiscal years 2004, 2003 and 2002.



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

                                          Position
                                          Held with
         Name                             the Company
      ----------                          ------------

      Gary Nickele                        President and
                                            Chief Executive Officer
      Stephen A. Lovelette                Executive Vice President
      Gailen J. Hull                      Senior Vice President and
                                          Chief Financial Officer

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

     Gary Nickele (age 52) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida/JMB Managers, Inc., the sole general partner of Arvida/JMB Partners, L.P. ("Arvida Partners"). Arvida Partners conducts land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois. Mr. Nickele's experience relative to JMB, the Company and Arvida Partners during the past five years has included overall responsibility for all legal matters, oversight of the relationship of Arvida Partners and its affiliates, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

     Stephen Lovelette (age 48) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 15 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Company under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

     Gailen J. Hull (age 55) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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


                        SUMMARY COMPENSATION TABLE

                        Annual Compensation (1)(3)
                        ---------------------------
                                                               Other
                                                              Annual
                                                             Compensa-
                   Principal               Salary     Bonus    tion
Name (2)           Position (4)     Year     ($)       ($)      ($)
---------------    ------------    -----   -------   ------  ---------

Gary Nickele       President        2004   180,000  100,000     N/A
                   and Chief        2003   180,000  100,000     N/A
                   Executive        2002   180,000  100,000     N/A
                   Officer

Stephen A.
  Lovelette        Executive        2004   195,000  100,000     N/A
                   Vice President   2003   175,000   50,000     N/A
                                    2002   175,000   50,000     N/A

Gailen J. Hull     Senior Vice      2004   175,000   50,000     N/A
                   President and    2003   175,000   50,000     N/A
                   Chief Financial  2002   175,000     N/A      N/A
                   Officer
----------

      (1) The Company does not have a compensation committee. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

      (2)   Includes CEO and all other executive officers.

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

(2) As of March 15, 2005, there were 1,631,513 Class B Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Class A or Class B shares issued, outstanding and distributed. No officers of the Company own any Class A Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2004, 2003 and 2002 (including amounts related to discontinued operations in 2001) was approximately $8 thousand, $102 thousand and $75 thousand, respectively, all of which was paid as of December 31, 2004.

     The Company pays a non-accountable reimbursement of approximately $30 thousand per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2004.

     The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliate, Management Services, LLC, during 2004. The total costs for the years ended December 31, 2004, 2003 and 2002 was approximately $1.8 million, $1.8 million and $2.0 million, respectively, of which approximately $378 thousand was unpaid as of December 31, 2004.

     The Company had other amounts due from affiliates of approximately $300 thousand at December 31, 2003. The amounts were paid during 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2004 and 2003 were $157,000 and $154,300, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

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


                              KAANAPALI LAND, LLC

                              BY:   Pacific Trail Holdings, LLC
                                    (Sole Member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: March 25, 2004



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull,
                                    Senior Vice President
                                    Chief Accounting Officer
                                    and Chief Financial Officer
                              Date: March 25, 2004



                                    /s/ Gary Nickele
                                    ---------------------
                              By:   Gary Nickele,
                                    President and
                                    Chief Executive Officer
                              Date: March 25, 2004