Form 10-Q
period 2005-03-31
KAANAPALI LAND LLC
filed 2005-05-12
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarterly period
ended March 31, 2005                         Commission file #0-50273




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

As of April 30, 2005, the registrant had 1,792,613 shares of common stock outstanding.

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements. . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    14

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    16



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    17

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    17


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    18

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                 March 31, 2005 and December 31, 2004
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                           March 31,     December 31,
                                             2005           2004
                                           ---------     -----------

Cash and cash equivalents . . . . . . .     $ 36,654          45,744
Receivables, net. . . . . . . . . . . .          405             445
Property, net . . . . . . . . . . . . .      104,279         104,036
Prepaid pension costs . . . . . . . . .       26,777          26,630
Other assets. . . . . . . . . . . . . .        2,581           2,546
                                            --------        --------
                                            $170,696         179,401
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued
  expenses. . . . . . . . . . . . . . .     $    396           1,647
Deferred income taxes . . . . . . . . .       25,151          25,120
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . . .        3,176           3,267
Other liabilities . . . . . . . . . . .       43,906          44,171
Mortgage payable. . . . . . . . . . . .        --              7,178
                                            --------        --------
        Total liabilities . . . . . . .       72,629          81,383

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 3/31/05 and
  12/31/04 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613). . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,357           5,357
Accumulated earnings. . . . . . . . . .       92,710          92,661
                                            --------        --------
        Total stockholders' equity. .         98,067          98,018
                                            --------        --------
                                            $170,696         179,401
                                            ========        ========






              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

              Three Months Ended March 31, 2005 and 2004
                              (Unaudited)
               (Dollars in Thousands, except share data)



                                                 2005        2004
                                               --------    --------

Revenues:
  Sales . . . . . . . . . . . . . . . . . .    $  2,511       2,087
  Interest and other income . . . . . . . .         421         458
                                               --------    --------
                                                  2,932       2,545
                                               --------    --------
Cost and expenses:
  Cost of sales . . . . . . . . . . . . . .         966       1,010
  Reduction of post-retirement
    benefit obligation. . . . . . . . . . .       --           (125)
  Selling, general and administrative . . .       1,415       1,316
  Interest. . . . . . . . . . . . . . . . .         208         146
  Depreciation and amortization . . . . . .         263         273
                                               --------    --------
                                                  2,852       2,620
                                               --------    --------

  Operating income (loss) from continuing
    operations before income taxes. . . . .          80         (75)

  Income tax benefit (expense). . . . . . .         (31)         29
                                               --------    --------

      Net income (loss) . . . . . . . . . .    $     49         (46)
                                               ========    ========

Earnings per share:
  Net income (loss) . . . . . . . . . . . .    $    .03        (.03)
                                               ========    ========

























         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

              Three Months Ended March 31, 2005 and 2004
                              (Unaudited)
                        (Dollars in Thousands)



                                                 2005        2004
                                               --------    --------

Net cash used in operating activities . . .    $ (1,282)     (1,550)

Cash flows from investing activities:
  Property additions. . . . . . . . . . . .        (630)       (295)
  Note receivable . . . . . . . . . . . . .       --         14,366
                                               --------    --------
Net cash provided by investing
  activities. . . . . . . . . . . . . . . .        (630)     14,071

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . . .      (7,178)        (29)
                                               --------    --------
  Cash used in financing activities . . . .      (7,178)        (29)
                                               --------    --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . . .      (9,090)     12,492
        Cash and cash equivalents at
          beginning of period . . . . . . .      45,744      28,995
                                               --------    --------
        Cash and cash equivalents at
          end of period . . . . . . . . . .    $ 36,654      41,487
                                               ========    ========


Supplemental disclosure of cash
  flow information:
    Cash paid for interest. . . . . . . . .    $    168         146
                                               ========    ========

























              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

         Notes to Condensed Consolidated Financial Statements

                              (Unaudited)
                        (Dollars in Thousands)


     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2004. Capitalized terms used but not defined in this quarterly report have the same meanings as the Company's 2004 Annual Report on Form 10-K.


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

     The Company's continuing operations are in three business segments - agriculture, property and golf. The Agriculture segment grows seed corn under contract and leases land currently cultivated in coffee to a third party, while maintaining additional coffee acreage for possible future use.

The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The Property, Agriculture and Golf segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 10.

     PROPERTY

     The Company's principal land holdings are on the island of Maui. The Company has determined, based on its current projections for the development and/or disposition of its land holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

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

     Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be achieved in future periods.


(3)  LAND SALES

     On January 20, 2005, the Company sold its mill sites and associated lands on the Island of Kauai for approximately $1,300 before closing costs and prorations.


(4)  MORTGAGE AND OTHER NOTES PAYABLE

     The Waikele Golf Course mortgage note payable, secured by the Waikele Golf Course, had an outstanding principal balance of $7,178 at December 31, 2004. The loan had certain cash flow and other financial covenants.

     Waikele Golf Course, LLC repaid the mortgage in full on March 1, 2005, with proceeds obtained through a new mortgage loan granted by a subsidiary of Kaanapali Land in the original principal amount of approximately $7,200. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest are due March 1, 2015. The note, which is prepayable, is secured by the Waikele Golf Course. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.


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

     The components of the net periodic pension benefit (credit) for the three months ended March 31, 2005 and 2004 are as follows:

                                                 2005        2004
                                               --------    --------

Service cost. . . . . . . . . . . . . . . .    $     16       --
Interest cost . . . . . . . . . . . . . . .         634       --
Expected return on plan assets. . . . . . .      (1,060)      --
Recognized net actuarial gain . . . . . . .         235       --
                                               --------    --------
Net periodic pension expense (credit) . . .    $   (175)      --
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

     Certain entities continued to fund benefit costs on a pay-as-you-go basis, and each entity continued funding its post-retirement health care obligations until the end of 2004, which was a date on or after the date when its required cost maintenance period as defined under Internal Revenue Code Section 420 expired. Retiree medical benefits for these entities terminated at the end of 2004. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates.

     Net periodic postretirement benefit credit for the three months ended March 31, 2005 and 2004 includes the following components:

                                                 2005        2004
                                               --------    --------

Service cost. . . . . . . . . . . . . . . .    $      6       --
Interest cost . . . . . . . . . . . . . . .          42       --
Amortization of net gain. . . . . . . . . .         (14)      --
Recognized settlement gain. . . . . . . . .       --           (125)
                                               --------    --------
Net periodic postretirement
  benefit credit. . . . . . . . . . . . . .    $     34        (125)
                                               ========    ========

     At the time the Company performed its calculations related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") final rules were not yet released. The Company has not yet determined if its plan is Actuarially Equivalent (as defined in the Act) and thus, no adjustment has yet been recorded in the consolidated financial statements.


(7)  INCOME TAXES

     Federal tax return examinations have been completed for years through 1999 and all required payments for taxes and interest due through that date, have been made. As a result of the examination relative to 2000, the IRS has asserted a deficiency in taxes, which the Company is contesting. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open and the IRS has commenced its examination of the Company's tax returns for 2001 and 2002. The Company believes adequate provisions for income tax have been recorded for all years.

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

     On June 3, 2003, Trustees filed a Complaint against Oahu MS and City Bank in Trustees Under the Will and the Estate of Bernice Paugahi Bishop, deceased, also known as Kamehameha Schools v. Amfac Property Development Corp., et al, in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-1154-05, seeking, among other things, cancellation of certain leases with APDC, collection of unpaid net rents on the leases, and appointment of a receiver to collect future subrents under the subleases. Concurrent therewith, Trustees filed a motion for appointment of a receiver. Oahu MS filed its answer on June 24, 2003.

     On October 22, 2004, the parties entered into a settlement agreement to resolve the case and related issues. Under the terms of the settlement, and in consideration of among other things APDC's payment of $400 to Bishop Estate, the parties have entered into mutual releases of pending claims arising out of or in connection with the pending lawsuit, the leased properties, and the receivership. Pursuant to the terms of the settlement, the above-mentioned sum was paid and the leases were cancelled effective December 29, 2004. A stipulation to dismiss the case with prejudice was filed on March 31, 2005.

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

     As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments which indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar was in the process of responding to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. While Oahu Sugar contested its liability for such contamination and believed that it had meritorious defenses to any claims, it did not have sufficient assets to justify litigation and believed that attempting to cooperate and negotiate with the government was its only opportunity to avoid bankruptcy. Nevertheless, attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. While the cost of compliance can not be estimated at this time, it is clear that the cost involved would greatly exceed Oahu Sugar's remaining assets. Oahu Sugar has no source of additional capital and has substantial unpaid obligations to Kaanapali Land and other affiliates. Oahu Sugar is substantially without assets and the pursuit of any action, informational, enforcement, or otherwise, would have a material adverse effect on the financial condition of Oahu Sugar.

     Therefore, as a result of the actions by the HDOH and EPA and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division its respective voluntary petition for relief under Chapter 7 of Title 11, United States Bankruptcy Code, 11 U.S.C. Subsection 101-1330 on April 19, 2005, Case No. 05-15100. Such filing is not expected to have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing and it is not believed that any other affiliates have any responsibility for the debts of Oahu Sugar.

     The IRS filed a claim in the bankruptcy proceedings of the debtors in the aggregate amount of approximately $20,600 for taxes, interest and penalties related to the years 1998-2000. The Company entered into a stipulation with the IRS whereby the IRS withdrew its claim due to the fact that the Plan left the IRS unimpaired relative to any taxes that may be due. Federal tax return examinations have been completed for years through 1999 and all required payments for taxes and interest due through that date, have been made. As a result of the examination relative to 2000, the IRS has asserted a deficiency in taxes, which the Company is contesting. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open and the IRS has commenced its examination of the Company's tax returns for 2001 and 2002. The Company believes adequate provisions for income tax have been recorded for all years. However, there can be no assurance that the Company will be successful in such contest and, although the Company has reserved for potential tax liabilities on its financial statements, to the extent that the Company is unsuccessful in defending against any such claims, the amount for which the Company could be liable could be material.

     On February 15, 2005, D/C Distribution was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred, unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C filed an answer and cross-claim on April 1, 2005. The litigation is in its early stages and D/C believes that it has meritorious defenses and positions, and intends to vigorously defend.

     Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 65 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases, as it is without assets to satisfy any material existing or future judgments, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

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


(9)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                                 2005        2004
                                               --------    --------
                                               (Amounts in thousands
                                            except per share amounts)
NUMERATOR:
Net income (loss) . . . . . . . . . . . . .    $     49         (46)
                                               ========    ========
DENOMINATOR:
Denominator for net income (loss) per
 share - basic and diluted. . . . . . . . .    $  1,793       1,792
                                               ========    ========
Net income (loss) per share -
 basic and diluted. . . . . . . . . . . . .    $    .03        (.03)
                                               ========    ========

(10) BUSINESS SEGMENT INFORMATION

     As described in Note 1, the Company operates in three business segments. Total revenues and operating profit by business segment are presented in the tables below.

     Total revenues by business segment includes primarily (i) sales, all of which are from unaffiliated customers and (ii) interest income that is earned from outside sources on assets which are included in the individual industry segment's identifiable assets, as well as corporate assets.

     Operating income (loss) is comprised of total revenue less operating expenses. In computing operating income (loss), none of the following items have been added or deducted: general corporate revenues and expenses, interest expense and income taxes.

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 2005        2004
                                               --------    --------
Revenues:
  Property. . . . . . . . . . . . . . . . .    $  1,308         526
  Agriculture . . . . . . . . . . . . . . .         406         736
  Golf. . . . . . . . . . . . . . . . . . .         939       1,069
  Corporate . . . . . . . . . . . . . . . .         279         214
                                               --------    --------
                                               $  2,932       2,545
                                               ========    ========

Operating Profit (loss):
  Property. . . . . . . . . . . . . . . . .    $    605        (258)
  Agriculture . . . . . . . . . . . . . . .         165         430
  Golf. . . . . . . . . . . . . . . . . . .         156         196
                                               --------    --------

Operating income (loss) . . . . . . . . . .         926         368

Corporate . . . . . . . . . . . . . . . . .        (639)       (297)
Interest expense. . . . . . . . . . . . . .        (207)       (146)
                                               --------    --------
Income (loss) from continuing
  operations before income taxes. . . . . .    $     80         (75)
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

     In addition to such Secured Promissory Note, certain Non-Debtor KLC Subsidiaries continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders of the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor KLC Subsidiaries, however, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder or that in the aggregate will generate any material proceeds to the Company. Nevertheless, Kaanapali Land intends to assert its claims in the Chapter 7 bankruptcy proceeding of Oahu Sugar in order that it may recover substantially all of the assets remaining in the bankruptcy estate, if any, that become available for creditors of Oahu Sugar. Any amounts so received would not be material to the Company. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

     As of March 31, 2005, the Company had cash and cash equivalents of approximately $37 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and other development costs, environmental remediation costs on the former Pioneer mill-site, potential tax liabilities resulting from the IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation. Oahu Sugar filed for relief under Chapter 7 of the United States Bankruptcy Code on April 19, 2005. Therefore, as of April 19, 2005, the Company has reclassified approximately $29 thousand of cash held by Oahu Sugar as restricted cash. The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement, although the material portion of such anticipated expenses are not currently subject to any contractual commitments. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

      The Company's mortgage note payable as of December 31, 2004 was a loan secured by the Waikele Golf Course. Waikele Golf Course, LLC repaid the mortgage in full on March 1, 2005, with proceeds obtained through a new mortgage loan granted by a subsidiary of Kaanapali Land in the original principal amount of approximately $7.2 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels. On January 20, 2005, the Company sold its mill sites and associated lands on the Island of Kauai for approximately $1.3 million (before closing costs and prorations).

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

     Accounts payable and accrued expenses decreased primarily due to the payment during the first quarter 2005 of broker's commissions owed as a result of the sale of Lot 4 and payment of legal fees for ongoing litigation.

     Mortgage payable decreased in the accompanying balance sheets due to the repayment of the Waikele Golf mortgage in full during the first quarter of 2005.

     The increase in sales is primarily due to the sale of the mill sites and associated lands on the Island of Kauai during the first quarter of 2005.

     The reduction of post-retirement benefit obligation for the three months ended March 31, 2004 was due to the effect of the expected termination of most of the post-retirement obligations at the end of 2004.

     Selling, general and administrative increased primarily as a result of the recovery in the first quarter of 2004 of amounts from an insurance company previously expensed by D/C relating to the defense of certain liability claims.

     Interest increased due to the payment of an exit fee in conjunction with the repayment of the mortgage loan payable secured by the Waikele Golf Course during the first quarter 2005.

     The increase in income tax expense for the three months ended March 31, 2005 is a result of the increase in the Company's income from continuing operations.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: May 12, 2005