Form 10-Q
period 2005-06-30
KAANAPALI LAND LLC
filed 2005-08-12
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarterly period
ended June 30, 2005                          Commission file #0-50273




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

As of July 31, 2005, the registrant had 1,792,613 shares of common stock outstanding.

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements. . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    13

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    16



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    17

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    17


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    18

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                  June 30, 2005 and December 31, 2004
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                            June 30,     December 31,
                                             2005           2004
                                           ---------     -----------

Cash and cash equivalents . . . . . . .     $ 56,883          45,744
Receivables, net. . . . . . . . . . . .        1,214             445
Property, net . . . . . . . . . . . . .       90,890         104,036
Prepaid pension costs . . . . . . . . .       26,924          26,630
Other assets. . . . . . . . . . . . . .        2,382           2,546
                                            --------        --------
                                            $178,293         179,401
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued
  expenses. . . . . . . . . . . . . . .     $    917           1,647
Deferred income taxes . . . . . . . . .       28,120          25,120
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . . .        3,153           3,267
Other liabilities . . . . . . . . . . .       43,549          44,171
Mortgage payable. . . . . . . . . . . .        --              7,178
                                            --------        --------
        Total liabilities . . . . . . .       75,739          81,383

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 6/30/05 and
  12/31/04 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613). . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,357           5,357
Accumulated earnings. . . . . . . . . .       97,197          92,661
                                            --------        --------
        Total stockholders' equity. .        102,554          98,018
                                            --------        --------
                                            $178,293         179,401
                                            ========        ========






              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

           Three and Six Months Ended June 30, 2005 and 2004
                              (Unaudited)
               (Dollars in Thousands, except share data)




                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Revenues:
  Sales . . . . . . . . .  $ 23,801      1,770     26,312      3,857
  Interest and
    other income. . . . .       324        655        705      1,113
                           --------   --------   --------   --------
                             24,125      2,425     27,017      4,970
                           --------   --------   --------   --------
Cost and expenses:
  Cost of sales . . . . .    14,604        918     15,570      1,928
  Reduction of post-
    retirement benefit
    obligation. . . . . .     --        (1,654)     --        (1,779)
  Selling, general and
    administrative. . . .     1,800      2,328      3,215      3,644
  Interest. . . . . . . .     --           152        168        298
  Depreciation and
    amortization. . . . .       265        264        528        537
                           --------   --------   --------   --------
                             16,669      2,008     19,481      4,628
                           --------   --------   --------   --------

  Operating income
    (loss) from
    continuing
    operations before
    income taxes. . . . .     7,456        417      7,536        342

  Income tax expense. . .    (2,969)      (162)    (3,000)      (133)
                           --------   --------   --------   --------

      Net income (loss) .  $  4,487        255      4,536        209
                           ========   ========   ========   ========

Earnings per share:
  Net income (loss) . . .  $   2.50        .15       2.53        .12
                           ========   ========   ========   ========















         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

                Six Months Ended June 30, 2005 and 2004
                              (Unaudited)
                        (Dollars in Thousands)



                                                 2005        2004
                                               --------    --------

Net cash provided by (used in)
  operating activities. . . . . . . . . . .    $ 19,523      (4,895)

Cash flows from investing activities:
  Property additions. . . . . . . . . . . .      (1,206)       (980)
  Note receivable . . . . . . . . . . . . .       --         14,366
                                               --------    --------
Net cash provided by (used in)
  investing activities. . . . . . . . . . .      (1,206)     13,386

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . . .      (7,178)     (1,049)
                                               --------    --------
  Cash used in financing activities . . . .      (7,178)     (1,049)
                                               --------    --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . . .      11,139       7,442
        Cash and cash equivalents at
          beginning of period . . . . . . .      45,744      28,995
                                               --------    --------
        Cash and cash equivalents at
          end of period . . . . . . . . . .    $ 56,883      36,437
                                               ========    ========


Supplemental disclosure of cash
  flow information:
    Cash paid for interest. . . . . . . . .    $    168         287
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

     Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be achieved in future periods.


(2)  LAND SALES

     On January 20, 2005, the Company sold its mill sites and associated lands on the Island of Kauai for approximately $1,300 before closing costs and prorations.

     On June 21, 2005, the Company closed the sale of Lot 3 for a base purchase price of $22,500, pursuant to an option that the purchaser of Lot 4 (a parcel which is contiguous to Lot 3 and sold by the Company in 2003) held on the property. The purchase price was paid in cash (before closing costs and prorations) at closing. Pursuant to a purchase price adjustment agreement entered into at closing as required in the option agreement, the purchase price is subject to potential adjustment upward depending on the number of units permitted to be developed on Lot 3 and Lot 4 and the timing thereof.

     The purchaser's performance of its obligations under the purchase price adjustment agreement is secured by a mortgage in favor of NB Lot 3 and covering the property, which was filed at closing.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     The Waikele Golf Course mortgage note payable, secured by the Waikele Golf Course, had an outstanding principal balance of $7,178 at December 31, 2004. The loan had certain cash flow and other financial covenants.

     Waikele Golf Course, LLC repaid the mortgage in full on March 1, 2005, with proceeds obtained through a new mortgage loan granted by a subsidiary of Kaanapali Land in the original principal amount of $7,178. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest are due March 1, 2015. The note, which is prepayable, is secured by the Waikele Golf Course. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.


(4)  RENTAL ARRANGEMENTS

     The Company leases various office space with average annual rental of approximately $250 per year. Leases expire at various times through December 2005. Although the Company is a party to certain other leasing arrangements, none of them are material.

(5)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit) for the three and six months ended June 30, 2005 and 2004 are as follows:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Service cost. . . . . . .  $     16         38         32         38
Interest cost . . . . . .       634      1,328      1,268      1,328
Expected return on
  plan assets . . . . . .    (1,060)    (2,080)    (2,120)    (2,080)
Recognized net actuarial
  (gain) loss . . . . . .       235        464        470        464
                           --------   --------   --------   --------
Net periodic pension
  expense (credit). . . .  $   (175)      (250)      (350)      (250)
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

     Net periodic postretirement benefit credit for the three and six months ended June 30, 2005 and 2004 includes the following components:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------

Service cost. . . . . . .  $      5          6         10          6
Interest cost . . . . . .        42        142         84        142
Amortization of net gain.       (13)    (1,677)       (26)    (1,677)
Recognized settlement gain    --          (125)     --          (250)
                           --------   --------   --------   --------
Net periodic
  postretirement
  benefit cost (credit) .  $     34     (1,654)        68     (1,779)
                           ========   ========   ========   ========

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


(7)  COMMITMENTS AND CONTINGENCIES

     Material legal proceedings of the Company are described below.
Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor is a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. Those proceedings may now continue since the Plan Effective Date has occurred so long as the plaintiffs therein filed timely claims under the Plan. However, any judgments rendered therein would be subject to the distribution provisions of the Plan, which would in most cases result in the entitlement of such claims to proceeds that are substantially less than the face amount of such judgments. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed. However, one such subsidiary, Oahu Sugar, filed a subsequent petition under Chapter 7 of the Bankruptcy Code in April 2005, as described below.

     On or about February 23, 2001 Kekaha Sugar Co., Ltd., a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. responded to the letter. The United States Environmental Protection Agency has performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and results are pending. Kekaha Sugar Co., Ltd. is substantially without assets and is in dissolution and thus will be unable to perform in the event of further pursuit of this matter by HDOH.

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

     Pioneer Mill was engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the HDOH and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. EPA designated HDOH as the oversight agency for Pioneer Mill. Pioneer Mill received a report on the results of environmental testing conducted on the site by the EPA and HDOH. However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. It is possible that further cleanup operations may become necessary in connection with the planned demolition of the former sugar mill buildings on the site.

     As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments which indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar was in the process of responding to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. While Oahu Sugar contested its liability for such contamination and believed that it had meritorious defenses to any claims, it did not have sufficient assets to justify litigation and believed that attempting to cooperate and negotiate with the government was its only opportunity to avoid bankruptcy. Nevertheless, attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. While the cost of compliance cannot be estimated at this time, it is clear that the cost involved would have greatly exceeded Oahu Sugar's remaining assets. Oahu Sugar has no source of additional capital and has substantial unpaid obligations to Kaanapali Land and other affiliates. Furthermore, as Oahu Sugar is substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have a material adverse effect on the financial condition of Oahu Sugar.

     Therefore, as a result of the pursuit of further action by the HDOH and EPA as described above and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code, 11 U.S.C. Subsection 101-1330 on April 19, 2005, Case No. 05-15100. Such filing is not expected to have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing and it is not believed that any other affiliates have any responsibility for the debts of Oahu Sugar.

     By letter dated June 23, 2005, the EPA sent to Kaanapali Land an information request regarding, among other things, the Waipio site and Kaanapali's relationship to Oahu Sugar. Kaanapali Land is preparing its response to the letter.

     The IRS filed a claim in the bankruptcy proceedings of the debtors in the aggregate amount of approximately $20,600 for taxes, interest and penalties related to the years 1998-2000. The Company entered into a stipulation with the IRS whereby the IRS withdrew its claim due to the fact that the Plan left the IRS unimpaired relative to any taxes that may be due. Federal tax return examinations have been completed for years through 1999 and all required payments for taxes and interest due through that date have been made. As a result of the examination relative to 2000, the IRS has asserted a deficiency in taxes, which the Company is contesting. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open and the IRS has commenced its examination of the Company's tax returns for 2001 and 2002. The Company believes adequate provisions for income tax have been recorded for all years. However, to the extent that the Company is unsuccessful in defending against any such claims by the IRS, the amount for which the Company could be liable could materially affect the cash position of the Company.

     On February 15, 2005, D/C Distribution was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred, unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C filed an answer and cross-claim on April 1, 2005. The court has stricken D/C's cross-claim with leave to replead. The litigation is in its early stages and D/C believes that it has meritorious defenses and positions, and intends to vigorously defend.

     Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 67 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases, as it is without assets to satisfy any material existing or future judgments, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

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


(8)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)
NUMERATOR:
Net income (loss) . . . .  $  4,487        255      4,536        209
                           ========   ========   ========   ========
DENOMINATOR:
Denominator for
 net income (loss)
 per share -
 basic and diluted. . . .  $  1,793      1,792      1,793      1,792
                           ========   ========   ========   ========
Net income (loss)
 per share -
 basic and diluted. . . .  $   2.50        .15       2.53        .12
                           ========   ========   ========   ========


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

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $ 22,686        546     23,994      1,072
  Agriculture . . . . . .       357        563        763      1,299
  Golf. . . . . . . . . .       952        931      1,891      2,000
  Corporate . . . . . . .       130        385        369        599
                           --------   --------   --------   --------
                           $ 24,125      2,425     27,017      4,970
                           ========   ========   ========   ========

Operating Profit (loss):
  Property. . . . . . . .  $  8,425       (267)     9,030       (525)
  Agriculture . . . . . .       422        193        587        623
  Golf. . . . . . . . . .       104        156        260        352
                           --------   --------   --------   --------

Operating income (loss) .     8,951         82      9,877        450

Corporate . . . . . . . .    (1,495)       487     (2,173)       190
Interest expense. . . . .     --          (152)      (168)      (298)
                           --------   --------   --------   --------
Income (loss) from
  continuing operations
  before income taxes . .  $  7,456        417      7,536        342
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

     As of June 30, 2005, the Company had cash and cash equivalents of approximately $56.9 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and other development costs, environmental remediation costs on the former Pioneer mill-site, the cost of renovations of the golf course (discussed below), potential tax liabilities resulting from the IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation. Oahu Sugar filed for relief under Chapter 7 of the United States Bankruptcy Code on April 19, 2005. Therefore, as of
April 19, 2005, the Company has reclassified approximately $29 thousand of cash held by Oahu Sugar as restricted cash. The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement, although the material portion of such anticipated expenses are not currently subject to any contractual commitments. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

     The Company currently anticipates to cease operations at the Waikele Golf Course for approximately six months during 2006 to allow for renovations of the golf course greens and facilities. The cost of renovations and the shut-down of operations is not expected to have a material adverse effect on the overall financial condition of the Company.

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

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels. On January 20, 2005, the Company sold its mill sites and associated lands on the Island of Kauai for approximately $1.3 million (before closing costs and prorations). On June 21, 2005, the Company closed the sale of Lot 3 for a base price of $22.5 million (before closing costs and prorations).

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

     Receivables, net increased due to the reversal of an allowance for doubtful receivables of approximately $800 relating to the collection in July 2005 of amounts advanced in 2003 to reconfigure one of the golf holes at the RKGC in conjunction with the settlement agreement with the ERS. The recovery was reflected as a reduction of general and administrative expenses.

     Property, net decreased primarily due to the sale of Lot 3 during the second quarter of 2005 partially offset by property additions during the year.

     Accounts payable and accrued expenses decreased primarily due to the payment during the first quarter 2005 of broker's commissions owed as a result of the sale of Lot 4 and payment of professional services.

     The increase in deferred income taxes and the increase in income tax expense for the three and six months ended June 30, 2005 is a result of the increase in the Company's income from continuing operations.

     Mortgage payable decreased in the accompanying balance sheets due to the repayment of the Waikele Golf mortgage in full during the first quarter of 2005.

     The increase in sales and cost of sales for the three and six months ended June 30, 2005 is primarily due to the sale of the mill sites and associated lands on the Island of Kauai during the first quarter of 2005 and the sale of Lot 3 during the second quarter of 2005.

     The reduction of post-retirement benefit obligation for the three and six months ended June 30, 2004 was due to the effect of the expected termination of most of the post-retirement obligations at the end of 2004.

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

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS

                 See Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.


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

     (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by the report.

                 The Company's report on Form 8-K (File No. 0-50273) for June 21, 2005, filed on June 23, 2005 describing the sale of Lot 3 was filed.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: August 12, 2005