Form 10-Q
period 2005-09-30
KAANAPALI LAND LLC
filed 2005-11-14
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q



     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


           For the Quarterly Period Ended September 30, 2005

                                  or

     [   ] Transition Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

             For the transition period from _____ to _____



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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]   No [ X ]

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

As of October 31, 2005, the registrant had 1,792,613 shares of common stock outstanding.

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements. . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    13

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    16



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    16

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    16


SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . .    17

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

               September 30, 2005 and December 31, 2004
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                        September 30,    December 31,
                                           2005             2004
                                        ------------     -----------

Cash and cash equivalents . . . . . . .     $ 61,168          45,744
Receivables, net. . . . . . . . . . . .          294             445
Property, net . . . . . . . . . . . . .       91,418         104,036
Prepaid pension costs . . . . . . . . .       27,072          26,630
Other assets. . . . . . . . . . . . . .        2,348           2,546
                                            --------        --------
                                            $182,300         179,401
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued
  expenses. . . . . . . . . . . . . . .     $  1,369           1,647
Deferred income taxes . . . . . . . . .       29,720          25,120
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . . .        3,098           3,267
Other liabilities . . . . . . . . . . .       43,020          44,171
Mortgage payable. . . . . . . . . . . .        --              7,178
                                            --------        --------
        Total liabilities . . . . . . .       77,207          81,383

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 9/30/05 and
  12/31/04 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613). . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,357           5,357
Accumulated earnings. . . . . . . . . .       99,736          92,661
                                            --------        --------
        Total stockholders' equity. .        105,093          98,018
                                            --------        --------
                                            $182,300         179,401
                                            ========        ========






              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

        Three and Nine Months Ended September 30, 2005 and 2004
                              (Unaudited)
             (Dollars in Thousands, except per share data)




                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Revenues:
  Sales . . . . . . . . .  $  7,272      1,544     33,584      5,401
  Interest and
    other income. . . . .       519        548      1,224      1,661
                           --------   --------   --------   --------
                              7,791      2,092     34,808      7,062
                           --------   --------   --------   --------
Cost and expenses:
  Cost of sales . . . . .       973      1,055     16,543      2,983
  Reduction of post-
    retirement benefit
    obligation. . . . . .     --          (890)     --        (2,669)
  Selling, general and
    administrative. . . .     2,423      1,734      5,638      5,378
  Interest. . . . . . . .     --           201        168        499
  Depreciation and
    amortization. . . . .       257        248        785        785
                           --------   --------   --------   --------
                              3,653      2,348     23,134      6,976
                           --------   --------   --------   --------

  Operating income
    (loss) from
    continuing
    operations before
    income taxes. . . . .     4,138       (256)    11,674         86

  Income tax benefit
    (expense) . . . . . .    (1,600)        99     (4,600)       (34)
                           --------   --------   --------   --------

      Net income (loss) .  $  2,538       (157)     7,074         52
                           ========   ========   ========   ========

Earnings per share:
  Net income (loss) . . .  $   1.42       (.09)      3.95        .03
                           ========   ========   ========   ========














         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

             Nine Months Ended September 30, 2005 and 2004
                              (Unaudited)
                        (Dollars in Thousands)



                                                 2005        2004
                                               --------    --------

Net cash provided by (used in)
  operating activities. . . . . . . . . . .    $ 24,592      (9,596)

Cash flows from investing activities:
  Property additions. . . . . . . . . . . .      (1,990)     (1,600)
  Note receivable . . . . . . . . . . . . .       --         14,366
                                               --------    --------
Net cash provided by (used in)
  investing activities. . . . . . . . . . .      (1,990)     12,766

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . . .      (7,178)     (1,080)
                                               --------    --------
  Cash used in financing activities . . . .      (7,178)     (1,080)
                                               --------    --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . . .      15,424       2,090
        Cash and cash equivalents at
          beginning of period . . . . . . .      45,744      28,995
                                               --------    --------
        Cash and cash equivalents at
          end of period . . . . . . . . . .    $ 61,168      31,085
                                               ========    ========


Supplemental disclosure of cash
  flow information:
    Cash paid for interest. . . . . . . . .    $    168         394
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

     The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). Kaanapali Land continued to implement the restructuring transactions that were contemplated to be effected under the Plan, including, among other things, the resolution of all outstanding claims and distributions on all claims that were allowed under the Plan. On August 31, 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed.

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

     Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be achieved in future periods.


(2)  LAND SALES

     On January 20, 2005, the Company sold its mill sites and associated lands on the Island of Kauai for approximately $1,300 before closing costs and prorations.

     On June 21, 2005, the Company closed the sale of Lot 3 for a base purchase price of $22,500, pursuant to an option that the purchaser of Lot 4 (a parcel which is contiguous to Lot 3 and sold by the Company in 2003) held on the property. The purchase price was paid in cash (before closing costs and prorations) at closing. Pursuant to a purchase price adjustment agreement entered into at closing as required in the option agreement, the purchase price was subject to potential increase under certain circumstances.

     The purchaser's performance of its obligations under the purchase price adjustment agreement was secured by a mortgage in favor of NB Lot 3 and covering the property, which was filed at closing.

     On September 12, 2005, the Company received $6,000 pursuant to the purchase price adjustment agreement and the mortgage was released.


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


(4)  RENTAL ARRANGEMENTS

     The Company leases various office space with average annual rental of approximately $250 per year. Leases expire at various times through January 2006, but are in certain cases extendable thereafter on a month-to-month basis. Although the Company is a party to certain other leasing arrangements, none of them are material.

(5)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit) for the three and nine months ended September 30, 2005 and 2004 are as follows:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Service cost. . . . . . .  $     16         19         48         57
Interest cost . . . . . .       634        664      1,902      1,992
Expected return on
  plan assets . . . . . .    (1,060)    (1,040)    (3,180)    (3,120)
Amortization of prior
  service cost. . . . . .     --           232      --           696
Special termination
  benefit . . . . . . . .       235         54        705        158
                           --------   --------   --------   --------
Net periodic pension
  credit. . . . . . . . .  $   (175)       (71)      (525)      (217)
                           ========   ========   ========   ========

     (b)   RETIREE HEALTH AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, a subsidiary of KLC Land currently provides certain healthcare and life insurance benefits to certain eligible retired employees. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by KLC Land (or the applicable affiliate) and if they meet a certain length of service criteria. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles and copayments. The postretirement life insurance plan is non-contributory.

     Certain other affiliated entities continued to fund benefit costs on a pay-as-you-go basis, and each entity continued funding its post-retirement health care obligations until the end of 2004, which was a date on or after the date when its required cost maintenance period as defined under Internal Revenue Code Section 420 expired. Retiree medical benefits for these entities terminated at the end of 2004. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates.

     Net periodic postretirement benefit credit for the three and nine months ended September 30, 2005 and 2004 includes the following components:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------

Service cost. . . . . . .  $      5          3         15          9
Interest cost . . . . . .        42         71        126        213
Amortization of net gain.       (13)      (840)       (39)    (2,517)
Recognized settlement
  gain. . . . . . . . . .     --          (124)     --          (374)
                           --------   --------   --------   --------
Net periodic
  postretirement
  benefit cost (credit) .  $     34       (890)       102     (2,669)
                           ========   ========   ========   ========

     At the time the Company performed its calculations related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") final rules were not yet released. The Company has determined its plan is Actuarially Equivalent (as defined in the Act).


(6)  INCOME TAXES

     Federal tax return examinations have been completed for years through 1999 and all required payments for taxes and interest due through that date have been made. As a result of the examination of the year 2000, the IRS has asserted a deficiency in taxes, which the Company is contesting. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open and the IRS has commenced its examination of the years 2001 and 2002. The Company believes adequate provisions for income tax have been recorded for all years.


(7)  COMMITMENTS AND CONTINGENCIES

     Material legal proceedings of the Company are described below.
Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor is a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. All other claims have been satisfied. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed. However, one such subsidiary, Oahu Sugar, filed a subsequent petition under Chapter 7 of the Bankruptcy Code in April 2005, as described below.

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

     As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments which indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar was in the process of responding to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. While Oahu Sugar contested its liability for such contamination and believed that it had meritorious defenses to any claims, it did not have sufficient assets to justify litigation and believed that attempting to cooperate and negotiate with the government was its only opportunity to avoid bankruptcy. Nevertheless, attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. While the cost of compliance could not be estimated, it was clear that the cost involved would have greatly exceeded Oahu Sugar's remaining assets. Oahu Sugar has no source of additional capital and has substantial unpaid obligations to Kaanapali Land and other affiliates. Furthermore, as Oahu Sugar is substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

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

     By letter dated June 23, 2005, the EPA sent to Kaanapali Land an information request regarding, among other things, the Waipio site and Kaanapali's relationship to Oahu Sugar. Kaanapali Land has responded to the letter, stating, among other things, that it does not believe it has any responsibility relative to the Waipio site.

     Federal tax return examinations have been completed for years through 1999 and all required payments for taxes and interest due through that date have been made. As a result of the examination of the year 2000, the IRS has asserted a deficiency in taxes, which the Company is contesting. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open and the IRS has commenced its examination of the years 2001 and 2002. The Company believes adequate provisions for income tax have been recorded for all years. However, to the extent that the Company is unsuccessful in defending against claims made by the IRS, the amount for which the Company would be liable could materially affect its cash position.

     On February 15, 2005, D/C was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred, unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C has filed an answer and an amended cross-claim. The litigation is in its early stages and D/C believes that it has meritorious defenses and positions, and intends to vigorously defend.

     Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are in excess of 60 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases, as it is without assets to satisfy any material existing or future judgments, there can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

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


(8)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)

NUMERATOR:
Net income (loss) . . . .  $  2,538       (157)     7,074         52
                           ========   ========   ========   ========

DENOMINATOR:
Number of shares
 outstanding
 basic and diluted. . . .     1,793      1,792      1,793      1,792
                           ========   ========   ========   ========

Net income (loss)
 per share -
 basic and diluted. . . .  $   1.42       (.09)      3.95        .03
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

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $  6,314        430     30,308      1,502
  Agriculture . . . . . .       285        249      1,048      1,548
  Golf. . . . . . . . . .       925        996      2,816      2,996
  Corporate . . . . . . .       267        417        636      1,016
                           --------   --------   --------   --------
                           $  7,791      2,092     34,808      7,062
                           ========   ========   ========   ========

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2005       2004       2005       2004
                           --------   --------   --------   --------
Operating Profit (loss):
  Property. . . . . . . .  $  5,718       (531)    14,748     (1,056)
  Agriculture . . . . . .       (45)        93        542        716
  Golf. . . . . . . . . .        47        116        307        468
                           --------   --------   --------   --------

Operating income (loss) .     5,720       (322)    15,597        128

Corporate . . . . . . . .    (1,582)       267     (3,755)       457
Interest expense. . . . .     --          (201)      (168)      (499)
                           --------   --------   --------   --------
Income (loss) from
  continuing operations
  before income taxes . .  $  4,138       (256)    11,674         86
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

     Unless wound up by the Company, the Debtors shall continue to exist after the Plan Effective Date as separate legal entities. Except as otherwise provided in the Order or the Plan, the Debtors have been discharged from all claims and liabilities existing through the Plan Effective Date. As such, all persons and entities who had receivables, claims or contracts with the Debtors that first arose prior to the Petition Date and have not previously filed timely claims under the Plan or have not previously reserved their right to do so in the Reorganization Case are precluded from asserting any claims against the Debtors or their assets for any acts, omissions, liabilities, transactions or activities that occurred before the Plan Effective Date. On August 31, 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed.

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

     As of September 30, 2005, the Company had cash and cash equivalents of approximately $61 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and other development costs, environmental remediation costs on the former Pioneer mill-site, the cost of renovations of the golf course (discussed below), potential tax liabilities resulting from the IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation. Oahu Sugar filed for relief under Chapter 7 of the United States Bankruptcy Code on April 19, 2005. Therefore, as of
April 19, 2005, the Company has reclassified approximately $29 thousand of cash held by Oahu Sugar as restricted cash.

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

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels. On January 20, 2005, the Company sold its mill sites and associated lands on the Island of Kauai for approximately $1.3 million (before closing costs and prorations). On June 21, 2005, the Company closed the sale of Lot 3 for a base price of $22.5 million (before closing costs and prorations). On September 12, 2005, the Company received $6 million pursuant to the purchase price adjustment agreement in connection with the sale of Lot 3.

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

     Property, net decreased primarily due to the sale of Lot 3 during the second quarter of 2005 partially offset by development costs incurred during the year.

     The increase in deferred income taxes and the increase in income tax expense for the three and nine months ended September 30, 2005 is a result of the increase in the Company's income from continuing operations.

     Mortgage payable decreased in the accompanying balance sheets due to the repayment of the Waikele Golf mortgage in full during the first quarter of 2005.

     The increase in sales and cost of sales for the nine months ended September 30, 2005 is primarily due to the sale of the mill sites and associated lands on the Island of Kauai during the first quarter of 2005 and the sale of Lot 3 during the second quarter of 2005. The increase in sales for the three months ended September 30, 2005 is due to the receipt of $6 million of proceeds from the sale of Lot 3 pursuant to the purchase price adjustment agreement.

     The reduction of post-retirement benefit obligation for the three and nine months ended September 30, 2004 was due to the effect of the expected termination of most of the post-retirement obligations at the end of 2004.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: November 11, 2005