Form 10-K
period 2005-12-31
KAANAPALI LAND LLC
filed 2006-03-30
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934

For the fiscal year
ended December 31, 2005                  Commission File Number #0-50273

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


Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).     Yes [   ]     No [ X ]

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

As of March 15, 2006, the registrant had 1,792,613 shares of common stock outstanding.

Documents incorporated by reference:  None

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 1A.     Risk Factors. . . . . . . . . . . . . . . . . .    9

Item 2.      Properties. . . . . . . . . . . . . . . . . . .   10

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   11

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   13


PART II

Item 5.      Market Price of and Dividends on the
             Registrant's Common Equity and
             Related Stockholder Matters . . . . . . . . . .   14

Item 6.      Financial Information . . . . . . . . . . . . .   15

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   16

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk . . . . . . . . . . . . . . .   21

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   22

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   46

Item 9A.     Controls and Procedures . . . . . . . . . . . .   46


PART III

ITEM 10.     Managers and Executive Officers
             of the Registrant . . . . . . . . . . . . . . .   47

Item 11.     Executive Compensation. . . . . . . . . . . . .   49

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   50

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   51

Item 14.     Principal Accountant Fees and Services. . . . .   51


PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   52


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   54

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

     The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). After the Plan Effective Date, Kaanapali Land continued to implement the restructuring transactions that were contemplated to be effected under the Plan. All material requirements and transactions that the Company implemented under the Plan are described herein. On August 21, 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed. References in this Form 10-K to Kaanapali Land or the Company for dates on or after the Plan Effective Date are to the entity surviving the Reorganization Case and for dates before the Plan Effective Date are to predecessor entities, unless otherwise specified.

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

     All claims against the Debtors were deemed discharged as of the Plan Effective Date, provided that creditors with allowed claims became entitled to receive distributions under the Plan as of that date and provided that the Plan does not impair any claims of taxing authorities. The time for filing proofs of claim relating to all classes of claims has expired prior to the Plan Effective Date, including the period for those whose executory contracts were rejected by the Debtors. Therefore, all claims that could be asserted by the creditors against the Debtors relative to amounts due on pre-petition obligations as of the Plan Effective Date are known and has since been liquidated or otherwise disposed of. However, any claims of the Internal Revenue Service ("IRS") relative to pre-petition transactions were left unimpaired by the Plan, as described below.

     The Limited Liability Company Agreement of Kaanapali Land (the "LLC Agreement") provides for two classes of membership interests, "Class A Shares" and "Class B Shares", which have substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares are represented by a "Class A Representative" who must approve certain transactions proposed by Kaanapali Land before they can be undertaken. The Class A Representative is further entitled to receive certain reports from the Company and meet with Company officials on a periodic basis. Reference is made to the LLC Agreement for a more detailed discussion of these provisions. Class B Shares are held by Pacific Trail Holdings, LLC ("Pacific Trail") and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Reference is made to
Item 10 below for a further explanation of the LLC Agreement and the rights and duties of the Class A Representative.

     As of December 31, 2005, Kaanapali Land has distributed in the aggregate, approximately $1.8 million in cash and approximately 161,100 Class A Shares on account of the claims that have been made under the Plan and does not anticipate making any further distributions under the Plan.

     Kaanapali Land has issued all Class B Shares required to be issued under the Plan to Pacific Trail and those entities and individuals who are affiliated with Pacific Trail that are entitled to Class B Shares. As a consequence, Kaanapali Land has approximately 1,631,513 Class B Shares outstanding.

     Federal tax return examinations have been completed for all years through 2000. Refunds aggregating approximately $4.7 million are due for previous payments of taxes and interest. The statutes of limitations with respect to the Company's tax return for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall any such shortfall for which the Company could be liable could be material.

     KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations, except those relating to the Waikele Golf Course whose operations are conducted by another direct subsidiary of Kaanapali Land. KLC Land conducts all of its business through various subsidiaries. Those with remaining assets of significant net value include KLC Holdings Corp. ("KLC"), Pioneer Mill Company, LLC ("PMCo") and Kaanapali Development Corp. ("KDC").

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

     PROPERTY

     KAANAPALI 2020 PLANS. "Kaanapali 2020", the comprehensive plan for approximately 4,000 acres of land in the Kaanapali/Honokawai area on the west side of Maui, Hawaii is one of Kaanapali Land's principal entitlement focuses. The entitlement work is being done by KDC, which owns, either directly or through subsidiaries, substantially all of the land within the Kaanapali 2020 boundaries. Currently, the Company is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. Approximately 1,500 acres of this land is located toward the top of mountain ridges and in gulches and is classified as conservation land, which precludes other use. However, this land, and other land that will be designated as open space, is an important component of the overall project and assists in obtaining the entitlements for the land as a whole.

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

     For the last several years, KDC has been working with the West Maui community to involve the community in plans for the use of the Kaanapali 2020 lands. Committees, comprised of private sector individuals from the community as well as public employee participants, have been working with KDC to create a vision for the future of the Kaanapali lands. Variations of this strategy have been used in several communities, including the successful Weston, Florida planned community that has recently been substantially completed by an affiliate of Kaanapali Land. Management is optimistic that a plan can be implemented with the support of the community that meets Kaanapali Land's long-term financial objectives.

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

     PROJECT PLANNING AND DEVELOPMENT. The Company's real estate development approach, for land that it holds for development rather than investment, is designed to enhance the value of its properties in phases. In most instances, the process begins with the preparation of market and feasibility studies that consider potential uses for the property, as well as costs associated with those uses. The studies consider factors such as location, physical characteristics, demographic patterns, anticipated absorption rates, transportation, costs, both on site and offsite, and regulatory and environmental requirements.

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

     The entitlement process involves substantial amounts of time and expense. The applications generally require the submission of comprehensive plans that involve the use of consultants and other professionals. Parties affected can challenge the applications at the time of submission, which may substantially delay the process. Generally, once the applications are deemed acceptable, the various governing agencies involved in the entitlement process commence consideration of the requested entitlements. The applicable agencies often impose conditions, which may be costly, on any approvals of the entitlements. These conditions may include the requirement that the Company dedicate land for public use, fund infrastructure improvements, pay impact fees and provide affordable housing in the area. The Company may also be subject to conditions that the entitlement will be revoked if the project does not take place within a particular time period. If there is a significant change in the land plans, if the governmental requirements change, or if market conditions change subsequent to obtaining the county approvals, the Company may be required to apply for amendments to the existing entitlements. The amendment process can also be lengthy and costly, and it may result in additional conditions attaching to any approvals.

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

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. The Company has begun accepting reservations on certain of these lots which are expected to be converted to contracts during the second quarter of 2006. The Company expects to begin closing on the lot sales and commence the land improvements on the project during the second or third quarter of 2006. It is anticipated that the land improvements will be completed within an approximate one year period. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. The funds will be withdrawn from the collateral account by the Company upon completion of the subdivision improvements.

     OTHER PROPERTY. Apart from the golf course (discussed below) and the Kaanapali 2020 lands, the Company owns approximately 390 acres of remaining land. The site of the Pioneer Mill sugar mill that was closed in 1997 ("Pioneer Mill Site") located in Lahaina and owned by a subsidiary of the Company, is approximately 19.5 acres and is zoned for industrial use. Pioneer Mill has entered into a contract for the demolition of the sugar mill buildings on the Pioneer Mill site. It is anticipated that such demolition will cost approximately $3.2 million and that the work will be completed during 2006. Pioneer Mill also owns several parcels, known collectively as the "Wainee Lands", which are located in Lahaina south of the mill site. The Wainee Lands include approximately 235 acres and are classified and zoned for agricultural use. The Company believes that certain portions of the Wainee Lands might be available for a number of uses compatible with the close proximity of the Wainee Lands to the Lahaina Town-center, including both affordable and market housing and certain recreational and service uses, once the property is reclassified and rezoned. The Company is conducting various meetings with the West Maui community, public officials and consultants to determine a plan for a portion of their lands. A determination on the viability to proceed in the entitlement process will be made during 2006. However, the Company is currently considering several options for the Wainee Lands. During January 2005, the Company sold its mill sites and associated lands located on the Island of Kauai for approximately $1.3 million. On June 21, 2005, the Company closed the sale of Lot 3 for a base price of $22.5 million with an additional $6 million received during the third quarter of 2005 pursuant to a purchase price adjustment agreement on the land. The Company also owns less than 100 acres of miscellaneous land parcels located on the Islands of Kauai, Maui and Oahu. These miscellaneous parcels primarily include land associated with now-closed sugar growing and processing operations, remnant parcels abutting infrastructure improvements from previously sold lands, such as strips along roadways, and water-related assets. It is not expected that upon sale these miscellaneous parcels will yield any significant cash proceeds to the Company.

     AGRICULTURE

     HISTORIC OPERATIONS. A significant portion of the Company's revenues were formerly derived from agricultural operations primarily consisting of the cultivation, milling and sale of raw sugar. The last remaining sugar plantation of the Company, owned by a subsidiary of Kaanapali Land was shut down at the end of 2000. In September 2001, the Company also ceased its coffee operations, which were owned by a subsidiary of Kaanapali Land. The Company liquidated its remaining inventory of coffee beans and mill equipment. The Company leased, or granted limited licenses to operate on, to a third party, certain portions of the Kaanapali 2020 land on which the coffee trees are located for the purpose of continuing agricultural coffee operations on such land. The lessee purchased the Company's coffee mill equipment during the first quarter of 2004.

     SEED CORN AND SOYBEAN OPERATIONS. The Company's seed corn operations are located on former Maui sugar lands that are now part of the Kaanapali 2020 area. The Company earns modest income, under a contract with Monsanto Seed Company that generates approximately $1.2 million of annual gross revenue, to grow seed corn and soybeans according to Monsanto's specifications. In addition to generating such revenue, this operation is otherwise advantageous, because the cultivated land helps control dust and soil erosion and keeps the fields green, to the benefit of the local community. The Company may seek to expand this operation if it can find ready markets for their products and it is profitable to do so. There can be no assurance that any expansion will occur or that current operations will remain profitable.

     GOLF

     The Company owns the golf course land and improvements and is responsible for the management and operation of an 18-hole golf course known as the Waikele Golf Course on Oahu. The Company ceased operations at the golf course effective March 1, 2006 for approximately six months to allow for renovations of the golf course greens and facilities. The assets and operations of the Waikele Golf Course represent all of the golf segment for purposes of business segment information. The cost of the renovations and the shut-down of the course is not expected to have a material adverse effect on the overall financial condition of the Company.

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

     NORTH BEACH. At the Plan Effective Date and prior to the sale of Lots 2 and 4 in 2003, the Company owned three beachfront lots that total approximately 62 developable acres, commonly known as Lots 2, 3 and 4. All three lots are zoned for hotel development. In December 2000, the Company sold a fourth parcel, the 14-acre Kaanapali Ocean Resort ("KOR") site known as Lot 1, to SVO Pacific, Inc. ("SVO"), an affiliate of Starwood Hotels and Resorts, which is in the process of developing time-share units on the property. In addition, SVO received an option to purchase Lot 2, which contains approximately 11.5 acres. In January 2003, the option for Lot 2 was exercised and the sale closed on January 31, 2003, at which time a non-refundable payment was made for $2 million (before closing costs and prorations). The remainder of the purchase price was reflected by a note secured by a mortgage due and paid in March 2004 for approximately $14.4 million. On August 5, 2003, the Company closed the sale of Lot 4 (an approximately 40 acre site) for a purchase price of $33 million; of which $16 million was paid in cash (before closing costs and prorations) at closing and the balance was delivered in the form of a promissory note in the original principal amount of $17 million. The note was fully collected by the Company during December 2004. At closing, the Company also granted to the purchaser an option to purchase Lot 3. On June 21, 2005, the Company closed the sale of Lot 3 for a base price of $22.5 million, pursuant to the option. On September 12, 2005, the Company received $6 million pursuant to a purchase price adjustment agreement.

     PARCEL 22/23. Kaanapali Golf Estates ("KGE") is a residential community that is part of the Kaanapali Beach Resort in West Maui. KGE has been subdivided into several parcels that have been sold to residential developers. There was one remaining parcel available for sale in the residential community called "Parcel 22/23". Parcel 22/23 includes approximately 110 acres. In December 2003, the Company closed on its sale of Parcel 22/23 to a third party for a purchase price of $12.5 million. Approximately $11.5 million was received in cash at closing and the Company deposited approximately $1 million into an escrow account. In conjunction with the sale, the Company has agreed to pay a portion of the cost of certain roadway improvements and pay the costs of the design and construction of an underground sewer line and drainage construction as well as the cost of certain other improvements. Such escrowed funds are funding the Company's portion of the costs associated with the road improvements and the sewer and drainage costs. The Company is responsible for certain costs in excess of the escrowed funds associated with the road improvements and sewer and drainage costs and has accrued approximately $1 million in excess of the amount escrowed as an estimate of such costs. These improvement projects are proceeding and are expected to be completed during 2006.

     OTHER MAUI PROPERTY ASSETS

     The company has certain other property assets on Maui that are not considered part of Kaanapali 2020. The most significant of such assets is the Pioneer Mill Site.

     PIONEER MILL SITE. The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned for industrial development. This was the former site of Pioneer Mill's sugar and coffee mills on Maui. Pioneer Mill is currently evaluating strategic options relating to this site, but has in the interim entered into a contract for the demolition of the sugar mill buildings on the Pioneer Mill site. It is anticipated that such demolition will cost approximately $3.2 million and that the work will be completed during 2006. Pioneer Mill was engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the Hawaii Department of Health ("HDOH") and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. The United States Environmental Protection Agency, Region IX (hereinafter "EPA") has designated HDOH as the oversight agency for Pioneer Mill. Pioneer Mill has received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. It is possible that further clean up operations may become necessary in connection with the demolition of the former sugar mill buildings on the site.

     EMPLOYEES.

     At March 1, 2006, Kaanapali Land and its subsidiaries employed approximately 64 persons, more than half of whom are employed at the Waikele Golf Course. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

     Maui's real estate market has experienced improvement during 2004 and 2005 and the areas of primary and secondary residential homes, condominiums and time share units have been relatively strong. There can be no assurance that the ongoing recovery of Maui's real estate market can be sustained.

     There are several developers, operators, real estate companies and other owners of real estate that compete with the Company in its property business on Maui, many of which have greater resources. The number of competitive properties in a particular market could have a material adverse effect on the Company's success.

     The golf course operated by the Company competes with several other golf courses located in its proximity and with other entertainment and tourist activities. In order to improve the golf course's competitive position, the Company closed the golf course in order to implement certain improvements, with an expected re-opening during the fourth quarter of 2006, as discussed below. Competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it leases to third parties for the production of agricultural products.

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

     Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. Entitlements for a 58 lot agricultural subdivision were received during the first quarter of 2006. Approximately 1,500 acres of this land that is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project and is expected to be part of obtaining the entitlements for the remaining land.

     ENVIRONMENTAL MATTERS.

     The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to such substances including asbestos related liabilities. Those laws and regulations often impose liability without regard to fault. The Company is not aware of any environmental condition on any of its properties which is likely to have a material adverse effect on its consolidated financial position or results of operations; however, no assurance can be given that any such condition does not exist or may not arise in the future. Reference is made to
Item 3. Legal Proceedings for a description of certain legal proceedings related to environmental conditions.


ITEM 1A.  RISK FACTORS

     Kaanapali Land faces numerous risks, including those set forth below.

     Reference is made to Item 1. Business and Item 3. Legal Proceedings for an item specific detailed discussion of some of the risk factors facing Kaanapali Land, LLC.

     Risk factors include a number of factors that could negatively impact Kaanapali Land's property activities. Any of the risks may have a material adverse effect on the Company's success, consolidated financial position or results of operations.

MARKET CONDITIONS AND COMPETITION

     The Company operates in a highly competitive market and is subject to competition from several developers, operators, real estate companies and other owners of real estate that compete with the Company in its property business on Maui, many of which have greater resources. The number of competitive properties in a particular market could have a material adverse
effect on the Company's success.   In addition, adverse market conditions,
such as an economic downturn in the economy locally or nationally or internationally could thereby affect travel to Hawaii and result in a downturn in the tourism industry which could negatively impact the real estate industry in Hawaii.

GOVERNMENT REGULATIONS AND APPROVALS

     The current regulatory approval process for a project can take three to five years or more and involves substantial expense. A substantial portion of the Company's Kaanapali 2020 land will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition from numerous groups - including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. The substantial time and expense of obtaining entitlements and the uncertainty of success in obtaining the entitlements could have a material adverse effect on the Company's success.

ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

     The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to chemicals used in current and historical operations including asbestos related liabilities. Those laws and regulations often impose liability without regard to fault. No assurance can be given that any such condition does not exist or may not arise in the future.

     Federal tax return examinations have been completed for all years through 2000. The statutes of limitations with respect to the Company's tax return for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provision will be adequate.
To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

LAND DEVELOPMENT PROJECTS

     The Company's ability to complete its projects on time and on budget can be negatively affected by numerous variables including the inability to secure entitlements on the land to be developed, construction delays or cost overruns, weather related disasters such as hurricanes, tsunamis, and heavy prolonged rains, the inability of subcontractors to perform their contracts, and the inability to sustain sales.

GOLF COURSE OPERATIONS

     The Company's golf course competes with several other golf courses located in the proximity and with other entertainment and tourist activities. In addition, the golf course operations are subject to risks such as adverse weather conditions including heavy prolonged rains and hurricanes, employee related issues such as a labor shortage and disruptions, and an economic downturn in the economy which could effect travel to Hawaii and a downturn in the tourism industry.


ITEM 2.  PROPERTIES

     LAND HOLDINGS.

     The major real properties owned by the Company are described under
Item 1. Business.

ITEM 3.  LEGAL PROCEEDINGS

     Material legal proceedings of the Company are described below. Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor was a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. All other claims have been satisfied. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed. However, one such subsidiary, Oahu Sugar, filed a subsequent petition for liquidation under Chapter 7 of the bankruptcy code in April 2005, as described below.

     On or about February 23, 2001 Kekaha Sugar Co., Ltd., a company that was, prior to its dissolution, a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. responded to the letter. The United States Environmental Protection Agency has performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and results are pending. Kekaha Sugar Co., Ltd. was substantially without assets and was dissolved and thus will be unable to perform in the event of further pursuit of the matter by HDOH. On or about February 23, 2001, the Lihue Plantation Company, Limited, now known as LPC Corporation ("LPCo") received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern relative to LPCo's former operations including the herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. LPCo is substantially without assets, and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of LPCo.

     The purchaser of the Kekaha and Lihue Sugar Mill properties in January 2005 assumed any obligations for environmental matters concerning the property it purchased. However, there can be no assurance that such purchasers will have sufficient assets to satisfy a claim should any substantial liabilities result.

     Pioneer Mill was engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the HDOH and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. EPA has designated HDOH as the oversight agency for Pioneer Mill. Pioneer Mill received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. It is possible that further cleanup operations may become necessary in connection with the ongoing demolition of the former sugar mill buildings on the site.

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

     EPA sent two requests for information to Kaanapali Land regarding Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site. Kaanapali Land responded to the requests for information. It is not clear what EPA proposes to do with the information that has been provided. EPA has not designated Kaanapali Land as a potentially responsible party.

     Federal tax return examinations have been completed for all years through 2000. Refunds aggregating approximately $4.7 million are due for previous payments of taxes and interest. The statutes of limitations with respect to the Company's tax return for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall any such shortfall for which the Company could be liable could be material.

     On February 15, 2005, D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C has filed an answer and an amended cross-claim. The litigation is in its early stages and D/C believes that it has meritorious defenses and positions, and intends to vigorously defend. In February 2006, in order to simplify its administration and facilitate an additional capital contribution by Kaanapali Land, D/C merged into a newly-formed Illinois limited liability company named D/C Distribution, LLC.

     Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 77 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases as it is without assets to satisfy any material existing or future judgments, there can be no assurance that these cases (or any of them) if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

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

                                  PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of December 31, 2005 there were approximately 635 holders of record of the Company's 161,100 outstanding Class A Shares and approximately 15 holders of record of the Company's 1,631,513 outstanding Class B Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual K-1 reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends.

However, no dividends have been paid by the Company in 2005, 2004 or 2003 and the Company does not anticipate making any distributions for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                          KAANAPALI LAND, LLC (a)
     For the years ended December 31, 2005, 2004, 2003, 2002 and 2001
              (Dollars in Thousands Except Per Share Amounts)

                      2005       2004      2003       2002       2001
                    --------   --------  --------   --------   --------
Total revenues
 (c) . . . . . .    $ 37,251     13,916    63,783     11,112     81,894
                    ========   ========  ========   ========   ========
Net income
 (loss) (d). . .    $ 21,042      4,887    70,636    140,784    (17,082)
                    ========   ========  ========   ========   ========

Income (loss)
 from continuing
 operations per
 share, basic
 and diluted . .    $  11.74       2.73      5.86      (b)       (6,794)
                    ========   ========  ========   ========   ========

Net income
 (loss) per
 share, basic
 and diluted . .    $  11.74       2.73     39.44      (b)       (4,270)
                    ========   ========  ========   ========   ========

Total assets . .    $187,875    179,401   189,473    189,626    223,628
                    ========   ========  ========   ========   ========

Certificate of
 Land Apprecia-
 tion Notes. . .    $  --         --        --         --       139,413
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

     Unless wound up by the Company or merged, the Debtors continued to exist after the Plan Effective Date as separate legal entities. Except as otherwise provided in the Order or the Plan, the Debtors have been discharged from all claims and liabilities existing through the Plan Effective Date. As such, all persons and entities who had receivables, claims or contracts with the Debtors that first arose prior to the Petition Date and have not previously filed timely claims under the Plan or have not previously reserved their right to do so in the Reorganization Case are precluded from asserting any claims against the Debtors or their assets for any acts, omissions, liabilities, transactions or activities that occurred before the Plan Effective Date. On August 31, 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed.

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

     At December 31, 2005, the Company had cash and cash equivalents of approximately $52 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs including roadway construction, drainage and utilities, environmental remediation costs on existing and former properties, the cost of renovations of the golf course, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

     The Company ceased operations at the Waikele Golf Course effective March 1, 2006 for approximately six months to allow for renovations of the golf course greens and facilities. The cost of renovations and the shut-down of operations is not expected to have a material adverse effect on the overall financial condition of the Company.

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

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. The Company has begun accepting reservations on certain of these lots which are expected to be converted to contracts during the second quarter of 2006. The Company expects to begin closing on the lot sales and commence the land improvements on the project during the second or third quarter of 2006. It is anticipated that the land improvements will be completed within an approximate one year period. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. The funds will be withdrawn from the collateral account by the Company upon completion of the subdivision improvements. While construction contracts have not yet been entered into, it is expected that on-site and off-site construction commitments will exceed the aggregate of the two subdivision bonds.

     Although the Company does not currently believe that it has significant liquidity problems over the near term, should the Company be unable to satisfy its liquidity requirements from its existing resources, it will likely pursue alternate financing arrangements. However it cannot be determined at this time what, if any, financing alternatives may be available and at what cost.

RESULTS OF OPERATIONS

     Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

     2005 COMPARED TO 2004

     Cash and cash equivalents increased and property, net decreased in the accompanying balance sheets due to the sale of Lot 3 during 2005 offset by development costs incurred during the year and the deposit of cash into a collateral deposit account to secure two subdivision bonds.

     Receivables, net increased due to refunds due for previous payments of taxes and interest as a result of the recently concluded examination of the 2000 Federal tax return.

     Other assets increased primarily due to a cash deposit into an interest bearing collateral account to secure two subdivision bonds relating to the Kaanapali Coffee Farms project.

     The accumulated post-retirement benefit obligation decreased primarily due to the recognition of the effect of ending the retiree medical and life insurance coverage for all active employees.

     Other liabilities and selling, general and administrative expenses, decreased primarily due to the reduction of certain reserves related to contingencies which originated in prior years and were resolved in 2005.

     Mortgage note payable and interest decreased due to the repayment of the Waikele Golf Course mortgage in full during the first quarter of 2005.

     The increase in sales and cost of sales is primarily due to the sale of the mill sites and associated lands on the Island of Kauai and the sale of Lot 3 during 2005.

     The decrease in the reduction of post-retirement benefit obligations was due to the effect of the expected termination of most of the post-retirement obligations at the end of 2004.

     The decrease in income tax expense is a result of utilization of deferred tax assets that had previously been subject to a valuation allowance.

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

     At December 31, 2005, the Company's only known material contractual obligations is approximately $3.2 million for the demolition of the sugar mill buildings on the Pioneer Mill site.


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

     The Company's debt arrangement at December 31, 2004 was at a variable rate. Based upon the Company's indebtedness and interest rates at December 31, 2004, a 1% increase in market rates or a 1% decrease in market rates would have had no significant effect on future earnings and cash flows. The Company's debt was repaid during 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            KAANAPALI LAND, LLC

                                   INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended
  December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended
  December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Managing Member and Stockholders
Kaanapali Land, LLC


We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.






                                        /s/ Ernst & Young LLP




Chicago, Illinois
March 24, 2006

                            KAANAPALI LAND, LLC

                        Consolidated Balance Sheets

                        December 31, 2005 and 2004
                 (Dollars in Thousands, except share data)


                                A S S E T S
                                -----------
                                                       2005      2004
                                                     --------  --------

Cash and cash equivalents. . . . . . . . . . . . .   $ 51,677    45,744
Receivables, net . . . . . . . . . . . . . . . . .      4,735       445
Property, net. . . . . . . . . . . . . . . . . . .     92,322   104,036
Prepaid pension costs. . . . . . . . . . . . . . .     27,473    26,630
Other assets . . . . . . . . . . . . . . . . . . .     11,668     2,546
                                                     --------  --------
                                                     $187,875   179,401
                                                     ========  ========


                           L I A B I L I T I E S
                           ---------------------

Accounts payable and accrued expenses. . . . . . .   $  1,351     1,647
Deferred income taxes. . . . . . . . . . . . . . .     28,197    25,120
Accumulated post-retirement benefit obligation . .      2,716     3,267
Other liabilities. . . . . . . . . . . . . . . . .     36,551    44,171
Mortgage note payable. . . . . . . . . . . . . . .      --        7,178
                                                     --------  --------
        Total liabilities. . . . . . . . . . . . .     68,815    81,383

Commitments and contingencies


                   S T O C K H O L D E R S'  E Q U I T Y
                   -------------------------------------

Common stock, at 12/31/05 and 12/31/04 non par
  value shares authorized - 4,500,000; shares
  issued 1,792,613 . . . . . . . . . . . . . . . .      --        --
Additional paid-in capital . . . . . . . . . . . .      5,357     5,357
Accumulated earnings . . . . . . . . . . . . . . .    113,703    92,661
                                                     --------  --------

        Total stockholders' equity . . . . . . . .    119,060    98,018
                                                     --------  --------

                                                     $187,875   179,401
                                                     ========  ========















                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Operations

               Years ended December 31, 2005, 2004 and 2003
              (Dollars in Thousands Except Per Share Amounts)

                                            2005       2004      2003
                                          --------   --------  --------
Revenues:
  Sales. . . . . . . . . . . . . . . . .  $ 34,988     10,793    59,178
  Interest and other income. . . . . . .     2,263      3,123     4,605
                                          --------   --------  --------
                                            37,251     13,916    63,783
                                          --------   --------  --------
Cost and expenses:
  Cost of sales. . . . . . . . . . . . .    17,213      2,693    39,564
  Reduction of post-retirement
    benefit obligation . . . . . . . . .      (206)    (8,860)   (7,679)
  Selling, general and administrative. .    (5,083)     6,256     8,475
  Interest . . . . . . . . . . . . . . .       168        743     1,129
  Depreciation and amortization. . . . .     1,040      1,136     1,164
  Reduction to carrying value of
    investments. . . . . . . . . . . . .     --         1,310     --
                                          --------   --------  --------
                                            13,132      3,278    42,653
                                          --------   --------  --------
Operating income (loss). . . . . . . . .    24,119     10,638    21,130

  Equity in income (loss) from
    unconsolidated investments . . . . .     --         --         (402)
                                          --------   --------  --------
  Income (loss) from continuing
    operations before income taxes,
    and gain on disposition of
    unconsolidated investment. . . . . .    24,119     10,638    20,728
  Income tax (expense) benefit . . . . .    (3,077)    (5,751)  (10,226)
                                          --------   --------  --------
  Income (loss) from continuing
    operations . . . . . . . . . . . . .    21,042      4,887    10,502
  Gain on disposition of
    unconsolidated investment. . . . . .     --         --       60,134
                                          --------   --------  --------
        Net income (loss). . . . . . . .  $ 21,042      4,887    70,636
                                          ========   ========  ========
Earnings per share:
  Income (loss) from continuing
    operations, basic and diluted. . . .  $  11.74       2.73      5.86
                                          ========   ========  ========
  Net income (loss), basic and
    diluted. . . . . . . . . . . . . . .  $  11.74       2.73     39.44
                                          ========   ========  ========















               The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

         Consolidated Statements of Stockholders' Equity (Deficit)

               Years ended December 31, 2005, 2004 and 2003
                          (Dollars in Thousands)


                                                                Total
                                                 Accumu-        Stock-
                                  Additional     lated          holders'
                      Common       Paid-In       (Deficit)      Equity
                      Stock        Capital       Earnings      (Deficit)
                     --------     ---------      --------      --------

Balance at
  December 31,
  2002 . . . . . .   $    --          5,357        17,138        22,495

Net income . . . .        --          --           70,636        70,636
                     --------      --------      --------      --------
Balance at
  December 31,
  2003 . . . . . .        --          5,357        87,774        93,131

Net income . . . .        --          --            4,887         4,887
                     --------      --------      --------      --------
Balance at
  December 31,
  2004 . . . . . .        --          5,357        92,661        98,018

Net income . . . .        --          --           21,042        21,042
                     --------      --------      --------      --------
Balance at
  December 31,
  2005 . . . . . .   $    --          5,357       113,703       119,060
                     ========      ========      ========      ========






























                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Cash Flows

               Years ended December 31, 2005, 2004 and 2003
                          (Dollars in Thousands)


                                            2005       2004      2003
                                          --------   --------  --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . .  $ 21,042      4,887    70,636
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) continuing operations:
    Property sales, disposals and
      retirements, net . . . . . . . . .    13,825     (4,113)    8,337
    Gain on disposition of uncon-
      solidated investment . . . . . . .     --         --      (60,134)
    Depreciation and amortization. . . .     1,040      1,136     1,164
    Equity in loss (income) from
      unconsolidated investments . . . .     --         --          402
    Reduction to carrying value of
      investments. . . . . . . . . . . .     --           695     --
  Changes in operating assets and
   liabilities:
    Receivables, net . . . . . . . . . .    (4,290)       332     1,118
    Prepaid pension costs. . . . . . . .      (935)      (549)   (1,216)
    Accumulated post-retirement
      benefit obligation . . . . . . . .      (551)   (10,476)   (9,817)
    Collateral deposit . . . . . . . . .    (8,333)     --        --
    Accounts payable, accrued expenses
      and other. . . . . . . . . . . . .    (8,613)    (9,117)   (6,015)
    Deferred income taxes. . . . . . . .     3,077      5,751    10,226
                                          --------   --------  --------
Net cash provided by (used in)
  operating activities . . . . . . . . .    16,262    (11,454)   14,701
                                          --------   --------  --------

Cash flows from investing activities:
  Property additions . . . . . . . . . .    (3,151)    (2,053)   (1,190)
  Distributions from (contributions to)
    investments in unconsolidated
    entities, at equity, net . . . . . .     --         --         (254)
  Proceeds from notes receivable . . . .     --        31,366     --
                                          --------   --------  --------
Net cash provided by (used in)
  investing activities . . . . . . . . .    (3,151)    29,313    (1,444)
                                          --------   --------  --------

                            KAANAPALI LAND, LLC

               Years ended December 31, 2005, 2004 and 2003
                          (Dollars in Thousands)


                                            2005       2004      2003
                                          --------   --------  --------
Cash flows from financing activities:
  Net repayments of debt . . . . . . . .    (7,178)    (1,110)     (110)
                                          --------   --------  --------
        Cash used in
          financing activities . . . . .    (7,178)    (1,110)     (110)
                                          --------   --------  --------
        Net increase (decrease) in
          cash and cash equivalents. . .     5,933     16,749    13,147

        Cash and cash equivalents
          at beginning of year . . . . .    45,744     28,995    15,848
                                          --------   --------  --------
        Cash and cash equivalents
          at end of year . . . . . . . .  $ 51,677     45,744    28,995
                                          ========   ========  ========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest from
    continuing operations. . . . . . . .  $    168        743       643
                                          ========   ========  ========

  Cash received (paid) for
    income taxes . . . . . . . . . . . .  $  --        (4,100)    --
                                          ========   ========  ========

Non-cash investing and financing
 activities:
  Note receivable received in sale
    of Lot 2 . . . . . . . . . . . . . .  $  --         --       14,366
  Deferred gain. . . . . . . . . . . . .     --         --       (5,308)
                                          --------   --------  --------
                                             --         --        9,058
  Note receivable received in sale
    of Lot 4 . . . . . . . . . . . . . .     --         --       17,000
                                          --------   --------  --------
  Note receivable, net . . . . . . . . .  $  --         --       26,058
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

     The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). After the Plan Effective Date, Kaanapali Land continued to implement the restructuring transactions that were contemplated to be effected under the Plan, including, among other things, the resolution of all outstanding claims and distributions on all claims that were allowed under the Plan. On
August 31, 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed.

     In accordance with the Plan, a maximum of 1,863,000 shares of Kaanapali Land were issuable. At December 31, 2005, approximately 1,793,000 shares were issued and outstanding and Kaanapali Land believes that no further shares will be issued under the Plan.

     The accompanying consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessor (collectively, the "Company"), which include KLC Land and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     The Company's continuing operations are in three business segments - agriculture, property and golf. The Agriculture segment grows seed corn and soybeans under contract and leases land currently cultivated in coffee to a third party, while maintaining additional coffee acreage for possible future use. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The Property, Agriculture and Golf segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 9.

     STATEMENT OF CASH FLOWS

     The Company considers as cash equivalents all investments with maturities of three months or less when purchased.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on and off balance sheet financial instruments for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments on its balance sheet approximate fair value due to the relatively short maturity of these instruments. The Company believes the carrying value of its debt (see Note 3) approximates fair value.

     RECEIVABLES

     The allowance for doubtful receivables was $53 and $1,476 at December 31, 2005 and 2004, respectively.

     LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. The Company has begun accepting reservations on certain of these lots. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. The funds will be withdrawn from the collateral account by the Company upon completion of the subdivision improvements.

     Project costs associated with the development and construction of real estate projects are capitalized and classified as Property. Such capitalized costs are not in excess of the projects' estimated fair value as reviewed periodically or as considered necessary. In addition, interest, insurance and property tax are capitalized to qualifying assets during the period that such assets are undergoing activities necessary to prepare them for their intended use. No interest, insurance or property tax has been capitalized for the periods presented.

     RECOGNITION OF PROFIT FROM REAL PROPERTY SALES

     For real property sales, profit is recognized in full when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for full profit recognition, a portion of the profit is deferred until such requirements are met.

     PROPERTY

     Property is stated at cost. Depreciation is based on the straight-line method over the estimated economic lives of 15-40 years for the Company's depreciable land improvements, 3-18 years for machinery and equipment, or the lease term if less. At December 31, 2005, the Company held approximately $1,900 of non-depreciable land improvements and approximately $3,300 of depreciable land improvements, relating principally to the Waikele Golf Course, which are being depreciated over their estimated 15-year useful life. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     In 2004, the Company recognized an impairment loss of $1,310. The 2004 impairment loss was primarily to reduce the carrying value of certain land parcels and leasehold improvements. The land parcels were not considered to be part of future development plans as such land parcels are not part of the Company's Kaanapali 2020 development plan.

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

                                                   2005          2004
                                                 --------      --------

  Property, net:
    Land . . . . . . . . . . . . . . . . . .     $ 74,412        89,833
    Land improvements. . . . . . . . . . . .        1,886         4,658
    Buildings. . . . . . . . . . . . . . . .       18,490        19,766
    Machinery and equipment. . . . . . . . .        4,022        12,947
                                                 --------      --------
                                                   98,810       127,204
    Accumulated depreciation . . . . . . . .       (6,488)      (23,168)
                                                 --------      --------
    Property, net. . . . . . . . . . . . . .     $ 92,322       104,036
                                                 ========      ========

     Land held for sale of approximately $14,000, none of which had any current operations, was included in Property in the consolidated balance sheets at December 31, 2004 and was carried at the lower of cost or fair value less cost to sell. Such land was sold during 2005. No land is currently in use except for the land associated with the Waikele Golf Course (carrying value of approximately $8,000 at December 31, 2005), certain Kaanapali 2020 land that has been set aside for the Company's seed corn and soybean operations and certain acreage of coffee trees that have been leased to a third party plus additional coffee acreage being maintained to support the Company's land development program.

    The Company's principal property holdings are on the island of Maui (including approximately 4,000 acres known as Kaanapali 2020, of which approximately 1,500 acres is classified as conservation land which precludes development) and have a carrying value of approximately $65,000. In addition, the Company's property holdings on the island of Oahu have a carrying value of approximately $27,000. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

     The Company ceased operations at the golf course effective March 1, 2006 for approximately six months to allow for renovations of the golf course greens and facilities. The assets and operations of the Waikele Golf Course represent all of the golf segment for purposes of business segment information. The cost of the renovations and the shut-down of the course is not expected to have a material adverse effect on the overall financial condition of the Company.

     LAND SALES AND MORTGAGES RECEIVABLE

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

     The purchaser's performance of its obligations under the purchase price adjustment agreement was secured by a mortgage in favor of Lot 3 and covering the property, which was filed at closing. On September 12, 2005, the Company received $6,000 pursuant to the purchase price adjustment agreement and the mortgage was released.

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

     RECLASSIFICATIONS

     Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.


(2)  INVESTMENTS

      The Company owned approximately 16.67% of Amfac Property Investment Corp. ("APIC"), which owned and operated the Royal Kaanapali Golf Courses ("RKGC") prior to the consummation of the settlement agreement with its lender. The remaining approximately 83.33% of the shares of APIC are owned by AF Investors, LLC ("AF Investors") which is a subsidiary of Amfac Finance Limited Partnership ("AFLP").

     In December 2002, AFLP redeemed the interest held by Kaanapali Land (as successor to Northbrook) for approximately $60. Kaanapali Land remained obligated under certain circumstances to fund costs related to, among other things, golf course improvements required under the settlement agreement with the lender. A portion of these funding obligations was anticipated to be reimbursed by AFLP under the Funding Agreement entered into by Kaanapali Land, AFLP and certain other affiliated entities in October 2002. Subsequently, due to adverse developments in certain litigation, the expected source of funds to AFLP to make such repayments became impaired and it became doubtful that the Company would receive any meaningful portion of the amounts that were previously expected to be reimbursed under the Funding Agreement. The Company continued to record its investment in unconsolidated entities due to its funding obligations and because the Company was awaiting final consummation of the settlement agreement with the lender. The agreement was consummated on September 9, 2003, and as a consequence, the Company recorded a gain on disposition of its investment of approximately $60,134 for financial reporting purposes which represented the extent of the amount recorded as investment in unconsolidated entities.

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

     The Company leases various office spaces with average annual rental of approximately $150 per year. Leases expire at various times in 2006 and are not expected to be renewed beyond the end of 2006. Although the Company was a party to certain other leasing arrangements, none of them were material.


(5)  EMPLOYEE BENEFIT PLANS

     (a)  PENSION PLANS

     As of December 31, 2005, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Accordingly, there is no difference between the accumulated benefit obligation and the projected benefit obligation. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

     The following tables summarize the components of the funded status of the Company's defined benefit pension plan at December 31, 2005 and 2004, the net pension credit for 2005, 2004 and 2003, and major assumptions used to determine these amounts.

                                                       2005       2004
                                                      -------   -------

  Benefit obligation at beginning of year. . . . . .  $44,992    44,922
  Service cost . . . . . . . . . . . . . . . . . . .       28        62
  Interest cost. . . . . . . . . . . . . . . . . . .    2,573     2,695
  Actuarial loss . . . . . . . . . . . . . . . . . .    3,007     1,928
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,534)   (4,615)
                                                      -------   -------
  Benefit obligation at end of year. . . . . . . . .   46,066    44,992
                                                      -------   -------

  Fair value of plan assets at beginning of year . .   71,956    67,870
  Actual return on plan assets . . . . . . . . . . .    5,073     8,701
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,534)   (4,615)
                                                      -------   -------
  Fair value of plan assets at end of year . . . . .   72,495    71,956
                                                      -------   -------

  Funded status. . . . . . . . . . . . . . . . . . .   26,429    26,964
  Unrecognized net actuarial (gain) loss . . . . . .    1,035      (344)
  Unrecognized prior service cost. . . . . . . . . .        9        10
                                                      -------   -------
  Prepaid pension cost . . . . . . . . . . . . . . .  $27,473    26,630
                                                      =======   =======

     Unrecognized net gains or losses are amortized over a ten year period.

At December 31, 2005, approximately 49% of the plan's assets are invested in equity securities, 20% in fixed income funds and 31% in alternative strategies.

      The components of the net periodic pension benefit (credit) for the years ended December 31, 2005, 2004 and 2003 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

                                              2005      2004      2003
                                            -------   -------   -------

  Service cost . . . . . . . . . . . . . .  $    28        62        65
  Interest cost. . . . . . . . . . . . . .    2,573     2,695     2,939
  Expected return on plan assets . . . . .   (4,367)   (4,266)   (4,647)
  Recognized net actuarial (gain)
    loss . . . . . . . . . . . . . . . . .      922       867       154
  Amortization of prior service cost . . .        1         1         1
  Special termination benefit. . . . . . .    --        --        1,404
                                            -------   -------   -------

  Net periodic pension credit. . . . . . .  $  (843)     (641)      (84)
                                            =======   =======   =======

     The principal assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

  As of January 1,                            2005      2004      2003
  ----------------                          -------   -------   -------

  Discount rate. . . . . . . . . . . . . .     5.9%     6.25%      7.0%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.0%
                                            =======   =======   =======

  As of December 31,                          2005      2004      2003
  ------------------                        -------   -------   -------

  Discount rate. . . . . . . . . . . . . .     5.9%      5.9%     6.25%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%
                                            =======   =======   =======

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.0%
                                            =======   =======   =======

     The above long-term rates of return were selected based on historical asset returns and expectations of future returns.

     The measurement date is December 31, the last day of the corporate fiscal year. The accumulated benefit obligation at December 31, 2005 and 2004 equals approximately $46,000 and $45,000, respectively.

     A comparison of the market value of the Pension Plan's net assets with the present value of the benefit obligations indicates the Company's ability at a point in time to pay future benefits. The fair value of the Pension Plan's assets available for benefits will fluctuate and certain future obligations of the Pension Plan may be subject to bargaining unit agreements.

     There was no contribution required in 2005 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

     The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

     (b)  RETIREE HEALTH AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, a subsidiary of KLC Land currently provides certain healthcare and life insurance benefits to certain eligible retired employees. The postretirement life insurance plan is non-contributory.

     Other entities continued funding their post-retirement health care obligations until the end of 2004, which was a date on or after the date when its required cost maintenance period as defined under Internal Revenue Code Section 420 expired. Retiree medical benefits for these entities terminated at the end of 2004. Most post-retirement life insurance benefits were terminated effective at the end of 2003. Kaanapali Land has not assumed any obligation to fund the cost of these benefits on behalf of any of its affiliates.

     For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed through 2005. The healthcare cost trend rate assumption currently has a minimal effect on the amount of the obligation and periodic cost reported. An increase (decrease) in the assumed healthcare trend rate by 1% in 2005 would increase (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2005 by $1 and $(1), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $3 and $(3), respectively.

    Net periodic postretirement benefit credit for 2005, 2004 and 2003 includes the following components:

                                          2005        2004      2003
                                          Total       Total     Total
                                         -------     -------   -------

Service cost . . . . . . . . . . . .     $    19          12         1
Interest cost. . . . . . . . . . . .         167         284       550
Amortization of net gain . . . . . .         (53)     (8,208)   (7,777)
Recognized settlement gain . . . . .        (339)       (948)     (499)
                                         -------     -------   -------
Net periodic postretirement
  benefit credit . . . . . . . . . .     $  (206)     (8,860)   (7,725)
                                         =======     =======   =======

     The following table sets forth the plans' change in benefit obligation and benefit cost as of December 31, 2005 and 2004 as follows:

                                           December 31,   December 31,
                                               2005           2004
                                           ------------   ------------

Benefit obligation at beginning of year.        $ 3,003          5,343
Service cost . . . . . . . . . . . . . .             19             12
Interest cost. . . . . . . . . . . . . .            167            284
Actuarial losses (gain). . . . . . . . .            (32)           (72)
Employer contribution. . . . . . . . . .           (345)        (1,616)
Settlement . . . . . . . . . . . . . . .           (339)          (948)
                                                -------        -------
Benefit obligation at end of year. . . .          2,473          3,003
Unrecognized net actuarial gain. . . . .            243            264
                                                -------        -------
Accumulated postretirement benefit cost.        $ 2,716          3,267
                                                =======        =======

     The subsidiary's expected contributions for 2006 through 2010 are approximately $300 for each year of the five year period.

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

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.65% as of December 31, 2005 and 5.90% as of December 31, 2004.

     The calculation of the accumulated postretirement benefit cost or the net periodic postretirement benefit cost does not reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act").

     The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents. The deferred compensation liability represented in the Rabbi Trust and assets funding such deferred compensation liability are consolidated in the Company's balance sheet.


(6)  INCOME TAXES

     Income tax expense attributable to income from continuing operations for the years ended December 31, 2005, 2004 and 2003 consists of:

                                       Current     Deferred     Total
                                       --------    --------    --------
     Year ended December 31, 2005:
       U.S. federal. . . . . . . . .   $  --          2,762       2,762
       State . . . . . . . . . . . .      --            315         315
                                       --------    --------    --------
                                       $  --          3,077       3,077
                                       ========    ========    ========
     Year ended December 31, 2004:
       U.S. federal. . . . . . . . .   $  --          5,161       5,161
       State . . . . . . . . . . . .      --            590         590
                                       --------    --------    --------
                                       $  --          5,751       5,751
                                       ========    ========    ========
     Year ended December 31, 2003:
       U.S. federal. . . . . . . . .   $  --          9,177       9,177
       State . . . . . . . . . . . .      --          1,049       1,049
                                       --------    --------    --------
                                       $  --         10,226      10,226
                                       ========    ========    ========

     Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:
                                         2005        2004        2003
                                       --------    --------    --------
Computed "expected" tax provision. .   $  8,442       3,723       7,255
Increase (reduction) in income
 taxes resulting from:
  Increase (reduction) in
    valuation allowance. . . . . . .     (4,893)      2,365       3,756
  Other, net . . . . . . . . . . . .       (472)       (337)       (785)
                                       --------    --------    --------
      Total. . . . . . . . . . . . .   $  3,077       5,751      10,226
                                       ========    ========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2005 and 2004 are as follows:
                                                     2005        2004
                                                   --------    --------
    Deferred tax assets:
      Post retirement benefits . . . . . . . . .   $ (1,059)     (1,274)
      Reserves related primarily to losses
        on divestitures. . . . . . . . . . . . .     (6,433)     (8,491)
      Loss carryforwards . . . . . . . . . . . .     (1,322)     (6,216)
      Tax credit carryforwards . . . . . . . . .     (4,081)     (4,081)
      Other, net . . . . . . . . . . . . . . . .     (1,048)     (1,772)
                                                   --------    --------
        Total deferred tax assets. . . . . . . .    (13,943)    (21,834)
        Less - valuation allowance . . . . . . .      5,403      10,297
                                                   --------    --------
        Net deferred tax assets. . . . . . . . .     (8,540)    (11,537)
                                                   --------    --------
    Deferred tax liabilities:
      Property, plant and equipment,
        principally due to purchase
        accounting adjustments,
        net of impairment charges. . . . . . . .     25,339      25,667
      Prepaid pension and core retirement
        award costs. . . . . . . . . . . . . . .     11,398      10,990
                                                   --------    --------
          Total deferred tax liabilities . . . .     36,737      36,657
                                                   --------    --------
          Net deferred tax liability . . . . . .   $ 28,197      25,120
                                                   ========    ========

     The Company at December 31, 2005 has net operating loss carryforwards ("NOLs") of $32,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. Substantially all remaining federal NOLs are expected to be utilized in 2005 and the state NOLs began to expire in 2005.

     Federal tax return examinations have been completed for all years through 2000. Refunds aggregating approximately $4,700 are due for previous payments of taxes and interest. Such refunds and the reduction of certain related contingencies reduced selling, general and administrative in the consolidated statement of operations. The statutes of limitations with respect to the Company's tax return for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall any such shortfall for which the Company could be liable could be material.


(7)  TRANSACTIONS WITH AFFILIATES

     An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2005, 2004 and 2003 was approximately $13, $8 and $102, respectively, all of which was paid as of December 31, 2005.

     The Company pays a non-accountable reimbursement of $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2005.

     The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliate, Management Services, LLC, during 2005. The total costs for the years ended 2005, 2004 and 2003 were approximately $2,400, $1,800 and $1,800, respectively, of which approximately $494 was unpaid as of December 31, 2005.


(8)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Company is contingently liable under two subdivision bonds for approximately $23,300.

     Material legal proceedings of the Company are described below. Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor is a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. Those proceedings could continue since the Plan Effective Date had occurred so long as the plaintiffs therein filed timely claims under the Plan. However, any judgments rendered therein were subject to the distribution provisions of the Plan, which resulted in the entitlement of such claims to proceeds that were substantially less than the face amount of such judgments. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. All other claims have been satisfied. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed. However, one such subsidiary, Oahu Sugar, filed a subsequent petition for liquidation under Chapter 7 of the Bankruptcy Code in April 2005, as described below.

     On June 3, 2003, the Trustees under the Will and of the Estate of Bernice Paugahi Bishop, deceased, also known as Kamehameha Schools ("Trustees") filed a Complaint against Oahu MS and City Bank in Trustees Under the Will and the Estate of Bernice Paugahi Bishop, deceased, also known as Kamehameha Schools v. Amfac Property Development Corp., et al, in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 03-1-1154-05, seeking, among other things, cancellation of certain leases with APDC, collection of unpaid net rents on the leases, and appointment of a receiver to collect future subrents under the subleases. Concurrent therewith, Trustees filed a motion for appointment of receiver. Oahu MS filed its answer on June 24, 2003.

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

     On or about February 23, 2001 Kekaha Sugar Co., Ltd., a company that was, prior to its dissolution, a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. has responded to the letter. The United States Environmental Protection Agency has performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and results are pending. Kekaha Sugar Co., Ltd. was substantially without assets and was dissolved. On or about February 23, 2001, the Lihue Plantation Company, Limited, now known as LPC Corporation ("LPCo") received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern relative to LPCo's former operations including the herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. LPCo is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of LPCo.

      The purchaser of the Kehaha and Lihue Sugar Mill properties in January 2005 assumed any obligations for environmental matters concerning the property if purchased. However, there can be no assurance that such purchasers will have sufficient assets to satisfy a claim should any substantial liabilities result.

     Pioneer Mill was engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the HDOH and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. EPA has designated HDOH as the oversight agency for Pioneer Mill. Pioneer Mill received a report on the results of environmental testing conducted on the site by the United States Environmental Protection Agency and HDOH. However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. It is possible that further cleanup operations may become necessary in connection with the ongoing demolition of the former sugar mill buildings on the site.

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

     EPA sent two requests for information to Kaanapali Land regarding Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site. Kaanapali Land responded to the requests for information. It is not clear what EPA proposes to do with the information that has been provided. EPA has not designated Kaanapali Land as a potentially responsible party.

     Federal tax return examinations have been completed for all years through 2000. Refunds aggregating approximately $4,700 are due for previous payments of taxes and interest. The statutes of limitations with respect to the Company's tax return for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall any such shortfall for which the Company could be liable could be material.

     On February 15, 2005, D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred, unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C has filed an answer and cross-claim. The litigation is in its early stages and D/C believes that it has meritorious defenses and positions, and intends to vigorously defend. In February 2006, in order to simplify its administration and facilitate an additional capital contribution by Kaanapali Land, D/C merged into a newly-formed Illinois limited liability company named D/C Distribution, LLC.

     Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are approximately 77 cases against such subsidiary that are pending on the mainland and are alleged based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy its liabilities for these cases or future judgments, if any. There can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

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

                                         2005        2004        2003
                                       --------    --------    --------
Revenues:
  Property . . . . . . . . . . . . .   $ 31,180       8,139      56,184
  Agriculture  . . . . . . . . . . .      1,515       1,354       1,241
  Golf . . . . . . . . . . . . . . .      3,719       3,843       4,141
  Corporate. . . . . . . . . . . . .        837         580       2,217
                                       --------    --------    --------
                                       $ 37,251      13,916      63,783
                                       ========    ========    ========

Operating income (loss):
  Property . . . . . . . . . . . . .   $ 15,078       4,981      21,234
  Agriculture  . . . . . . . . . . .      1,192         973        (912)
  Golf . . . . . . . . . . . . . . .        334         381         580
                                       --------    --------    --------

Operating income (loss). . . . . . .     16,604       6,335      20,902

Corporate. . . . . . . . . . . . . .      7,683       5,046       1,357
Interest expense . . . . . . . . . .       (168)       (743)     (1,129)
Equity in income (loss) from
  unconsolidated investments . . . .      --          --           (402)
                                       --------    --------    --------
Income (loss) from continuing
  operations before income taxes
  and gain on disposition of
  unconsolidated investment. . . . .   $ 24,119      10,638      20,728
                                       ========    ========    ========

Identifiable Assets:
  Property . . . . . . . . . . . . .   $ 60,155      62,009      65,919
  Agriculture. . . . . . . . . . . .     51,633      51,137      48,091
  Golf . . . . . . . . . . . . . . .     27,147      27,362      29,084
                                       --------    --------    --------

                                        138,935     140,508     143,094

Corporate. . . . . . . . . . . . . .     48,940      38,893      46,379
                                       --------    --------    --------
                                       $187,875     179,401     189,473
                                       ========    ========    ========

     Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

                                         2005        2004        2003
                                       --------    --------    --------
Capital Expenditures:
  Property . . . . . . . . . . . . .   $  2,538       1,737         861
  Agriculture. . . . . . . . . . . .        224           2         197
  Golf . . . . . . . . . . . . . . .        389         314         132
  Corporate. . . . . . . . . . . . .      --          --          --
                                       --------    --------    --------
                                       $  3,151       2,053       1,190
                                       ========    ========    ========

Depreciation and Amortization:
  Property . . . . . . . . . . . . .   $     70          92          87
  Agriculture. . . . . . . . . . . .         75          91          60
  Golf . . . . . . . . . . . . . . .        515         535         609
  Corporate. . . . . . . . . . . . .        380         418         408
                                       --------    --------    --------
Total. . . . . . . . . . . . . . . .   $  1,040       1,136       1,164
                                       ========    ========    ========

(10) CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                 Year Ended    Year Ended    Year Ended
                                 December 31,  December 31,  December 31,
                                    2005          2004          2003
                                 ------------  ------------  ------------
                                          (Amounts in thousands
                                        except per share amounts)
NUMERATOR:
Operating income (loss). . . .    $   24,119        10,638        21,130
                                  ==========    ==========    ==========
Equity in income (loss) from
  unconsolidated investments .    $    --            --             (402)
                                  ==========    ==========    ==========
Income (loss) from continuing
  operations . . . . . . . . .    $   21,042         4,887        10,502

Gain on disposition of
  unconsolidated investment. .         --            --           60,134
                                  ----------    ----------    ----------
Net income (loss). . . . . . .    $   21,042         4,887        70,636
                                  ==========    ==========    ==========
DENOMINATOR:
Denominator for net income
  (loss) per share -
  basic and diluted. . . . . .    $    1,793         1,793         1,791
                                  ==========    ==========    ==========
Net income (loss) per
  share - basic and diluted. .    $    11.74          2.73         39.44
                                  ==========    ==========    ==========
Net income per share -
  basic and diluted:
Income (loss) from
  continuing operations. . . .    $    11.74          2.73          5.86
Gain on disposition of
  unconsolidated investment. .         --            --            33.58
                                  ----------    ----------    ----------
Net income per share basic
  and diluted. . . . . . . . .    $    11.74          2.73         39.44
                                  ==========    ==========    ==========

     Pursuant to the Plan, a maximum of 1,863,000 shares of the Company were issuable. As of December 31, 2005, the Company had issued and outstanding 1,631,513 Class B shares, non par value, and approximately 161,100 Class A shares, non par value stock. The Company does not expect to issue any additional shares under the Plan. The LLC Agreement provides for two classes of membership interests, Class A Shares and Class B Shares, which have substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares are represented by a "Class A Representative" who must approve certain transactions proposed by Kaanapali Land before they can be undertaken. Class B Shares are held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during the fiscal years 2005, 2004 and 2003.



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

                                 PART III


ITEM 10.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The sole manager of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may not be removed as manager except in those circumstances described in Item 11 below. As of March 15, 2006, the executive officers and certain other officers of the Company were as follows:

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

     Certain of these officers are also officers and/or directors of JMB Realty Corporation ("JMB") and numerous affiliated companies of JMB (hereinafter collectively referred to as "JMB affiliates"). JMB affiliates outside of the Company have not materially engaged in the agriculture business and have primarily purchased, or made mortgage loans securing, existing commercial, retail, office, industrial and multi-family residential rental buildings or have owned or operated hotels on various other hospitality businesses. However, certain partnerships sponsored by JMB and other affiliates of JMB were previously engaged in land development activities including planned communities, none of which are in Hawaii.

     There is no family relationship among any of the foregoing officers.

     The LLC Agreement also provides for the appointment of a "Class A Representative" to monitor the activities of Kaanapali Land on behalf of its Class A Shareholders. The Class A Representative who must be independent is entitled to receive certain information from Kaanapali Land and must approve certain actions that Kaanapali Land may take outside the course of business primarily related to debt that might be obtained from affiliated parties. The current Class A Representative is RSM McGladry, Inc. Reference is also made to Item 11 for more information.

     There are no arrangements or understandings between or among any of said officers and any other person pursuant to which any officer was selected as such.

     The following table sets forth certain business experience during the past five years of such officers of the Company.

     Gary Nickele (age 53) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

     Stephen Lovelette (age 49) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 15 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

     Gailen J. Hull (age 56) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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


                        SUMMARY COMPENSATION TABLE

                        Annual Compensation (1)(3)
                        ---------------------------
                                                               Other
                                                              Annual
                                                             Compensa-
                   Principal               Salary     Bonus    tion
Name (2)           Position (4)     Year     ($)       ($)      ($)
---------------    ------------    -----   -------   ------  ---------

Gary Nickele       President        2005   180,000  100,000     N/A
                   and Chief        2004   180,000  100,000     N/A
                   Executive        2003   180,000  100,000     N/A
                   Officer

Stephen A.
  Lovelette        Executive        2005   215,000  100,000     N/A
                   Vice President   2004   195,000  100,000     N/A
                                    2003   175,000   50,000     N/A

Gailen J. Hull     Senior Vice      2005   175,000   50,000     N/A
                   President and    2004   175,000   50,000     N/A
                   Chief Financial  2003   175,000   50,000     N/A
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

(2) As of March 15, 2006, there were 1,631,513 Class B Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Class A or Class B shares issued, outstanding and distributed. No officers of the Company own any Class A Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2005, 2004 and 2003 was approximately $13 thousand, $8 thousand and $102 thousand, respectively, all of which was paid as of December 31, 2005.

     The Company pays a non-accountable reimbursement of approximately $30 thousand per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2005.

     The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliate, Management Services, LLC, during 2005. The total costs for the years ended December 31, 2005, 2004 and 2003 was approximately $2.4 million, $1.8 million and $1.8 million, respectively, of which approximately $494 thousand was unpaid as of December 31, 2005.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2005, 2004 and 2003 were $167,600, $157,000 and
$154,300, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

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

      10.1 Honokohau Water License, dated December 22, 1980, between Maui Pineapple Company Ltd. and Pioneer Mill
            Company, Limited. (1)

      10.2 Water Licensing Agreement, dated September 22, 1980, by and between Maui Land & Pineapple Company, Inc. and
            Amfac, Inc. (1)

      10.3  Funding Agreement dated October 29, 2002 between
            Kaanapali Land and certain affiliates filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

      10.4 Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

      10.5 Property Purchase and Option Agreement by and between NB Lot 4, LLC, Maui Beach Resort Limited Partnership, and NB Lot 3, LLC dated August 4, 2003 filed as an exhibit to the Company's report on Form 8-K (File No. 0-50273) filed on August 22, 2003 is hereby incorporated by reference.

      10.6 Lot 3 Option Agreement by and between NB Lot 3, LLC and Maui Beach Resort Limited Partnership dated August 5, 2003 filed as an exhibit to the Company's report on Form 8-K (File No. 0-50273) filed on June 21, 2005 is hereby incorporated by reference.

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


                              KAANAPALI LAND, LLC

                              BY:   Pacific Trail Holdings, LLC
                                    (Sole Member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: March 27, 2006



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull,
                                    Senior Vice President
                                    Chief Accounting Officer
                                    and Chief Financial Officer
                              Date: March 27, 2006



                                    /s/ Gary Nickele
                                    ---------------------
                              By:   Gary Nickele,
                                    President and
                                    Chief Executive Officer
                              Date: March 27, 2006