Form 10-Q
period 2006-03-31
KAANAPALI LAND LLC
filed 2006-05-15
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


             For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes  [   ]   No [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accredited filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

     Large accelerated filer      [   ]      Accelerated filer [   ]
     Non-accelerated filer        [ X ]

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

As of April 30, 2006, the registrant had 1,792,613 shares of common stock outstanding.

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements. . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    13

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    16



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    16

Item 1A.   Risk Factors . . . . . . . . . . . . . . . . . . .    16

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    17


SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . .    18

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                 March 31, 2006 and December 31, 2005
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                           March 31,     December 31,
                                             2006           2005
                                           ---------     -----------

Cash and cash equivalents . . . . . . .     $ 49,094          51,677
Receivables, net. . . . . . . . . . . .        4,699           4,735
Property, net . . . . . . . . . . . . .       93,304          92,322
Prepaid pension costs . . . . . . . . .       27,846          27,473
Other assets. . . . . . . . . . . . . .       11,819          11,668
                                            --------        --------
                                            $186,762         187,875
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued
  expenses. . . . . . . . . . . . . . .     $  1,797           1,351
Deferred income taxes . . . . . . . . .       27,751          28,197
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . . .        2,734           2,716
Other liabilities . . . . . . . . . . .       36,117          36,551
                                            --------        --------
        Total liabilities . . . . . . .       68,399          68,815

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 3/30/06 and
  12/31/05 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613). . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,357           5,357
Accumulated earnings. . . . . . . . . .      113,006         113,703
                                            --------        --------
        Total stockholders' equity. .        118,363         119,060
                                            --------        --------
                                            $186,762         187,875
                                            ========        ========







              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

              Three Months Ended March 31, 2006 and 2005
                              (Unaudited)
             (Dollars in Thousands, except per share data)



                                                 2006         2005
                                               --------     --------
Revenues:
  Sales . . . . . . . . . . . . . . . . . .    $  1,254        2,511
  Interest and other income . . . . . . . .         884          421
                                               --------     --------
                                                  2,138        2,932
                                               --------     --------
Cost and expenses:
  Cost of sales . . . . . . . . . . . . . .         657          966
  Selling, general and administrative . . .       2,365        1,415
  Interest. . . . . . . . . . . . . . . . .       --             208
  Depreciation and amortization . . . . . .         259          263
                                               --------     --------
                                                  3,281        2,852
                                               --------     --------

  Operating income (loss) from
    continuing operations before
    income taxes. . . . . . . . . . . . . .      (1,143)          80

  Income tax benefit (expense). . . . . . .         446          (31)
                                               --------     --------

      Net income (loss) . . . . . . . . . .    $   (697)          49
                                               ========     ========

Earnings per share:
  Net income (loss) . . . . . . . . . . . .    $   (.39)         .03
                                               ========     ========



























         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

              Three Months Ended March 31, 2006 and 2005
                              (Unaudited)
                        (Dollars in Thousands)



                                                 2006        2005
                                               --------    --------

Net cash provided by (used in)
  operating activities. . . . . . . . . . .    $ (1,342)     (1,282)

Cash flows from investing activities:
  Property additions. . . . . . . . . . . .      (1,241)       (630)
                                               --------    --------
Net cash provided by (used in)
  investing activities. . . . . . . . . . .      (1,241)       (630)

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . . .       --         (7,178)
                                               --------    --------
  Cash used in financing activities . . . .       --         (7,178)
                                               --------    --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . . .      (2,583)     (9,090)
        Cash and cash equivalents at
          beginning of period . . . . . . .      51,677      45,744
                                               --------    --------
        Cash and cash equivalents at
          end of period . . . . . . . . . .      49,094      36,654
                                               ========    ========


Supplemental disclosure of cash
  flow information:
    Cash paid for interest. . . . . . . . .    $  --            168
                                               ========    ========

























              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

         Notes to Condensed Consolidated Financial Statements

                              (Unaudited)
                        (Dollars in Thousands)


     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2005. Capitalized terms used but not defined in this quarterly report have the same meanings as the Company's 2005 Annual Report on Form 10-K.


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

     The Company's continuing operations are in three business segments - Agriculture, Property and Golf. The Agriculture segment grows seed corn and soybeans under contract and leases land currently cultivated in coffee to a third party, while maintaining additional coffee acreage for possible future use. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The Company ceased operations at the Waikele Golf Course effective March 1, 2006 for approximately six months to allow for renovation of the golf course greens and facilities. The Property, Agriculture and Golf segments operate exclusively in the State of Hawaii.

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

     Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be achieved in future periods.


(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. The Company has begun accepting reservations on certain of these lots. In conjunction with the final approval, the Company was required to obtain two subdivision performance bonds in the amounts of approximately $18,600 and $4,700 and was required to secure the bonds with a cash deposit of $8,300 into an interest bearing collateral account. The funds will be withdrawn from the collateral account by the Company upon completion of the subdivision improvements.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of March 31, 2006 the note had an outstanding principal balance of $7,739. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.


(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit) for the three months ended March 31, 2006 and 2005 are as follows:

                                                 2006         2005
                                               --------     --------
Service cost. . . . . . . . . . . . . . . .    $      7           16
Interest cost . . . . . . . . . . . . . . .         622          634
Expected return on plan assets. . . . . . .      (1,175)      (1,060)
Recognized net actuarial gain . . . . . . .         130          235
                                               --------     --------
Net periodic pension credit . . . . . . . .    $   (416)        (175)
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

     Net periodic postretirement benefit credit for the three months ended March 31, 2006 and 2005 includes the following components:

                                                 2006         2005
                                               --------     --------

Service cost. . . . . . . . . . . . . . . .    $   --              6
Interest cost . . . . . . . . . . . . . . .        --             42
Amortization of net gain. . . . . . . . . .          33          (14)
Recognized settlement gain. . . . . . . . .         (15)       --
                                               --------     --------
Net periodic postretirement
  benefit cost (credit) . . . . . . . . . .    $     18           34
                                               ========     ========

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


(5)  INCOME TAXES

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

(6)  COMMITMENTS AND CONTINGENCIES

     Material legal proceedings of the Company are described below.
Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor is a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. Those proceedings could continue since the Plan Effective Date had occurred, so long as the plaintiffs therein filed timely under the Plan. However, any judgments rendered therein were subject to the distribution provisions of the Plan, which resulted in the entitlement of such claims to proceeds that were substantially less than the face amount of such judgments. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. All other claims have been satisfied. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed. However, one such subsidiary, Oahu Sugar, filed a subsequent petition for liquidation under Chapter 7 of the Bankruptcy Code in April 2005, as described below.

     On or about February 23, 2001 Kekaha Sugar Co., Ltd., a company that was, prior to its dissolution, a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. Kekaha Sugar Co., Ltd. was substantially without assets and was dissolved. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. has responded to the letter. The United States Environmental Protection Agency ("EPA") has performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and results are pending.

     On or about February 23, 2001, the Lihue Plantation Company, now known as LPC Corporation ("LPCo") received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern relative to LPCo's former operations including the herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. LPCo is substantially without assets and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of LPCo.

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

     As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments which indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar was in the process of responding to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

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

     The deadline for filing proofs of claim with the bankruptcy court passed in April 2006. Prior to the deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224,000, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, the EPA and the U.S. Navy filed a joint proof of claim that seeks to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $260, and additional anticipated response costs of between approximately $2,760 and $11,450. No specific justification of these costs, or what they are purported to represent, was included in the EPA/Navy proof of claim. Due to the insignificant amount of assets remaining in the debtor's estate, it is unclear whether the United States Trustee who has taken control of Oahu Sugar will take any action to contest the EPA/Navy claim, or how it will reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar.

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

     Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are in excess of 70 cases against such subsidiary that are pending on the mainland and are allegedly based on such subsidiary's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases or future judgments, if any. There can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to the subsidiary, will not have a material adverse effect on the financial condition of such subsidiary. Kaanapali Land does not believe that it has liability, directly or indirectly, for such subsidiary's obligations.

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

     At March 31, 2006, the Company's only known material contractual obligations is approximately $3,200 for the demolition of the sugar mill buildings on the Pioneer Mill site.


(7)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                                 2006         2005
                                               --------     --------
                                              (Amounts in thousands
                                            except per share amounts)

NUMERATOR:
Net income (loss) . . . . . . . . . . . . .    $   (697)          49
                                               ========     ========

DENOMINATOR:
Number of shares outstanding
 basic and diluted. . . . . . . . . . . . .       1,793        1,793
                                               ========     ========

Net income (loss) per share -
 basic and diluted. . . . . . . . . . . . .    $   (.39)         .03
                                               ========     ========


(8)  BUSINESS SEGMENT INFORMATION

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

                                                 2006         2005
                                               --------     --------
Revenues:
  Property. . . . . . . . . . . . . . . . .    $    556        1,308
  Agriculture . . . . . . . . . . . . . . .         559          406
  Golf. . . . . . . . . . . . . . . . . . .         688          939
  Corporate . . . . . . . . . . . . . . . .         335          279
                                               --------     --------
                                               $  2,138        2,932
                                               ========     ========
Operating Profit (loss):
  Property. . . . . . . . . . . . . . . . .    $   (112)         605
  Agriculture . . . . . . . . . . . . . . .          17          165
  Golf. . . . . . . . . . . . . . . . . . .        (116)         156
                                               --------     --------
Operating income (loss) . . . . . . . . . .        (211)         926

Corporate . . . . . . . . . . . . . . . . .        (932)        (678)
Interest expense. . . . . . . . . . . . . .       --            (178)
                                               --------     --------
Income (loss) from continuing
  operations before income taxes. . . . . .    $ (1,143)          80
                                               ========     ========

PART I.  FINANCIAL INFORMATION

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

General

     In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in international, national and Hawaiian economic conditions, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, and actual versus projected timing of events all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

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

     As of March 31, 2006, the Company had cash and cash equivalents of approximately $49 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs including roadway construction, drainage and utilities, environmental remediation costs on existing and former properties, the cost of renovations of the golf course (discussed below), potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of March 31, 2006 the note had an outstanding principal balance of $7,739. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. The Company has begun accepting reservations on certain of these lots which are expected to be converted to contracts during the second quarter of 2006. The Company expects to begin closing on the lot sales and commence the land improvements on the project during the second or third quarter of 2006. It is anticipated that the land improvements will be completed within an approximate one year period. In conjunction with the final approval, the Company was required to obtain two subdivision performance bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. The funds will be withdrawn from the collateral account by the Company upon completion of the subdivision improvements. While construction contracts have not yet been entered into, it is expected that on-site and off-site construction commitments will exceed the aggregate of the two subdivision bonds.

     During April 2006 the Company became aware of an unsolicited tender offer for shares made jointly by Sutter Capital Management, LLC and MacKenzie Patterson Fuller, LP to purchase up to 8,000 Class A Shares (approximately 4.9%) of the outstanding Class A Shares in the Company for $1 per share. Pacific Trails, the manager of the Company, determined that the offer was inadequate and not in the best interests of the shareholders.

Accordingly, Pacific Trails recommended that the shareholders not accept the offer and not tender their Class A Shares pursuant to such offer.

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

     The decrease in deferred income taxes and the income tax benefit for the three months ended March 31, 2006 is a result of the decrease in the Company's income from continuing operations.

     The decrease in sales and cost of sales for the three months ended March 31, 2006 is primarily due to the sale of the mill sites and associated lands on the Island of Kauai during the first quarter of 2005. The decrease is also due to the Waikele Golf Course closing on March 1, 2006 for renovations.

     The increase in selling, general and administrative expenses for the three months ended March 31, 2006 is primarily due to the reduction of an accrual for asbestos related liabilities during the first quarter of 2005, an increase in legal fees and other professional fees, and a payment made during the first quarter of 2006 for federal income tax.

     Interest expense decreased due to the repayment to the third party lender of the Waikele Golf mortgage in full during the first quarter of 2005.

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



PART II.  OTHER INFORMATION


     ITEM 1.     LEGAL PROCEEDINGS

     See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.


     ITEM 1A.    RISK FACTORS

     There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: May 12, 2006