Form 10-Q
period 2006-06-30
KAANAPALI LAND LLC
filed 2006-08-14
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


             For the Quarterly Period Ended June 30, 2006

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

As of July 31, 2006, the registrant had 1,792,613 shares of common stock outstanding.

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

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                  June 30, 2006 and December 31, 2005
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                            June 30,     December 31,
                                             2006           2005
                                           ---------     -----------

Cash and cash equivalents . . . . . . .     $ 43,958          51,677
Receivables, net. . . . . . . . . . . .        4,697           4,735
Property, net . . . . . . . . . . . . .       95,664          92,322
Prepaid pension costs . . . . . . . . .       28,221          27,473
Other assets. . . . . . . . . . . . . .       11,864          11,668
                                            --------        --------
                                            $184,404         187,875
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued
  expenses. . . . . . . . . . . . . . .     $  3,168           1,351
Deferred income taxes . . . . . . . . .       27,975          28,197
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . . .        2,752           2,716
Other liabilities . . . . . . . . . . .       36,129          36,551
                                            --------        --------
        Total liabilities . . . . . . .       70,024          68,815

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 6/30/06 and
  12/31/05 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613). . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,357           5,357
Accumulated earnings. . . . . . . . . .      109,023         113,703
                                            --------        --------
        Total stockholders' equity. .        114,380         119,060
                                            --------        --------
                                            $184,404         187,875
                                            ========        ========







              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

           Three and Six Months Ended June 30, 2006 and 2005
                              (Unaudited)
             (Dollars in Thousands, except per share data)




                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
Revenues:
  Sales . . . . . . . . .  $    521     23,801      1,775     26,312
  Interest and
    other income. . . . .       595        324      1,479        705
                           --------   --------   --------   --------
                              1,116     24,125      3,254     27,017
                           --------   --------   --------   --------

Cost and expenses:
  Cost of sales . . . . .       627     14,604      1,284     15,570
  Selling, general and
    administrative. . . .     2,986      1,800      5,351      3,215
  Interest. . . . . . . .     --         --         --           168
  Depreciation and
    amortization. . . . .       262        265        521        528
                           --------   --------   --------   --------
                              3,875     16,669      7,156     19,481
                           --------   --------   --------   --------

  Operating income (loss)
    from continuing
    operations before
    income taxes. . . . .    (2,759)     7,456     (3,902)     7,536

  Income tax expense. . .    (1,224)    (2,969)      (778)    (3,000)
                           --------   --------   --------   --------

      Net income (loss) .  $ (3,983)     4,487     (4,680)     4,536
                           ========   ========   ========   ========

Earnings per share:
  Net income (loss) . . .  $  (2.22)      2.50      (2.61)      2.53
                           ========   ========   ========   ========


















         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

                Six Months Ended June 30, 2006 and 2005
                              (Unaudited)
                        (Dollars in Thousands)



                                                 2006        2005
                                               --------    --------

Net cash provided by (used in)
  operating activities. . . . . . . . . . .    $ (3,856)     19,523

Cash flows from investing activities:
  Property additions. . . . . . . . . . . .      (3,863)     (1,206)

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . . .       --         (7,178)
                                               --------    --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . . .      (7,719)     11,139
        Cash and cash equivalents at
          beginning of period . . . . . . .      51,677      45,744
                                               --------    --------
        Cash and cash equivalents at
          end of period . . . . . . . . . .    $ 43,958      56,883
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

     The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). After the Plan Effective Date, Kaanapali Land continued to implement the restructuring transactions that were contemplated to be effected under the Plan, including, among other things, the resolution of all outstanding claims and distributions on all claims that were allowed under the Plan. On August 31, 2005, pursuant to a motion for entry of final decree, such bankruptcy cases were closed.

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

     PROPERTY

     The Company's principal land holdings are on the island of Maui. The Company has determined, based on its current projections for the development and/or disposition of its property holdings (which excludes the golf course), that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

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

     Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be achieved in future periods.


(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. In conjunction with the final approval, the Company was required to obtain two subdivision performance bonds in the amounts of approximately $18,600 and $4,700 and was required to secure the bonds with a cash deposit of $8,300 into an interest bearing collateral account, which is reported in Other Assets in the consolidated balance sheet. The funds will be withdrawn from the collateral account by the Company upon completion of the subdivision improvements. During July and early August 2006 the Company closed on the sale of three lots for aggregate net sales proceeds of $4,426.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of June 30, 2006 the note had an outstanding principal and accrued interest balance of $7,894. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.


(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 are as follows:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
Service cost. . . . . . .  $      7         16         14         32
Interest cost . . . . . .       622        634      1,244      1,268
Expected return on
  plan assets . . . . . .    (1,175)    (1,060)    (2,350)    (2,120)
Recognized net
  actuarial gain. . . . .       130        235        260        470
                           --------   --------   --------   --------
Net periodic
  pension credit. . . . .  $   (416)      (175)      (832)      (350)
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

     Net periodic postretirement benefit cost for the three and six months ended June 30, 2006 and 2005 includes the following components:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
Service cost. . . . . . .  $  --             5      --            10
Interest cost . . . . . .        33         42         66         84
Amortization of net gain.       (15)       (13)       (30)       (26)
                           --------   --------   --------   --------
Net periodic postretire-
  ment benefit cost
  (credit). . . . . . . .  $     18         34         36         68
                           ========   ========   ========   ========

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

(5)  INCOME TAXES

     As of June 30, 2006 Federal tax return examinations had been completed for all years through 2000. Refunds aggregating approximately $4,700 for such years are due for previous payments of taxes and interest and are reflected as a component of other assets in the consolidated balance sheet. In July 2006 the Federal tax return examinations were completed for 2001 and 2002. No liability for Federal taxes was determined for 2001 or 2002, however, in connection with the settlement, the Company agreed to adjust certain tax attributes on tax basis of assets or liabilities which had the following effects on the Company's consolidated balance sheet: (i) deferred tax assets, net of valuation allowance, were increased by approximately $700, (ii) deferred tax liabilities were increased by approximately $2,000 regarding property, plant and equipment, and (iii) there is an estimated liability of approximately $1,000 for 2005 due principally to the reduction of net operating loss carryforwards as a result of the settlement. These adjustments have been reflected in the consolidated financial statements as of June 30, 2006 and resulted in an increase of $2,300 to the provision for income tax for the quarter then ended. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall any such shortfall for which the Company could be liable could be material.


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

     On or about February 23, 2001 Kekaha Sugar Co., Ltd., a company that was, prior to its dissolution, a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. Kekaha Sugar Co., Ltd. was substantially without assets and was dissolved. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. has responded to the letter. The United States Environmental Protection Agency

("EPA") has performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and it is not known whether such test results, if any, will require any further response activities.

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

     Pioneer Mill engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the HDOH and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. EPA designated HDOH as the oversight agency for Pioneer Mill. Pioneer Mill received a report on the results of environmental testing conducted on the site by the EPA and HDOH.

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

     EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land has responded to two of the three requests for information but its response to the third request is not yet complete. It is not clear what EPA proposes to do with the information that has been provided. EPA has not designated Kaanapali Land as a potentially responsible party.

     As of June 30, 2006 Federal tax return examinations had been completed for all years through 2000. Refunds aggregating approximately $4,700 for such years are due for previous payments of taxes and interest and are reflected as a component of other assets in the consolidated balance sheet. In July 2006 the Federal tax return examinations were completed for 2001 and 2002. No liability for Federal taxes was determined for 2001 or 2002, however, in connection with the settlement, the Company agreed to adjust certain tax attributes on tax basis of assets or liabilities which had the following effects on the Company's consolidated balance sheet: (i) deferred tax assets, net of valuation allowance, were increased by approximately $700, (ii) deferred tax liabilities were increased by approximately $2,000 regarding property, plant and equipment, and (iii) there is an estimated liability of approximately $1,000 for 2005 due principally to the reduction of net operating loss carryforwards as a result of the settlement. These adjustments have been reflected in the consolidated financial statements as of June 30, 2006 and resulted in an increase of $2,300 to the provision for income tax for the quarter then ended. The statutes of limitations with respect to the Company's tax returns for 2001 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall any such shortfall for which the Company could be liable could be material.

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

     Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. There are in excess of 70 cases against D/C that are pending on the mainland and are allegedly based on D/C's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases or future judgments, if any. There can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to D/C, will not have a material adverse effect on the financial condition of D/C. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations.

     Other than as described above, the Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of such routine litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from any of this litigation will not materially adversely affect the Company's consolidated results of operations or its financial condition.

     At June 30, 2006, the Company's principal contractual obligation is approximately $1,100 for the demolition of the sugar mill buildings on the Pioneer Mill site.

     In July 2006 the Company entered into contractual obligations for up to approximately $29,000 for land improvements in conjunction with the Kaanapali Coffee Farms project.

(7)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)
NUMERATOR:
Net income (loss) . . . .  $ (3,983)     4,487     (4,680)     4,536
                           ========   ========   ========   ========
DENOMINATOR:
Number of shares
  outstanding
  basic and diluted . . .     1,793      1,793      1,793      1,793
                           ========   ========   ========   ========
Net income (loss)
  per share -
  basic and diluted . . .  $  (2.22)      2.50      (2.61)      2.53
                           ========   ========   ========   ========


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

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $    479     22,686      1,035     23,994
  Agriculture . . . . . .       466        357      1,025        763
  Golf. . . . . . . . . .        16        952        704      1,891
  Corporate . . . . . . .       155        130        490        369
                           --------   --------   --------   --------
                           $  1,116     24,125      3,254     27,017
                           ========   ========   ========   ========
Operating Profit (loss):
  Property. . . . . . . .  $   (169)     8,425       (281)     9,030
  Agriculture . . . . . .        (1)       422         16        587
  Golf. . . . . . . . . .      (722)       104       (838)       260
                           --------   --------   --------   --------
Operating income (loss) .      (892)     8,951     (1,103)     9,877

Corporate . . . . . . . .    (1,867)    (1,495)    (2,799)    (2,173)
Interest expense. . . . .     --         --         --          (168)
                           --------   --------   --------   --------
Income (loss) from
  continuing operations
  before income taxes . .  $ (2,759)     7,456     (3,902)     7,536
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

     Unless wound up by the Company or merged, the Debtors continued to exist after the Plan Effective Date as separate legal entities. Except as otherwise provided in the Order or the Plan, the Debtors have been discharged from all claims and liabilities existing through the Plan Effective Date. As such, all persons and entities who had receivables, claims or contracts with the Debtors that first arose prior to the Petition Date and have not previously filed timely claims under the Plan or have not previously reserved their right to do so in the Reorganization Case are precluded from asserting any claims against the Debtors or their assets for any acts, omissions, liabilities, transactions or activities that occurred before the Plan Effective Date. On August 31, 2005, pursuant to a motion for entry of final decree, such bankruptcy cases were closed.

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

     As of June 30, 2006, the Company had cash and cash equivalents of approximately $44 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs including roadway construction, drainage and utilities, environmental remediation costs on existing and former properties, the cost of renovations of the golf course (discussed below), potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

     The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. A significant portion of such anticipated expenses are currently subject to contractual commitments, however, significant additional costs may be incurred. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

     The Company ceased operations at the Waikele Golf Course effective March 1, 2006 for approximately six months to allow for renovations of the golf course greens and facilities. The cost of renovations and the shut-down of operations is not expected to have a material adverse effect on the overall financial condition of the Company.

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of June 30, 2006 the note had an outstanding principal and accrued interest balance of $7,894. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. The Company closed on the sale of three lots and commenced the land improvements on the project in July and early August of 2006. It is anticipated that the land improvements will be completed within an approximate one year period. In conjunction with the final approval, the Company was required to obtain two subdivision performance bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. The funds will be withdrawn from the collateral account by the Company upon completion of the subdivision improvements. In July 2006 the Company entered into contractual obligations for up to approximately $29,000 for land improvements in conjunction with the Kaanapali Coffee Farms project.

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

     The decrease in sales and cost of sales for the three and six months ended June 30, 2006 is primarily due to the sale of the mill sites and associated lands on the Island of Kauai during the first quarter of 2005 and the sale of Lot 3 during the second quarter of 2005. The decrease is also due to the Waikele Golf Course closing on March 1, 2006 for renovations.

     The increase in selling, general and administrative expenses for the three and six months ended June 30, 2006 is primarily due to an increase in the number of outstanding claims for personal injury actions based on exposure to asbestos during 2006 as compared to the same period in 2005, an increase in legal fees and other professional fees, and an increase in salary and salary related expenses.

     Interest expense decreased due to the repayment to the third party lender of the Waikele Golf mortgage in full during the first quarter of 2005.

     In addition to the tax effect on operations, income tax expense for the three and six months ended June 30, 2006 includes the effects on the Company's consolidated balance sheets of the completions of the 2001 and 2002 Federal tax return examinations.

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

                 The Company's report on Form 8-K (File No. 0-50273) filed on May 2, 2006 describing a tender offer was filed.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: August 11, 2006