Form 10-Q
period 2006-09-30
KAANAPALI LAND LLC
filed 2006-11-13
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


           For the Quarterly Period Ended September 30, 2006

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

As of October 31, 2006, the registrant had 1,792,613 shares of common stock outstanding.

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements. . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    15

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    18



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    18

Item 1A.   Risk Factors . . . . . . . . . . . . . . . . . . .    18

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    19


SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . .    20

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

               September 30, 2006 and December 31, 2005
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                        September 30,    December 31,
                                            2006            2005
                                        -------------    -----------

Cash and cash equivalents . . . . . . .     $ 42,912          51,677
Receivables, net. . . . . . . . . . . .        4,708           4,735
Property, net . . . . . . . . . . . . .       97,432          92,322
Prepaid pension costs . . . . . . . . .       28,595          27,473
Other assets. . . . . . . . . . . . . .       11,787          11,668
                                            --------        --------
                                            $185,434         187,875
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued
  expenses. . . . . . . . . . . . . . .     $  3,800           1,351
Deferred income taxes . . . . . . . . .       31,313          28,197
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . . .        2,770           2,716
Other liabilities . . . . . . . . . . .       36,133          36,551
                                            --------        --------
        Total liabilities . . . . . . .       74,016          68,815

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 9/30/06 and
  12/31/05 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613). . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,357           5,357
Accumulated earnings. . . . . . . . . .      106,061         113,703
                                            --------        --------
        Total stockholders' equity. .        111,418         119,060
                                            --------        --------
                                            $185,434         187,875
                                            ========        ========







              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

        Three and Nine Months Ended September 30, 2006 and 2005
                              (Unaudited)
             (Dollars in Thousands, except per share data)




                           THREE MONTHS ENDED     NINE MONTHS ENDED
                               SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
Revenues:
  Sales . . . . . . . . .  $  5,170      7,272      6,945     33,584
  Interest and
    other income. . . . .       832        519      2,311      1,224
                           --------   --------   --------   --------
                              6,002      7,791      9,256     34,808
                           --------   --------   --------   --------

Cost and expenses:
  Cost of sales . . . . .     3,500        973      4,784     16,543
  Selling, general and
    administrative. . . .     2,445      2,423      7,796      5,638
  Interest. . . . . . . .     --         --         --           168
  Depreciation and
    amortization. . . . .       267        257        788        785
                           --------   --------   --------   --------
                              6,212      3,653     13,368     23,134
                           --------   --------   --------   --------

  Operating income (loss)
    from continuing
    operations before
    income taxes. . . . .      (210)     4,138     (4,112)    11,674

  Income tax expense. . .    (2,752)    (1,600)    (3,530)    (4,600)
                           --------   --------   --------   --------

      Net income (loss) .  $ (2,962)     2,538     (7,642)     7,074
                           ========   ========   ========   ========

Earnings per share:
  Net income (loss) . . .  $  (1.65)      1.42      (4.26)      3.95
                           ========   ========   ========   ========


















         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

             Nine Months Ended September 30, 2006 and 2005
                              (Unaudited)
                        (Dollars in Thousands)



                                                 2006        2005
                                               --------    --------

Net cash provided by (used in)
  operating activities. . . . . . . . . . .    $   (202)     24,592

Cash flows from investing activities:
  Property additions. . . . . . . . . . . .      (8,563)     (1,990)

Cash flows from financing activities:
  Repayments of debt. . . . . . . . . . . .       --         (7,178)
                                               --------    --------

        Net increase (decrease) in cash
          and cash equivalents. . . . . . .      (8,765)     15,424
        Cash and cash equivalents at
          beginning of period . . . . . . .      51,677      45,744
                                               --------    --------
        Cash and cash equivalents at
          end of period . . . . . . . . . .    $ 42,912      61,168
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

     The Company's continuing operations are in three business segments - Agriculture, Property and Golf. The Agriculture segment grows seed corn and soybeans under contract and leases or provides harvesting rights to a third party on certain lands currently cultivated in or used for the processing of coffee, while maintaining additional coffee acreage for possible future use. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The Company ceased operations at the Waikele Golf Course effective March 1, 2006 for five months to allow for renovation of certain golf course greens and facilities. The golf course resumed operations on September 1, 2006. The Property, Agriculture and Golf segments operate exclusively in the State of Hawaii.

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

     Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be achieved in future periods.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this Interpretation on our results of operations and financial position.

     In September 2006, the FASB issued SFAS No. 158, Employers'
Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years that begin after December 15, 2006. We are currently evaluating the impact of this Standard on our results of operations and financial position.


(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. In conjunction with the final approval, the Company was required to obtain two subdivision performance bonds in the amounts of approximately $18,600 and $4,700 and was required to secure the bonds with a cash deposit of $8,300 into an interest bearing collateral account, which is reported in Other Assets in the consolidated balance sheet. The funds will be withdrawn from the collateral account by the Company based upon stage of completion of the subdivision improvements and the release of the bonds. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms for aggregate net sales proceeds of $4,426. It also entered into a joint venture agreement with a local builder for the design, construction and sale of residential improvements on another lot.

(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage note secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of September 30, 2006 the note had an outstanding principal and accrued interest balance of $9,143. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.


(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005 are as follows:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                               SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
Service cost. . . . . . .  $      7         16         21         48
Interest cost . . . . . .       622        634      1,866      1,902
Expected return on
  plan assets . . . . . .    (1,175)    (1,060)    (3,525)    (3,180)
Recognized net
  actuarial gain. . . . .       130        235        390        705
                           --------   --------   --------   --------
Net periodic
  pension credit. . . . .  $   (416)      (175)    (1,248)      (525)
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

     Net periodic postretirement benefit cost for the three and nine months ended September 30, 2006 and 2005 includes the following components:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                               SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
Service cost. . . . . . .  $  --             5      --            15
Interest cost . . . . . .        33         42         99        126
Amortization of net gain.       (15)       (13)       (45)       (39)
                           --------   --------   --------   --------
Net periodic postretire-
  ment benefit cost . . .  $     18         34         54        102
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


(5)  INCOME TAXES

     Federal tax return examinations have been completed for all years through 2002. Refunds aggregating approximately $4,700 for years through 2000 are due for previous payments of taxes and interest and are reflected as a component of receivables in the consolidated balance sheets. No liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years reached in 2006, the Company agreed to adjust certain tax attributes, including the tax basis of assets.

The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $2,000. Unrelated to the tax settlement, valuation reserves have been established for approximately $2,200 in the third quarter of 2006 for net operating loss carryforwards due to the uncertainty of realization. Income tax expense was also recorded for the quarter ended September 30, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300. The statutes of limitations with respect to the Company's tax returns for 2003 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall any such shortfall for which the Company could be liable could be material.


(6)  COMMITMENTS AND CONTINGENCIES

     Material legal proceedings of the Company are described below.
Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor is a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. Those proceedings could resume after the Plan Effective Date, so long as the plaintiffs therein filed timely under the Plan. However, any judgments rendered therein were subject to the distribution provisions of the Plan, which resulted in the entitlement of such claims to proceeds that were substantially less than the face amount of such judgments. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. All other claims have been satisfied. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed. However, one such subsidiary, Oahu Sugar, filed a subsequent petition for liquidation under Chapter 7 of the Bankruptcy Code in April 2005, as described below.

     On or about February 23, 2001 Kekaha Sugar Co., Ltd. ("KSCo"), a company that was, prior to its dissolution, a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. KSCo was substantially without assets and was dissolved. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation.

HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. KSCo has responded to the letter. The United States Environmental Protection Agency ("EPA") has performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and it is not known whether such test results, if any, will require any further response activities. However, as KSCo was substantially without assets and has dissolved, the ability of KSCo to perform any requested actions is doubtful.

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

However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. Further routine cleanup operations in connection with the demolition of the former sugar mill buildings on the site were conducted with respect to an underground storage tank discovered on the site. Such work has been completed as of the date of this report.

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

     EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land has responded to these requests for information. It is not clear what EPA proposes to do with the information that has been provided. EPA has not designated Kaanapali Land as a potentially responsible party.

     Federal tax return examinations have been completed for all years through 2002. Refunds aggregating approximately $4,700 for years through 2000 are due for previous payments of taxes and interest and are reflected as a component of receivables in the consolidated balance sheets. No liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years reached in 2006, the Company agreed to adjust certain tax attributes, including the tax basis of assets.

The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $2,000. Unrelated to the tax settlement, valuation reserves have been established for approximately $2,200 in the third quarter of 2006 for net operating loss carryforwards due to the uncertainty of realization. Income tax expense was also recorded for the quarter ended September 30, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300. The statutes of limitations with respect to the Company's tax returns for 2003 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall any such shortfall for which the Company could be liable could be material.

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

     Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are in excess of 60 cases against D/C that are pending on the mainland and are allegedly based on D/C's prior business operations. Each company believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases or future judgments, if any. There can be no assurances that these cases (or any of them), if adjudicated in a manner adverse to D/C, will not have a material adverse effect on the financial condition of D/C. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in this regard.

     On August 30, 2006, a third party complaint was filed against, KLC Land Company, LLC, Amfac/JMB Hawaii, LLC, and Amfac/JMB Hawaii, Inc., and Amfac Distribution Corporation in an action entitled The Queen Emma Foundation v. Lenox Resources, Inc. and Alan Hornstein, Civil No. CV05-00546 HG KSC. In the third party action, third party plaintiff seeks to recover a share of clean up costs for contamination allegedly discharged by one or more of the third party defendants at a former commercial site. Third party plaintiff seeks, among other things, an unspecified amount of money, attorneys' fees and costs. Third party defendants have been advised of a settlement in principle that has been reached without any monetary contribution by the subject third party defendants. There are no assurances that the settlement will in fact be consummated. In the event it is not, third party defendants will defend themselves, vigorously.

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

     At September 30, 2006, the Company's principal contractual obligations are approximately $750 for the completion of the demolition of the sugar mill buildings on the Pioneer Mill site and approximately $28,750 for the completion of land improvements in conjunction with the Kaanapali Coffee Farms project.

     The Company has received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections, etc. The Company is currently soliciting bids for such work and working on the required plans.

     On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers has inspected each reservoir and identified certain minor damage to each reservoir. In addition, Company personnel are as time permits inspecting various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material issues. While the damage to the smaller reservoir cited by the recent DLNR inspection will not require any immediate action, it is unclear at this time whether the DLNR will require any work on the larger reservoir even though the damage is located in a portion of the reservoir that is presently unused. There can be no assurance that the expense of doing such required work will not be material.

(7)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                               SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)
NUMERATOR:
Net income (loss) . . . .  $ (2,962)     2,538     (7,642)     7,074
                           ========   ========   ========   ========
DENOMINATOR:
Number of shares
  outstanding
  basic and diluted . . .     1,793      1,793      1,793      1,793
                           ========   ========   ========   ========
Net income (loss)
  per share -
  basic and diluted . . .  $  (1.65)      1.42      (4.26)      3.95
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

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                               SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2006       2005       2006       2005
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $  5,136      6,314      6,171     30,308
  Agriculture . . . . . .       363        285      1,388      1,048
  Golf. . . . . . . . . .       350        925      1,054      2,816
  Corporate . . . . . . .       153        267        643        636
                           --------   --------   --------   --------
                           $  6,002      7,791      9,256     34,808
                           ========   ========   ========   ========
Operating Profit (loss):
  Property. . . . . . . .  $  1,879      5,718      1,598     14,748
  Agriculture . . . . . .      (114)       (45)       (98)       542
  Golf. . . . . . . . . .      (604)        47     (1,442)       307
                           --------   --------   --------   --------
Operating income (loss) .     1,161      5,720         58     15,597

Corporate . . . . . . . .    (1,371)    (1,582)    (4,170)    (3,755)
Interest expense. . . . .     --         --         --          (168)
                           --------   --------   --------   --------
Income (loss) from
  continuing operations
  before income taxes . .  $   (210)     4,138     (4,112)    11,674
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

     In conjunction with the sale of the Kaanapali Coffee Farm lots during the third quarter of 2006, Kaanapali Land released the security on the sold lots in exchange for compensation of 15% of the sales price from the selling entity. Such selling entity is a wholly-owned subsidiary of Kaanapali Land.

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

     As of September 30, 2006, the Company had cash and cash equivalents of approximately $43 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs including roadway construction, drainage and utilities, environmental remediation costs on existing and former properties, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

     The Company ceased operations at the Waikele Golf Course effective March 1, 2006 for five months to allow for renovations of the golf course greens and facilities. The cost of renovations and the shut-down of operations did not have a material adverse effect on the overall financial condition of the Company. The golf course resumed operations on September 1, 2006.

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of September 30, 2006 the note had an outstanding principal and accrued interest balance of $9.1 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. The Company closed on the sale of three lots and commenced the land improvements on the project in July and early August of 2006. It is anticipated that the land improvements will be completed within an approximate one year period. In conjunction with the final approval, the Company was required to obtain two subdivision performance bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. The funds will be withdrawn from the collateral account by the Company based upon stage of completion of the subdivision improvements and release of the bonds. As of September 30, 2006 the Company has remaining contractual obligations for up to approximately $28.7 million for land improvements, including those in conjunction with the Kaanapali Coffee Farms project.

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

     The decrease in sales and cost of sales for the three and nine months ended September 30, 2006 is primarily due to the sale of the mill sites and associated lands on the Island of Kauai during the first quarter of 2005 and the sale of Lot 3 during the second quarter of 2005. The decrease is also due to the Waikele Golf Course closing on March 1, 2006 for renovations. The decrease in sales and increase in cost of sales for the three months ended September 30, 2006 is due to the receipt during the third quarter of 2005 of $6 million of proceeds from the sale of Lot 3 pursuant to the purchase price adjustment agreement and the sale of 3 Kaanapali Coffee Farms lots during the third quarter of 2006.

     The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2006 is primarily due to an increase in the number of outstanding claims for personal injury actions based on exposure to asbestos during 2006 as compared to the same period in 2005, an increase in legal fees and other professional fees, and an increase in salary and salary related expenses.

     Interest expense decreased due to the repayment to the third party lender of the Waikele Golf mortgage in full during the first quarter of 2005.

     In addition to the tax effect on operations, income tax expense for the three and nine months ended September 30, 2006 includes the effects on the Company's consolidated balance sheets of an increase in deferred tax liabilities of approximately $2,000 as a result of the completions of the 2001 and 2002 Federal tax return examinations. Unrelated to the tax settlement, valuation reserves have been established for approximately $2,200 in the third quarter of 2006 for net operating loss carryforwards due to the uncertainty of realization. Income tax expense was also recorded for the quarter ended September 30, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: November 13, 2006