Form 10-K
period 2006-12-31
KAANAPALI LAND LLC
filed 2007-03-30
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934

For the fiscal year
ended December 31, 2006                  Commission File Number #0-50273

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

       Large accelerated filer [  ]          Accelerated filer [   ]
                        Nonaccelerated filer [ X ]

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

As of March 1, 2007, the registrant had 1,792,613 shares of which 161,100.17 were Class A shares.

Documents incorporated by reference:  None

                             TABLE OF CONTENTS


                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 1A.     Risk Factors. . . . . . . . . . . . . . . . . .    3

Item 1B.     Unresolved Staff Comments . . . . . . . . . . .   14

Item 2.      Properties. . . . . . . . . . . . . . . . . . .   14

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   15

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   19

PART II

Item 5.      Market Price of and Dividends on the
             Registrant's Common Equity and
             Related Stockholder Matters . . . . . . . . . .   20

Item 6.      Financial Information . . . . . . . . . . . . .   20

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   21

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk . . . . . . . . . . . . . . .   25

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   26

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   52

Item 9A.     Controls and Procedures . . . . . . . . . . . .   52

Item 9B.     Other Information . . . . . . . . . . . . . . .   52

PART III

ITEM 10.     Managers and Executive Officers
             of the Registrant . . . . . . . . . . . . . . .   53

Item 11.     Executive Compensation. . . . . . . . . . . . .   55

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   56

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   57

Item 14.     Principal Accountant Fees and Services. . . . .   57

PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   58


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   60

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

      SUMMARY OF PLAN

      Material aspects of the history and business of the Company, the Plan, the procedures for consummating the Plan and the risks attendant thereto were set forth in a Second Amended Disclosure Statement With Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of Its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, dated June 11, 2002 (the "Disclosure Statement"). The Disclosure Statement and the Plan are each filed as Exhibits to Kaanapali Land's Form 10 filed on May 1, 2003 and incorporated herein by reference.

      All claims against the Debtors were deemed discharged as of the Plan Effective Date, provided that creditors with allowed claims became entitled to receive distributions under the Plan as of that date and provided that the Plan does not impair any claims of taxing authorities. The time for filing proofs of claim relating to all classes of claims expired prior to the Plan Effective Date, including the period for those whose executory contracts were rejected by the Debtors. Therefore, all claims that could be asserted by the creditors against the Debtors relative to amounts due on pre-petition obligations as of the Plan Effective Date are known and have since been liquidated or otherwise disposed of. However, any claims of the Internal Revenue Service ("IRS") relative to pre-petition transactions were left unimpaired by the Plan, as described below.

      The Limited Liability Company Agreement of Kaanapali Land (the "LLC Agreement") provides for two classes of membership interests, "Class A Shares" and "Class B Shares", which have substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares are represented by a "Class A Representative" who must approve certain transactions proposed by Kaanapali Land before they can be undertaken. The Class A Representative is further entitled to receive certain reports from the Company and meet with Company officials on a periodic basis. Reference is made to the LLC Agreement for a more detailed discussion of these provisions. Class B Shares are held by Pacific Trail and various entities and individuals that are affiliated or otherwise associated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Reference is made to Item 10 below for a further explanation of the LLC Agreement and the rights and duties of the Class A Representative.

      Kaanapali Land distributed in the aggregate, approximately $1.8 million in cash and approximately 161,100 Class A Shares on account of the claims that were made under the Plan and does not anticipate making any further distributions under the Plan.

      Kaanapali Land issued all Class B Shares required to be issued under the Plan to Pacific Trail and those entities and individuals that were entitled to Class B Shares. As a consequence, Kaanapali Land has approximately 1,631,513 Class B Shares outstanding.

      Federal tax return examinations have been completed for all years through 2002. Refunds aggregating approximately $4.7 million for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. Pursuant to a settlement agreed to with the IRS in 2006, no liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years, the Company agreed to adjust certain tax attributes, including the tax basis of assets.

The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1.9 million. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300 thousand. The statutes of limitations with respect to the Company's tax returns for 2003 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

      KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations, except those relating to the Waikele Golf Course whose operations are conducted by another direct subsidiary of Kaanapali Land. KLC Land conducts all of its business through various subsidiaries. Those with remaining assets of significant net value include KLC Holdings Corp. ("KLC"), Pioneer Mill Company, LLC ("PMCo"), Kaanapali Development Corp. ("KDC") and PM Land Company, LLC.

      PROPERTY

      PROJECT PLANNING AND DEVELOPMENT. The Company's real estate development approach, for land that it holds for development rather than investment, is designed to enhance the value of its properties in phases. In most instances, the process begins with the preparation of market and feasibility studies that consider potential uses for the property, as well as costs associated with those uses. The studies consider factors such as location, physical characteristics, demographic patterns, anticipated absorption rates, transportation, infrastructure costs, both on site and offsite, and regulatory and environmental requirements.

      For any property targeted for development, the Company will generally prepare a land plan that is consistent with the findings of the studies and then to commence the process of applying for the entitlements necessary to permit the use of the property in accordance with the land plan. The length and difficulty of obtaining the requisite entitlements by government agencies, as well as the cost of complying with any conditions attached to the entitlements, are significant factors in determining the viability of the Company's projects. Applications for entitlements may include, among other things, applications for state land use reclassification, county community plan amendments and changes in zoning.

      KAANAPALI 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located in the Kaanapali resort area. There are an additional approximately 235 acres in the Lahaina, Maui, area known as Wainee, a portion of which may be developable. In addition, the Company has recently completed the demolition and removal of the former Pioneer Mill sugar mill structures (except for certain minor storage facilities), thereby freeing up approximately 19 acres of land that is zoned for industrial use near the center of Lahaina, which may be used for retail and/or infrastructure development in the future. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of resort recreation, residential units and some commercial and recreational development sites, as well as affordable housing. While the oceanfront resort properties have been sold, most of the other Kaanapali 2020 lands continue to be owned by the Company. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan and the Wainee development, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. In Hawaii, the governmental entities have the right to impose limits or controls on growth in their communities through restrictive zoning, density reduction, impact fees and development requirements, which may affect materially utilization of the land and the costs associated with developing the land. In addition, a recent ordinance enacted by Maui County that requires, among other things, that up to fifty percent of new residential units qualify as affordable housing and therefore be sold at below market prices could adversely affect the profitability of future projects and render them unfeasible. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of the Maui lands. At this time, the only lands in Maui that have sufficient entitlements to commence development are those in Phase I of the Kaanapali Coffee Farms development, as described below.

      The current regulatory approval process for a development project can take three to five years or more and involves substantial expense. The applications generally require the submission of comprehensive plans that involve the use of consultants and other professionals. A substantial portion of the Company's Kaanapali 2020 land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. There is no assurance that all necessary approvals and permits will be obtained with respect to the current projects or future projects of the Company. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous groups including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Any such group with standing can challenge submitted applications, which may substantially delay the process. Generally, once the applications are deemed acceptable, the various governing agencies involved in the entitlement process commence consideration of the requested entitlements. The applicable agencies often impose conditions, which may be costly and time consuming, on any approvals of the entitlements. The substantial time and expense of obtaining entitlements and the uncertainty of success in obtaining the entitlements could have a material adverse effect on the Company's success.

      At the state level, all land in Hawaii is divided into four land use classifications: urban, rural, agricultural and conservation. The majority of the Kaanapali 2020 Development Plan land is currently classified as either agricultural or conservation.

      A relatively small portion (approximately 300 acres) of the Kaanapali 2020 Development Planning area owned by the Company, known as Puukolii Village, comprised of two parcels known as the Puukolii Triangle and Puukolii Mauka, received entitlements in 1993 under the terms of a superseded law that fast tracked entitlements for planned mixed use developments that contained the requisite percentage of affordable housing units. The requirements imposed on the Company relative to these entitlements proved uneconomic and thus the developments were not pursued. Recently, the Company has proposed revisions to the development agreement with the applicable state agencies and is beginning to plan for the development of the Puukolii Mauka area, which will, if ultimately developed, include certain affordable and market housing units, a small commercial area, a school, a park and associated improvements. However, no agreement has been reached with any agency to modify the terms of the development agreement and it is currently unclear whether an agreement will be reached, or on what terms.

      Despite the hurdles mentioned above, the Company believes that it will generally be able to develop that portion of its land for which it can obtain classification as an urban district from the State Land Use Commission. However, it is uncertain whether the Company will be able to obtain all necessary entitlements or, if so, how long it will take, and it cannot be predicted what the market will be for such land (or the associated development costs) at such time. Conservation land is land that has been considered by the state as necessary for preserving natural conditions and cannot be developed. Agricultural and rural districts are not permitted to have concentrated development. Pursuant to the Kaanapali 2020 Development Plan, the Company intends to apply to the State Land Use Commission for reclassification of a portion of the agricultural lands to urban, but does not intend to apply for reclassification of the conservation lands.

      Development of the Kaanapali 2020 lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to reclassification to urban, appropriate designation under the County of Maui general, community and/or development plans and the appropriate County zoning designation. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies.

      In connection with seeking approvals from regulatory authorities of the Kaanapali 2020 Development Plan, the Company may be required to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee/affordable housing units and to make other concessions, monetary or otherwise. The ability of the Company to perform its development activities may also be adversely affected by restrictions that may be imposed by government agencies and the surrounding communities because of inadequate public facilities, such as roads, water management areas and sewer facilities, and by local opposition to continued growth. However, as part of the Kaanapali 2020 Development Plan, the Company has included a large number of community members and local government officials in the development planning process and has earned significant community support for its preliminary Kaanapali 2020 and Wainee development plans. It also believes that it enjoys general local community support for its new Puukolii Mauka concept. The Company hopes that carrying on with this process will continue to generate substantial support from local government and the community for the Company's development plans.

      There can be no assurance that all necessary approvals will be obtained, that modifications to those plans will not require additional approvals, or that such additional approvals will be obtained, nor can there be any assurance as to the timing of such events.

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots of which are being offered to individual buyers. It is anticipated that the land improvements will be completed in 2007. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure those bonds with a cash deposit of $8.3 million into an interest bearing collateral account. Subsequently, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 in early 2007. The funds will be withdrawn from the collateral account by the Company based upon stage of completion of the subdivision improvements and the release of the bonds. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms for aggregate net sales proceeds of $4.4 million. It also entered into a joint venture agreement with a local builder for the design, construction and sale of residential improvements on another lot. In January 2007, the Company closed on the sale of one lot for net sales proceeds of approximately $1.3 million.

      OTHER MAUI PROPERTY. Apart from the golf course (discussed below) and the Kaanapali 2020 lands, the Company owns approximately 390 acres of remaining land.

      The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned for industrial development. This is the former site of Pioneer Mill's sugar mill on Maui and continues to be the site of the former Pioneer Mill coffee mill operation now operated by a third party under a land lease agreement with Pioneer. Pioneer Mill is currently evaluating strategic options relating to this site. During 2006 the Company entered into a contract for the demolition of the sugar mill buildings on the Pioneer Mill site. The work was completed during 2006 at a cost of approximately $2.8 million. Previously, Pioneer Mill had been engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the Hawaii Department of Health ("HDOH") as HDOH had been designated by the United States Environmental Protection Agency, Region IX (hereinafter "EPA") as the oversight agency for Pioneer Mill. However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. Further routine cleanup operations in connection with the demolition of the former sugar mill buildings on the site were conducted with respect to an underground storage tank discovered on the site. All such work has been completed.

      The Company also owns several parcels, known collectively as the "Wainee Lands", which are located in Lahaina south of the mill site. The Wainee Lands include approximately 235 acres and are classified and zoned for agricultural use and will need to obtain land use and zoning reclassification in order to proceed with any development. The Company is conducting various meetings with the West Maui community, public officials and consultants to determine a plan for a portion of their lands. While it is likely that this development, if pursued, will contain a significant affordable housing component as required by county ordinance, the Company believes that these lands may be available for a number of uses compatible with the close proximity of them to the center of Lahaina, including both affordable and market housing and certain recreational and service uses. Therefore, the Company is considering several options for this land. A determination on the viability to proceed in the entitlement process is expected to be made during 2007. In the meantime, the Company has been engaged in numerous legal actions to quiet title to its Wainee lands as a necessary predicate to such development. Such cases have generally been contested and, while the Company has been successful in the cases completed so far, one is currently on appeal and a small number of them have survived summary judgment motions by the Company, which may ultimately require trials at uncertain additional cost and time to completion. There can be no assurance that these actions will achieve an ultimate level of success that will permit the Wainee development to go forward on an economic basis.

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

      AGRICULTURE

      HISTORIC OPERATIONS. A significant portion of the Company's revenues were formerly derived from agricultural operations primarily consisting of the cultivation, milling and sale of raw sugar. The last remaining operating sugar plantation of the Company, owned by a subsidiary of Kaanapali Land was shut down at the end of 2000. In September 2001, the Company also ceased its coffee operations, which were owned by a subsidiary of Kaanapali Land. The Company liquidated its remaining inventory of coffee beans and mill equipment. The Company leased, or granted limited licenses to operate, to a third party, certain portions of the Kaanapali 2020 land on which the coffee trees are located for the purpose of continuing agricultural coffee operations on such land. The lessee purchased the Company's coffee mill equipment during the first quarter of 2004.

      SEED CORN AND SOYBEAN OPERATIONS. The Company's seed corn operations are located on former Maui sugar lands that are now part of the Kaanapali 2020 area. The Company earns modest income, under a contract with Monsanto Seed Company that generates approximately $1.2 million of annual gross revenue, to grow seed corn and soybeans according to Monsanto's specifications. In addition to generating such revenue, this operation is otherwise advantageous, because the cultivated land helps control dust and soil erosion and keeps the fields green, to the benefit of the local community. The Company may seek to expand this operation if it can find ready markets for their products and it is sufficiently profitable to do so. There can be no assurance that any expansion will occur or that current operations will remain profitable.

      GOLF

      The Company owns the golf course land and improvements and is responsible for the management and operation of an 18-hole golf course known as the Waikele Golf Course on Oahu. The Company ceased operations at the golf course effective March 1, 2006 for five months to allow for renovations of the golf course greens and facilities. The golf course resumed operations on September 1 2006. The assets and operations of the Waikele Golf Course represent all of the golf segment for purposes of business segment information. The cost of the renovations and the shut-down of the course did not have a material adverse effect on the overall financial condition of the Company.

      For a description of financial information by segment, please read
Note 8 to the attached consolidated financial statements, which information is incorporated herein by reference.

      SIGNIFICANT ASSET SALES

      There are strategic land sales that the Company has consummated or that may occur based on options held by third parties. These transactions were generally pursued in order to raise additional cash that would enhance the Company's ability to fund the Kaanapali 2020 developments including, but not limited to Kaanapali Coffee Farms, and other Company overhead costs. No further significant bulk land sales are currently contemplated by the Company.

      NORTH BEACH. At the Plan Effective Date and prior to the sale of Lots 2 and 4 in 2003, the Company owned three beachfront lots that total approximately 62 developable acres, commonly known as Lots 2, 3 and 4. All three lots are zoned for hotel development. In December 2000, the Company sold a fourth parcel, the 14-acre Kaanapali Ocean Resort ("KOR") site known as Lot 1, to SVO Pacific, Inc. ("SVO"), an affiliate of Starwood Hotels and Resorts, which is in the process of developing time-share units on the property. In addition, SVO received an option to purchase Lot 2, which contains approximately 11.5 acres. During 2003, the Company closed on the sales of Lots 2 and 4. At the closing of Lot 4, the Company granted to the purchaser an option to purchase Lot 3. On June 21, 2005, the Company closed the sale of Lot 3 for a base price of $22.5 million, pursuant to the option. On September 12, 2005, the Company received $6 million from the purchaser of Lot 4 in connection with its subsequent sale of Lot 3 to SVO, pursuant to a purchase price adjustment agreement negotiated by the parties in settlement of certain defaults claimed by the Company relative to the Lot 3 option agreement.

      EMPLOYEES.

      At March 1, 2007, Kaanapali Land and its subsidiaries had employed approximately 60 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

      Maui's residential real estate market has experienced a slow down during the latter part of 2005 and 2006 after it had experienced a recovery during 2003, 2004 and the first half of 2005. It is not clear how long the current slow down will last.

      There are several developers, operators, real estate companies and other owners of real estate that compete with the Company in its property business on Maui, many of which have greater resources. The number of competitive properties in a particular market could have a material adverse effect on the Company's success.

      The golf course operated by the Company competes with several other golf courses located in its proximity and with other entertainment and tourist activities. In order to improve the golf course's competitive position, the Company closed the golf course during 2006 in order to implement certain improvements. The golf course was closed for five months and resumed operations on September 1, 2006. Competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it leases to third parties for the production of agricultural products.

      GOVERNMENT REGULATIONS AND APPROVALS

      The current regulatory approval process for a project can take three to five years or more and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitle-ments are extremely difficult to obtain in Hawaii. There is often significant opposition from numerous groups - including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others.

      Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. Entitlements for a 58 lot agricultural subdivision were received during the first quarter of 2006. Approximately 1,500 acres of the Company's Maui land which is contiguous to Kaanapali 2020 land is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project and is expected to be part of obtaining the entitlements for the remaining land.

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


RISKS RELATED TO HAWAIIAN REAL ESTATE AND DEVELOPMENT MARKETS

      The Kaanapali 2020 Development Plan (including, without limitation) Kaanapali Coffee Farms and Puukolii Mauka) and the development of the Wainee land, as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or pace of sales of properties or changes in costs of construction or development; increased government mandates; adverse changes in Hawaiian economic conditions, such as increased costs of labor, marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; changes in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes, volcanic eruptions, floods, droughts, tsunamis and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

      The Company may, from time to time and to the extent economically advantageous, sell rezoned, undeveloped or partially developed parcels, such as portions of the Kaanapali 2020 Development Plan lands, the former Pioneer Mill site and/or the Wainee land. It intends to develop the balance of its lands for residential, resort, affordable housing, limited commercial and recreational purposes.

      Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which has resulted, beginning in the late 1990's, in a strong market for resort housing in the area. The September 11 attacks had a material adverse effect on tourism in the Kaanapali area immediately following the attacks, but the market rebounded during the period from 2002 into 2005 and the areas of primary and secondary residential homes, condominiums and time share units were relatively strong during this period. Markets have turned down significantly during the past fifteen months, which has negatively impacted the volume of transactions completed in West Maui. At present the Company does not expect that current market conditions will materially impact pricing for its properties, but will instead impact the number of lots sold in the near term. No assurance can be given, however, as to whether current market conditions will again improve, or when, or as to whether pricing for the Company's land assets will ultimately soften.

      The Company's real estate activities may be adversely affected by possible changes in the tax laws, including changes which may have an adverse effect on resort and residential real estate development. High rates of inflation adversely affect real estate development generally because of their impact on interest rates. High interest rates not only increase the cost of borrowed funds to developers, but also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. High rates of inflation may permit the Company to increase the prices that it charges in connection with land sales, subject to economic conditions in the real estate industry generally and local market factors. There can be no assurance that Hawaiian real estate values will rise, or that, if such values do rise, the Company's properties will benefit.


RISKS RELATING TO NATURAL EVENTS

      The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, wind and other natural perils can adversely impact agricultural production on the Company's lands. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult, and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006.The Company has obtained bids for portions of the required remedial work and expects to commence same during the second quarter of 2007.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Bureau of Reclamation has inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but the Company has so far found no material damage. While the damage to the smaller reservoir cited by the recent DLNR inspection will not require any immediate action, it is unclear at this time whether the DLNR will require any work on the larger reservoir even though the damage is located in a portion of the reservoir that is presently unused. There can be no assurance that the expense of doing such required work will not be material.

RISKS RELATED TO THE HAWAIIAN GOLF MARKET

      A subsidiary of Kaanapali Land owns the Waikele Golf Course on Oahu. The performance of golf courses in Hawaii depends heavily on the strength of the tourism industry in Hawaii. Thus, Kaanapali Land is subject to the risks generally associated with operating tourism-related businesses. These include adverse changes in national and international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars) and in national and international political situations that constrain travel, tourism and investment in Hawaii. The performance of golf courses in Hawaii is also affected by competition from comparable courses in the surrounding areas, which include a number of courses that have opened, reopened or been significantly upgraded in recent years. In addition, the Debtors are aware of an additional new golf course that is currently being constructed to the west of the Waikele Golf Course, as well as two other Oahu golf courses that are currently in the planning phase, which may or may not ultimately be built. There can be no assurance that additional courses will not be developed that will compete with the Waikele Golf Course.

      In addition to market risks, Waikele Golf Course operations are subject to operating risks such as adverse weather conditions, including heavy prolonged rains and hurricanes, employee-related issues such as labor shortages and disruptions (including, but not limited to disruptions of food and beverage service by the third-party restaurant operator who leases space in the clubhouse from the Company), blight or other diseases affecting grass or other vegetation and costs of merchandise, equipment and supplies.

      The Waikele Golf Course is not affiliated with an existing resort, but is located in a high-density residential area. The Waikele Golf Course has historically had a significant amount of Japanese tourist play as well as a high level of Hawaii resident play from the surrounding residential areas. During the 1980's and into the mid-1990's, Asian visitors comprised as much as half of the total rounds played at certain courses in Hawaii. With the downturn in the Japanese economy, there has been a significant drop in Asian visitors and this has had a material effect on Hawaiian golf course rounds. The mainland tourism market was very strong, particularly on the neighboring islands, prior to the terrorist attacks of September 11, but this had little direct impact on the Waikele Golf Course. Since September 11, the Asian visitor levels in Hawaii dropped precipitously and golf course rounds have dropped as much as fifty percent at some Hawaii golf courses. Asian tourist play is controlled by a relatively small number of tour operators who include golf as part of their tour packages. These operators are extremely price sensitive, which limits the ability of golf courses such as Waikele to increase greens fees. While Asian tourist visitation to Hawaii has rebounded somewhat in the past two years, it does not appear that this rebound has given a significant boost to the number of golf rounds being played on Oahu.

      Since the initial reduction in the Japanese visitor levels in the mid-1990's, many courses have attempted to offset some of the loss from the tourism market by attracting local Hawaiian resident play. The Waikele Golf Course has been successful at increasing the Hawaii resident rounds at the course; however, Hawaii residents receive a significant discount on fees at most courses, known as "Kamaiina rates", and Kamaiina rounds are therefore less profitable than other rounds.

      In order to reverse the downward trend in rounds played at Waikele Golf Course, particularly by visiting tourists from Asia and elsewhere, the Company embarked on a $1.2 million renovation project in 2006, which resulted in the golf course being closed for approximately five months in 2006. This renovation included the reconstruction of all greens and a number of tees, plus a modest renovation of the golf course clubhouse.

RISKS RELATING TO AGRICULTURE

      While agricultural revenues are relatively insignificant to the Company's financial success, competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it leases to third parties for the production of agricultural products. The Company currently earns a modest profit on its contract with Monsanto for the production of seed corn on a portion of its Kaanapali 2020 Development Plan land. Regulatory, political, economic and scientific issues, in addition to the normal risks attendant to the growing cycle for any crop, may all weigh in to make such contract uneconomic for Monsanto, with the result that ongoing revenues to the Company could be impaired in the future. Such is also the case with the Company's coffee crop, in particular because the Company incurs all the risks relating to the cost of growing and maintaining the trees and producing the crop (except for a minor portion of the coffee land that is leased to a third party who maintains the trees on such land), and a portion of the market risk attendant to the sale of the crop as well. That is because the harvesting and marketing of the crop has been contracted to a third-party grower, who will pay the Company (or the homeowners' association with respect to the coffee land within Kaanapali Coffee Farms Phase I) only a modest fixed amount for the privilege of taking the coffee beans, with a more substantial payment due based on a percentage of revenues obtained from the crop by such grower.

RISKS RELATING TO HAWAIIAN, U.S. AND WORLD ECONOMIES GENERALLY

      The Company's businesses will be subject to risks generally confronting the Hawaiian, U.S. and world economies. All of the Company's tangible property is located in Hawaii. As a result, the Company's revenues will be exposed to the risks of investment in Hawaii and to the economic conditions prevalent in the Hawaiian real estate market. While the Hawaiian real estate market is subject to economic cycles that impact tourism and investment (particularly in the United States, Japan and other Pacific Rim countries), it is also influenced by the level of economic development in Hawaii generally and by external and internal political forces.

      The attacks of September 11, 2001 on the World Trade Center and Pentagon had an adverse impact on the U.S., world and Hawaiian economies, which in turn reduced discretionary income available for travel or the purchase of retirement or vacation homes. These events also negatively impacted the desire of people to travel, particularly by air; the number of international visitors to the United States, particularly from Japan upon which Hawaii relies most-heavily, decreased as the United States became perceived to be a higher risk destination. In addition, a perception developed that because the United States was now at war, it no longer sought leisure travelers from abroad. Though these attitudes have abated somewhat in the years after the attacks and the Hawaiian economy has rebounded, there is no assurance that future events will not occur that would again dampen the inflow of money to Hawaii. Thus, it is clear that Hawaii is subject to higher risks than other portions of the Untied States due to its disproportionate reliance on air travel and tourism. The visitor industry is Hawaii's most important source of economic activity, accounting for more than a quarter of Gross State Product.

      Because of the foregoing considerations, it is clear that the risks associated with the large reliance by Hawaii on a visitor base from foreign countries will disproportionately impact the Company in future years, both positively and negatively, as market and visitation cycles play out.

ENVIRONMENTAL RISKS AND ENVIRONMENTAL REGULATION

      The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous toxic substances at, on, or under or in its property. The costs of such removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the actual release or presence of such hazardous or toxic substances. The presence of such substances may adversely affect the owner's ability to sell or rent such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for the release of asbestos containing material into the air, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injuries associated with such materials, and prescribe specific methods for the removal and disposal of such materials. The cost of legal counsel and consultants to investigate and defend against these claims is often high and can significantly impact the Company's operating results, even if no liability is ultimately shown. No assurance can be given that the Company will not incur liability in the future for known or unknown conditions and any significant claims may have a material adverse impact on the Company.


ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not Applicable.


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

      On or about February 23, 2001 Kekaha Sugar Co., Ltd. ("KSCo"), a company that was, prior to its dissolution, a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the former KSCo, Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. KSCo responded to the letter soon after it was received. The United States Environmental Protection Agency ("EPA") later performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and it is not known whether such test results, if any, will require any further response activities. However, as KSCo was substantially without assets and has dissolved, the ability of KSCo to perform any requested actions is doubtful.

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

      As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar was in the process of responding to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

      Therefore, as a result of the pursuit of further action by the HDOH and EPA as described above and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code, 11 U.S.C. Subsection 101-1330 on April 19, 2005, Case No. 05-15100. Such filing is not expected to have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing and it is not believed that any other affiliates have any responsibility for the debts of Oahu Sugar. Nevertheless, the Company continues to expend cash and management time on this issue and cannot guarantee that the Company will not ultimately be made responsible for all or a portion of such clean-up, due to the facts set forth below.

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

      EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, on the basis that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter has invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. Kaanapali is in the preliminary stages of evaluating the positions taken by the EPA. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land has nevertheless begun such settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating the site directly during a period when no lease was in force. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

      Federal tax return examinations have been completed for all years through 2002. Refunds aggregating approximately $4.7 million for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. Pursuant to a settlement agreed to with the IRS in 2006, no liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years, the Company agreed to adjust certain tax attributes, including the tax basis of assets.

The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1.9 million. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300 thousand. The statutes of limitations with respect to the Company's tax returns for 2003 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

      On February 15, 2005, D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party has been served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration:
of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C has filed an answer and an amended cross-claim. D/C believes that it has meritorious defenses and positions, and intends to vigorously defend. In February 2006, in order to simplify its administration and facilitate an additional capital contribution by Kaanapali Land, D/C merged into a newly-formed Illinois limited liability company named D/C Distribution, LLC.

      Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are in excess of 60 cases against D/C that are pending on the U.S. mainland (primarily in California) and are allegedly based on D/C's prior business operations. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases or future judgments, if any. There can be no assurances that these cases (or any of them) if adjudicated in a manner adverse to D/C, will not have a material adverse effect on the financial condition of D/C. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in the regard.

      On August 30, 2006, a third party complaint was filed against, KLC Land Company, LLC, Amfac/JMB Hawaii, LLC, and Amfac/JMB Hawaii, Inc., and Amfac Distribution Corporation in an action entitled The Queen Emma Foundation v. Lenox Resources, Inc. and Alan Hornstein, Civil No. CV05-00546 HG KSC. In the third party action, third party plaintiff seeks to recover a share of clean up costs for contamination allegedly discharged by one or more of the third party defendants at a former commercial site. Third party plaintiff seeks, among other things, an unspecified amount of money, attorneys' fees and costs. The matter has been resolved and dismissed without any monetary contribution by the subject third party defendants.

      The Company has received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. The Company has obtained bids for portions of the required remedial work and expects to commence same during the second quarter of 2007.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers has inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material damage. While the damage to the smaller reservoir cited by the recent DLNR inspection will not require any immediate action, it is unclear at this time whether the DLNR will require any work on the larger reservoir even though the damage is located in a portion of the reservoir that is presently unused. There can be no assurance that the expense of doing such required work will not be material.

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

                                  PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of December 31, 2006 there were approximately 696 holders of record of the Company's 161,100 outstanding Class A Shares and approximately 14 holders of record of the Company's 1,631,513 outstanding Class B Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual K-1 reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2006, 2005 and 2004 and the Company does not anticipate making any distributions for the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

                          KAANAPALI LAND, LLC (a)
     For the years ended December 31, 2006, 2005, 2004, 2003 and 2002
              (Dollars in Thousands Except Per Share Amounts)

                         2006      2005      2004      2003      2002
                       --------  --------  --------  --------  --------
Total revenues . . . . $ 11,547    37,251    13,916    63,783    11,112
                       ========  ========  ========  ========  ========
Net income (loss)
 (c) . . . . . . . . . $  1,612    21,042     4,887    70,636   140,784
                       ========  ========  ========  ========  ========

Income (loss) from
 continuing
 operations per
 share, basic
 and diluted . . . . . $    .90     11.74      2.73      5.86     (b)
                       ========  ========  ========  ========  ========

Net income (loss)
 per share, basic
 and diluted . . . . . $    .90     11.74      2.73     39.44     (b)
                       ========  ========  ========  ========  ========

Total assets . . . . . $185,344   187,875   179,401   189,473   189,626
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

      (c) In 2002, the Company recognized an extraordinary gain on reorganization of $136,618. In 2003, the Company recognized a gain on disposition of unconsolidated investment of $60,134.

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

      In addition to such Secured Promissory Note, certain Non-Debtor KLC Subsidiaries continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor

KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders of the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor Subsidiaries, however, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder or that in the aggregate will generate any material proceeds to the Company. Nevertheless, Kaanapali Land has submitted a claim in the Chapter 7 bankruptcy proceeding of Oahu Sugar in order that it may recover substantially all of the assets remaining in the bankruptcy estate, if any, that become available for creditors of Oahu Sugar. Any amounts so received would not be material to the Company. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

      Those persons and entities that were not affiliated with Northbrook and were holders of COLAs (Certificate of Land Appreciation Notes) on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, represent approximately 9.0% of the ownership of the Company.

      At December 31, 2006, the Company had cash and cash equivalents of approximately $39.6 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs including roadway construction, drainage and utilities, environmental remediation costs on existing and former properties, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

      The Company ceased operations at the Waikele Golf Course effective March 1, 2006 for five months to allow for renovations of the golf course greens and facilities. The cost of renovations and the shut-down of operations did not have a material adverse effect on the overall financial condition of the Company. The golf course resumed operations September 1, 2006.

      The Company's mortgage note payable as of December 31, 2004 was a loan secured by the Waikele Golf Course. The owner of the golf course repaid the mortgage in full on March 1, 2005, with proceeds obtained through a new mortgage loan granted by a subsidiary of Kaanapali Land in the original principal amount of approximately $7.2 million and is secured by the Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of December 31, 2006 the note had an outstanding principal and accrued interest balance of $9.3 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. It is anticipated that the land improvements will be completed in 2007. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure those bonds with a cash deposit of $8.3 million into an interest bearing collateral account. Subsequently, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 in early 2007. The funds will be withdrawn from the collateral account by the Company based upon stage of completion of the subdivision improvements and the release of the bonds. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms for aggregate net sales proceeds of $4.4 million. It also entered into a joint venture agreement with a local builder for the design, construction and sale of residential improvements on another lot. In January 2007, the Company closed on the sale of one lot for net sales proceeds of approximately $1.3 million.

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

      Although the Company does not currently believe that it has significant liquidity problems over the near term, should the Company be unable to satisfy its liquidity requirements from its existing resources and future property sales, it will likely pursue alternate financing arrangements. However it cannot be determined at this time what, if any, financing alternatives may be available and at what cost.

RESULTS OF OPERATIONS

      Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

      2006 COMPARED TO 2005

      Cash and cash equivalents decreased and property, net increased in the accompanying balance sheets due to the Kaanapali Coffee Farms development costs incurred during the year partially offset by the sales of three lots.

      Receivables, net decreased due to refunds received for previous payments of taxes and interest as a result of the recently concluded examination of the 2000 Federal tax return.

      Accounts payable and accrued expenses increased due to the accrual of development costs and retention holdback incurred for the Kaanapali Coffee Farms project.

      Other liabilities decreased primarily due to the net reduction of certain reserves of approximately $7.5 million related to contingencies which originated in prior years and were resolved in 2006, the offset of which is reflected in selling, general and administrative expenses. While certain reserve elements of other liabilities were adjusted in 2006 due to changing circumstances, the primary cause of the overall decrease in other liabilities was the completion of Federal tax return examinations for the years 1998 to 2002 which were settled by the Company at amounts which reduced significantly the need for reserves for potential income tax exposure.

      The decrease in sales and cost of sales is primarily due to the sale of the mill sites and associated lands on the Island of Kauai, the sale of Lot 3 and the purchase price adjustment on Lot 3 during 2005 offset by the sales of three lots during 2006.

      2005 COMPARED TO 2004

      Cash and cash equivalents increased and property, net decreased due to the sale of Lot 3 during 2005 offset by development costs incurred during the year and the deposit of cash into a collateral deposit account to secure two subdivision bonds.

      Receivables, net increased due to refunds due for previous payments of taxes and interest as a result of the recently concluded examination of the 2000 Federal tax return.

      Other assets increased primarily due to a cash deposit into an interest bearing collateral account to secure two subdivision bonds relating to the Kaanapali Coffee Farms project.

      The accumulated post-retirement benefit obligation decreased primarily due to the recognition of the effect of ending retiree medical and life insurance coverage as of December 31, 2005 for all remaining active employees.

      Other liabilities and selling, general and administrative expenses decreased primarily due to the reduction of certain reserves related to contingencies which originated in prior years and were resolved in 2005. The net reduction in reserves of approximately $8.6 million resulted in a credit to selling, general and administration expenses in 2005.

      Mortgage note payable and interest decreased due to the repayment of the Waikele Golf Course mortgage in full during the first quarter of 2005.

      The increase in sales and cost of sales is primarily due to the sale of the mill sites and associated lands on the Island of Kauai, and the sale of Lot 3 and the purchase price adjustment on Lot 3 during 2005.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating properties, financing activities, and investing activities with projected cash outflows to fund capital expenditures and other cash requirements. Prior to the filing of the Reorganization Case, the Company's primary risk exposure had been to interest rate risk. The Company does not enter into financial instruments for trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            KAANAPALI LAND, LLC

                                   INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended
  December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended
  December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Managing Member and Stockholders
Kaanapali Land, LLC


We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.






                                        /s/ Ernst & Young LLP




Chicago, Illinois
March 23, 2007

                            KAANAPALI LAND, LLC

                        Consolidated Balance Sheets

                        December 31, 2006 and 2005
                 (Dollars in Thousands, except share data)


                                A S S E T S
                                -----------
                                                       2006      2005
                                                     --------  --------

Cash and cash equivalents. . . . . . . . . . . . .   $ 39,624    51,677
Receivables, net . . . . . . . . . . . . . . . . .        148     4,735
Property, net. . . . . . . . . . . . . . . . . . .    105,189    92,322
Prepaid pension costs. . . . . . . . . . . . . . .     29,150    27,473
Other assets . . . . . . . . . . . . . . . . . . .     11,233    11,668
                                                     --------  --------
                                                     $185,344   187,875
                                                     ========  ========


                           L I A B I L I T I E S
                           ---------------------

Accounts payable and accrued expenses. . . . . . .   $  4,488     1,351
Deferred income taxes. . . . . . . . . . . . . . .     28,647    28,197
Accumulated post-retirement benefit obligation . .      2,452     2,716
Other liabilities. . . . . . . . . . . . . . . . .     29,085    36,551
                                                     --------  --------
        Total liabilities. . . . . . . . . . . . .     64,672    68,815

Commitments and contingencies


                   S T O C K H O L D E R S'  E Q U I T Y
                   -------------------------------------

Common stock, at 12/31/06 and 12/31/05
  Class A and Class B Shares authorized
  - 4,500,000; shares issued 1,792,613 . . . . . .      --        --
Additional paid-in capital . . . . . . . . . . . .      5,357     5,357
Accumulated earnings . . . . . . . . . . . . . . .    115,315   113,703
                                                     --------  --------

        Total stockholders' equity . . . . . . . .    120,672   119,060
                                                     --------  --------

                                                     $185,344   187,875
                                                     ========  ========
















                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Operations

               Years ended December 31, 2006, 2005 and 2004
              (Dollars in Thousands Except Per Share Amounts)

                                            2006       2005      2004
                                          --------   --------  --------
Revenues:
  Sales. . . . . . . . . . . . . . . . .  $  8,274     34,988    10,793
  Interest and other income. . . . . . .     3,273      2,263     3,123
                                          --------   --------  --------
                                            11,547     37,251    13,916
                                          --------   --------  --------
Cost and expenses:
  Cost of sales. . . . . . . . . . . . .     7,255     17,213     2,693
  Reduction of post-retirement
    benefit obligation . . . . . . . . .     --          (206)   (8,860)
  Selling, general and administrative. .       761     (5,083)    6,256
  Interest . . . . . . . . . . . . . . .     --           168       743
  Depreciation and amortization. . . . .     1,054      1,040     1,136
  Reduction to carrying value of
    investments. . . . . . . . . . . . .     --         --        1,310
                                          --------   --------  --------
                                             9,070     13,132     3,278
                                          --------   --------  --------
Operating income (loss). . . . . . . . .     2,477     24,119    10,638

  Income tax (expense) benefit . . . . .      (865)    (3,077)   (5,751)
                                          --------   --------  --------

        Net income (loss). . . . . . . .  $  1,612     21,042     4,887
                                          ========   ========  ========
Earnings per share:
  Net income (loss), basic and
    diluted. . . . . . . . . . . . . . .  $    .90      11.74      2.73
                                          ========   ========  ========





























               The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

              Consolidated Statements of Stockholders' Equity

               Years ended December 31, 2006, 2005 and 2004
                          (Dollars in Thousands)


                                                 Accumu-        Total
                                  Additional     lated          Stock-
                      Common       Paid-In       (Deficit)      holders'
                      Stock        Capital       Earnings       Equity
                     --------     ---------      --------      --------

Balance at
  December 31,
  2003 . . . . . .   $    --          5,357        87,774        93,131

Net income . . . .        --          --            4,887         4,887
                     --------      --------      --------      --------
Balance at
  December 31,
  2004 . . . . . .        --          5,357        92,661        98,018

Net income . . . .        --          --           21,042        21,042
                     --------      --------      --------      --------
Balance at
  December 31,
  2005 . . . . . .        --          5,357       113,703       119,060

Net income . . . .        --          --            1,612         1,612
                     --------      --------      --------      --------
Balance at
  December 31,
  2006 . . . . . .   $    --          5,357       115,315       120,672
                     ========      ========      ========      ========






























                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Cash Flows

               Years ended December 31, 2006, 2005 and 2004
                          (Dollars in Thousands)


                                            2006       2005      2004
                                          --------   --------  --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . .  $  1,612     21,042     4,887
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operations:
    Property sales, disposals and
      retirements, net . . . . . . . . .     2,666     13,825    (4,113)
    Depreciation and amortization. . . .     1,054      1,040     1,136
    Reduction to carrying value of
      investments. . . . . . . . . . . .     --         --          695
  Changes in operating assets and
   liabilities:
    Receivables, net . . . . . . . . . .     4,587     (4,290)      332
    Prepaid pension costs. . . . . . . .    (1,677)      (935)     (549)
    Accumulated post-retirement
      benefit obligation . . . . . . . .      (264)      (551)  (10,476)
    Collateral deposit . . . . . . . . .     --        (8,333)    --
    Accounts payable, accrued expenses
      and other. . . . . . . . . . . . .    (3,894)    (8,613)   (9,117)
    Deferred income taxes. . . . . . . .       450      3,077     5,751
                                          --------   --------  --------
Net cash provided by (used in)
  operating activities . . . . . . . . .     4,534     16,262   (11,454)
                                          --------   --------  --------

Cash flows from investing activities:
  Property additions . . . . . . . . . .   (16,587)    (3,151)   (2,053)
  Proceeds from notes receivable . . . .     --         --       31,366
                                          --------   --------  --------
Net cash provided by (used in)
  investing activities . . . . . . . . .   (16,587)    (3,151)   29,313
                                          --------   --------  --------

                            KAANAPALI LAND, LLC

               Years ended December 31, 2006, 2005 and 2004
                          (Dollars in Thousands)


                                            2006       2005      2004
                                          --------   --------  --------
Cash flows from financing activities:
  Net repayments of debt . . . . . . . .     --        (7,178)   (1,110)
                                          --------   --------  --------
        Cash used in
          financing activities . . . . .     --        (7,178)   (1,110)
                                          --------   --------  --------
        Net increase (decrease) in
          cash and cash equivalents. . .   (12,053)     5,933    16,749

        Cash and cash equivalents
          at beginning of year . . . . .    51,677     45,744    28,995
                                          --------   --------  --------
        Cash and cash equivalents
          at end of year . . . . . . . .  $ 39,624     51,677    45,744
                                          ========   ========  ========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest . . . . . . . .  $  --           168       743
                                          ========   ========  ========

  Cash received (paid) for
    income taxes . . . . . . . . . . . .  $  4,397      --       (4,100)
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

      In accordance with the Plan, a maximum of 1,863,000 shares of Kaanapali Land were issuable. At December 31, 2006, approximately 1,793,000 shares were issued and outstanding and Kaanapali Land believes that no further shares will be issued under the Plan.

      Kaanapali Land's membership interests are denominated as "shares" and are divided into two classes: the Class A Shares, which are publicly held and "Class B Shares" which are generally held by affiliates of Kaanapali Land.

      The accompanying consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessor (collectively, the "Company"), which include KLC Land and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      The Company's continuing operations are in three business segments - Agriculture, Property and Golf. The Agriculture segment grows seed corn and soybeans under contract and leases or provides harvesting rights to a third party on certain lands currently cultivated in or used for the processing of coffee, while maintaining additional coffee acreage for possible future use. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The Property, Agriculture and Golf segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 8.

      STATEMENT OF CASH FLOWS

      The Company considers as cash equivalents all investments with maturities of three months or less when purchased.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on results of operations and financial position.

      In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years that ended after December 15, 2006. The Company does not believe the adoption of this statement will have a significant impact on the financial position of the Company.

      On September 15, 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on results of operations and financial position.

      RECEIVABLES

      The allowance for doubtful receivables was $100 and $53 at December 31, 2006 and 2005, respectively.

      LAND DEVELOPMENT

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. It is anticipated that the land improvements will be completed in 2007. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account which is reported as Other Assets in the consolidated balance sheet. Subsequently, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900 in early 2007. The funds will be withdrawn from the collateral account by the Company upon stage of completion of the subdivision improvements and release of the bonds.
During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms for aggregate net sales proceeds of $4,426. It also entered into a joint venture agreement with a local builder for the design, construction and sale of residential improvements on another lot. In January 2007, the Company closed on the sale of one lot for net sales proceeds of approximately $1,300.

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

      For development projects, capitalized costs are allocated using the direct method for expenditures that are specifically associated with the lot being sold and the relative-sales-value method for expenditures that benefit the entire project.

      RECOGNITION OF PROFIT FROM REAL PROPERTY SALES

      For real property sales, profit is recognized in full when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for full profit recognition, all or a portion of the profit is deferred until such requirements are met.

      PROPERTY

      Property is stated at cost. Depreciation is based on the straight-line method over the estimated economic lives of 15-40 years for the Company's depreciable land improvements, 3-18 years for machinery and equipment, or the lease term if less. At December 31, 2006, the Company held approximately $1,900 of non-depreciable land improvements and approximately $4,100 of depreciable land improvements, relating principally to the Waikele Golf Course, which are being depreciated over their estimated 15-year useful life. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

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

                                                   2006          2005
                                                 --------      --------
  Property, net:
    Land . . . . . . . . . . . . . . . . . .     $ 87,578        74,412
    Land improvements. . . . . . . . . . . .        1,886         1,886
    Buildings. . . . . . . . . . . . . . . .       19,452        18,490
    Machinery and equipment. . . . . . . . .        3,815         4,022
                                                 --------      --------
                                                  112,731        98,810
    Accumulated depreciation . . . . . . . .       (7,542)       (6,488)
                                                 --------      --------
    Property, net. . . . . . . . . . . . . .     $105,189        92,322
                                                 ========      ========

      Land held for sale of approximately $19,000, representing primarily Kaanapali Coffee Farms, was included in Property in the consolidated balance sheets at December 31, 2006 and was carried at the lower of cost or fair value less cost to sell. No land is currently in use except for the land associated with the Waikele Golf Course (carrying value of approximately $8,000 at December 31, 2006), certain Kaanapali 2020 land that has been set aside for the Company's seed corn and soybean operations and certain acreage of coffee trees that have been leased to a third party plus additional coffee acreage being maintained to support the Company's land development program.

      The Company's principal property holdings are on the island of Maui (including approximately 4,000 acres known as Kaanapali 2020, of which approximately 1,500 acres is classified as conservation land which precludes development) and have a carrying value of approximately $78,000. In addition, the Company's property holdings on the island of Oahu have a carrying value of approximately $27,000. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

      The Company ceased operations at the golf course effective March 1, 2006 for five months to allow for renovations of the golf course greens and facilities. The golf course resumed operations as of September 1, 2006. The assets and operations of the Waikele Golf Course represent all of the golf segment for purposes of business segment information. The cost of the renovations and the shut-down of the course did not have a material adverse effect on the overall financial condition of the Company.

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

      The purchaser's performance of its obligations under the purchase price adjustment agreement was secured by a mortgage in favor of Lot 3 and covering the property, which was filed at closing. On September 12, 2005, the Company received $6,000 from the purchaser of Lot 4 in connection with its subsequent sale of Lot 3 pursuant to the purchase price adjustment agreement negotiated by the parties in settlement of certain defaults claimed by the Company relative to the Lot 3 option agreement.

      During March 2004, the Company received approximately $14,000 as full payment on a $14,000 promissory note received in the sale of Lot 2 during 2003. The Company recorded the sale of Lot 2 under the cost recovery method of accounting. The full note was recorded, offset by the entire deferred gain of approximately $5,308 at December 31, 2003. The deferred gain was recognized during 2004 based upon the anticipated number of units approved for construction on the site.

      During December 2004, the Company received $17,000 as full payment on a $17,000 promissory note received in the sale of Lot 4 during 2003.

      OTHER LIABILITIES

      Other liabilities are primarily comprised of reserves for losses, commitments and contingencies related to various divested assets or operations. These reserves include the estimated effects of existing and potential asbestos related claims, certain lease and other real estate related guarantees and obligations, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation, investigation and potential remedial efforts in connection with environmental matters in the state of Hawaii, and reserves for potential income tax exposure generally associated with real estate operations. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its reserve amounts and adjusts such as it determines appropriate to reflect current information. Reference is made to Note 7, Commitments and Contingencies.

      At December 31, 2006 other liabilities decreased primarily due to the net reduction of certain reserves of approximately $7,500 related to contingencies which originated in prior years and were resolved in 2006, the offset of which is reflected in selling, general and administrative expenses. While certain reserve elements of other liabilities were adjusted in 2006 due to changing circumstances, the primary cause of the overall decrease in other liabilities was the completion of Federal tax return examinations for the years 1998 to 2002 which were settled by the Company at amounts which reduced significantly the need for reserves for potential income tax exposure.

      At December 31, 2005 other liabilities decreased primarily due to the net reduction of certain reserves related to contingencies which originated in prior years and were resolved in 2005, the offset of which is reflected in selling, general and administrative expenses. The net reduction in reserves of approximately $8,600 resulted in a credit to selling, general and administration expenses in 2005.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      INCOME TAXES

      Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized.


(2)  MORTGAGE NOTE PAYABLE

      The Waikele Golf Course mortgage note payable, secured by the Waikele Golf Course, had an outstanding principal balance of $7,178 at December 31, 2004. The loan had certain cash flow and other financial covenants.

      Effective June 1, 2004, the debt was modified pursuant to a loan modification agreement with the lender. In accordance with the agreement, a $1,000 principal payment was made to the lender to reduce the outstanding principal balance of the note, the interest rate was modified to LIBOR plus 4.25% with no LIBOR floor (6.43% at December 31, 2004), and the debt was extended to mature on December 1, 2011. The loan continued to have certain cash flow and other financial covenants. Waikele Golf Course, LLC repaid the mortgage in full on March 1, 2005, with proceeds obtained through a new mortgage loan granted by a subsidiary of Kaanapali Land in the original principal amount of $7,178. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of December 31, 2006 the note had an outstanding principal and accrued interest balance of approximately $9,300. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.


(3)  RENTAL ARRANGEMENTS

      The Company has rented, as lessee, various land, facilities and equipment under operating leases. Most land leases provided for renewal options and minimum rentals plus contingent payments based on revenues or profits. The Company has formerly been involved in various sandwich leases for land.

      The Company leased various office spaces with average annual rental of approximately $150 per year. Leases that expired at various times in 2006 were not renewed beyond the end of 2006. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4)  EMPLOYEE BENEFIT PLANS

      (a)   PENSION PLANS

      As of December 31, 2006, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Accordingly, there is no difference between the accumulated benefit obligation and the projected benefit obligation. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

      The following tables summarize the components of the funded status of the Company's defined benefit pension plan at December 31, 2006 and 2005, the net pension credit for 2006, 2005 and 2004, and major assumptions used to determine these amounts.

                                                       2006      2005
                                                      -------   -------

  Benefit obligation at beginning of year. . . . . .  $46,066    44,992
  Service cost . . . . . . . . . . . . . . . . . . .       16        28
  Interest cost. . . . . . . . . . . . . . . . . . .    2,494     2,573
  Actuarial loss . . . . . . . . . . . . . . . . . .    3,202     3,007
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,289)   (4,534)
                                                      -------   -------
  Benefit obligation at end of year. . . . . . . . .   47,489    46,066
                                                      -------   -------

  Fair value of plan assets at beginning of year . .   72,495    71,956
  Actual return on plan assets . . . . . . . . . . .    9,520     5,073
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,289)   (4,534)
                                                      -------   -------
  Fair value of plan assets at end of year . . . . .   77,726    72,495
                                                      -------   -------

  Funded status. . . . . . . . . . . . . . . . . . .   30,237    26,429
  Unrecognized net actuarial (gain) loss . . . . . .   (1,095)    1,035
  Unrecognized prior service cost. . . . . . . . . .        8         9
                                                      -------   -------
  Prepaid pension cost . . . . . . . . . . . . . . .  $29,150    27,473
                                                      =======   =======

      Unrecognized net gains or losses are amortized over a ten year period. At December 31, 2006, approximately 51% of the plan's assets are invested in equity securities, 19% in fixed income funds and 30% in alternative strategies.

      The components of the net periodic pension credit for the years ended December 31, 2006, 2005 and 2004 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:
                                             2006       2005      2004
                                            -------   -------   -------
  Service cost . . . . . . . . . . . . . .  $    16        28        62
  Interest cost. . . . . . . . . . . . . .    2,494     2,573     2,695
  Expected return on plan assets . . . . .   (4,698)   (4,367)   (4,266)
  Recognized net actuarial gain loss . . .      510       922       867
  Amortization of prior service cost . . .        1         1         1
                                            -------   -------   -------
  Net periodic pension credit. . . . . . .  $(1,677)     (843)     (641)
                                            =======   =======   =======

      The principal assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

  As of January 1,                           2006       2005      2004
  ----------------                          -------   -------   -------

  Discount rate. . . . . . . . . . . . . .    5.65%      5.9%     6.25%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.0%
                                            =======   =======   =======

  As of December 31,                         2006       2005      2004
  ------------------                        -------   -------   -------

  Discount rate. . . . . . . . . . . . . .    5.65%      5.9%      5.9%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%
                                            =======   =======   =======

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.0%
                                            =======   =======   =======

      The above long-term rates of return were selected based on historical asset returns and expectations of future returns.

      The measurement date is December 31, the last day of the corporate fiscal year. The accumulated benefit obligation at December 31, 2006 and 2005 equals approximately $47,000 and $46,000, respectively.

      A comparison of the market value of the Pension Plan's net assets with the present value of the benefit obligations indicates the Company's ability at a point in time to pay future benefits. The fair value of the Pension Plan's assets available for benefits will fluctuate and certain future obligations of the Pension Plan may be subject to bargaining unit agreements.

      There was no contribution required in 2006 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

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

      Certain consolidated entities continued funding their post-retirement health care obligations until the end of 2004, which was a date on or after the date when its required cost maintenance period as defined under Internal Revenue Code Section 420 expired. Retiree medical benefits for these entities terminated at the end of 2004. Most post-retirement life insurance benefits were terminated effective at the end of 2003. Kaanapali Land has not assumed any obligation to fund the cost of any ongoing benefits on behalf of any of its affiliates.

      For measuring the expected postretirement benefit obligation, a 10% annual rate of increase in the per capita claims cost was assumed through 2006. The healthcare cost trend rate assumption currently has a minimal effect on the amount of the obligation and periodic cost reported. An increase (decrease) in the assumed healthcare trend rate by 1% in 2006 would increase (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2006 by $2 and $(2), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $1 and $(1), respectively.

      Net periodic postretirement benefit cost/(income) for 2006, 2005 and 2004 includes the following components:

                                          2006        2005      2004
                                          Total       Total     Total
                                         -------     -------   -------

Service cost . . . . . . . . . . . .     $  --            19        12
Interest cost. . . . . . . . . . . .         130         167       284
Amortization of net gain . . . . . .         (61)        (53)   (8,208)
Recognized settlement gain . . . . .        --          (339)     (948)
                                         -------     -------   -------
Net periodic postretirement
  benefit cost/(income). . . . . . .     $    69        (206)   (8,860)
                                         =======     =======   =======

      The following table sets forth the plans' change in benefit obligation and benefit cost as of December 31, 2006 and 2005 as follows:

                                           December 31,   December 31,
                                               2006           2005
                                           ------------   ------------

Benefit obligation at beginning of year.        $ 2,473          3,003
Service cost . . . . . . . . . . . . . .          --                19
Interest cost. . . . . . . . . . . . . .            130            167
Actuarial losses (gain). . . . . . . . .             97            (32)
Employer contribution. . . . . . . . . .           (333)          (345)
Settlement . . . . . . . . . . . . . . .          --              (339)
                                                -------        -------
Benefit obligation at end of year. . . .          2,367          2,473
Unrecognized net actuarial gain. . . . .             85            243
                                                -------        -------
Accumulated postretirement benefit cost.        $ 2,452          2,716
                                                =======        =======

      The subsidiary's expected contributions for 2007 through 2011 are approximately $300 for each year of the five year period.

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

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.65% as of December 31, 2006 and 5.65% as of December 31, 2005.

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


(5)   INCOME TAXES

      Income tax expense attributable to income from continuing operations for the years ended December 31, 2006, 2005 and 2004 consists of:

                                       Current     Deferred     Total
                                       --------    --------    --------
     Year ended December 31, 2006:
       U.S. federal. . . . . . . . .   $  --            484         484
       State . . . . . . . . . . . .        327          54         381
                                       --------    --------    --------
                                       $    327         538         865
                                       ========    ========    ========
     Year ended December 31, 2005:
       U.S. federal. . . . . . . . .   $  --          2,762       2,762
       State . . . . . . . . . . . .      --            315         315
                                       --------    --------    --------
                                       $  --          3,077       3,077
                                       ========    ========    ========
     Year ended December 31, 2004:
       U.S. federal. . . . . . . . .   $  --          5,161       5,161
       State . . . . . . . . . . . .      --            590         590
                                       --------    --------    --------
                                       $  --          5,751       5,751
                                       ========    ========    ========

      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:
                                         2006        2005        2004
                                       --------    --------    --------
Computed "expected" tax provision. .   $    867       8,442       3,723
Increase (reduction) in income
 taxes resulting from:
  Increase (reduction) in
    valuation allowance. . . . . . .        834      (4,893)      2,365
  Other, net . . . . . . . . . . . .       (836)       (472)       (337)
                                       --------    --------    --------
      Total. . . . . . . . . . . . .   $    865       3,077       5,751
                                       ========    ========    ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2006 and 2005 are as follows:
                                                     2006        2005
                                                   --------    --------
    Deferred tax assets:
      Post retirement benefits . . . . . . . . .   $   (956)     (1,059)
      Reserves related primarily to losses
        on divestitures. . . . . . . . . . . . .     (8,492)     (6,433)
      Loss carryforwards . . . . . . . . . . . .     (3,421)     (1,322)
      Tax credit carryforwards . . . . . . . . .     (2,816)     (4,081)
      Other, net . . . . . . . . . . . . . . . .     (1,081)     (1,048)
                                                   --------    --------
        Total deferred tax assets. . . . . . . .    (16,767)    (13,943)
        Less - valuation allowance . . . . . . .      6,237       5,403
                                                   --------    --------
        Net deferred tax assets. . . . . . . . .    (10,531)     (8,540)
                                                   --------    --------
    Deferred tax liabilities:
      Property, plant and equipment,
        principally due to purchase
        accounting adjustments,
        net of impairment charges. . . . . . . .     27,086      25,339
      Prepaid pension and core retirement
        award costs. . . . . . . . . . . . . . .     12,091      11,398
                                                   --------    --------
          Total deferred tax liabilities . . . .     39,177      36,737
                                                   --------    --------
          Net deferred tax liability . . . . . .   $ 28,647      28,197
                                                   ========    ========

      The Company at December 31, 2006 has net operating loss carryforwards ("NOLs") of approximately $41,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $5,100 originated in 2006 and the state NOLs begin to expire in 2010.

      Federal tax return examinations have been completed for all years through 2002. Refunds aggregating approximately $4,700 for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. Pursuant to a settlement agreed to with the IRS in 2006, no liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years, the Company agreed to adjust certain tax attributes, including the tax basis of assets. The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1,900. Other liabilities were reduced in the fourth quarter of 2006 due to the completion of Federal tax return examinations for the years 1998 to 2002 which were settled by the Company at amounts which reduced significantly the need for reserves for potential income tax exposure. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300. The statutes of limitations with respect to the Company's taxes for 2003 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

(6)   TRANSACTIONS WITH AFFILIATES

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2006, 2005 and 2004 was approximately $74, $13 and $8, respectively, all of which was paid as of December 31, 2006.

      The Company pays a non-accountable reimbursement of $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2006.

      The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, Management Services, LLC, and JMB Financial Advisors, LLC, during 2006. The total costs for the years ended 2006, 2005 and 2004 were approximately $2,675, $2,400 and $1,800, respectively, of which approximately $856 was unpaid as of December 31, 2006.


(7)   COMMITMENTS AND CONTINGENCIES

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

      On or about February 23, 2001 Kekaha Sugar Co., Ltd. ("KSCo"), a company that was, prior to its dissolution, a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the former KSCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. KSCo responded to the letter soon after it was received. The United States Environmental Protection Agency ("EPA") later performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and it is not known whether such test results, if any, will require any further response activities. However, as KSCo was substantially without assets and has dissolved, the ability of KSCo to perform any requested actions is doubtful.

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

      The unaffiliated purchaser of the Kekaha and Lihue Plantation sugar mills properties in January 2005 assumed any obligations for environmental matters concerning the property it purchased. However, there can be no assurance that such purchaser will have sufficient assets to satisfy a claim should any substantial liabilities result.

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

      As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar was in the process of responding to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

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

      EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, on the basis that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter has invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. Kaanapali is in the preliminary stages of evaluating the positions taken by the EPA. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land has nevertheless begun such settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating the site directly during a period when no lease was in force. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

      Federal tax return examinations have been completed for all years through 2002. Refunds aggregating approximately $4,700 for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. Pursuant to a settlement agreed to with the IRS in 2006, no liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years, the Company agreed to adjust certain tax attributes, including the tax basis of assets. The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1,900. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300. The statutes of limitations with respect to the Company's tax returns for 2003 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

      On February 15, 2005, D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party has been served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration:
of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C has filed an answer and an amended cross-claim. D/C believes that it has meritorious defenses and positions, and intends to vigorously defend. In February 2006, in order to simplify its administration and facilitate an additional capital contribution by Kaanapali Land, D/C merged into a newly-formed Illinois limited liability company named D/C Distribution, LLC.

      Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are in excess of 60 cases against D/C that are pending on the U.S. mainland (primarily in California) and are allegedly based on D/C's prior business operations. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases or future judgments, if any. There can be no assurances that these cases (or any of them) if adjudicated in a manner adverse to D/C, will not have a material adverse effect on the financial condition of D/C. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in the regard.

      On August 30, 2006, a third party complaint was filed against, KLC Land Company, LLC, Amfac/JMB Hawaii, LLC, and Amfac/JMB Hawaii, Inc., and Amfac Distribution Corporation in an action entitled The Queen Emma Foundation v. Lenox Resources, Inc. and Alan Hornstein, Civil No. CV05-00546 HG KSC. In the third party action, third party plaintiff seeks to recover a share of clean up costs for contamination allegedly discharged by one or more of the third party defendants at a former commercial site. Third party plaintiff seeks, among other things, an unspecified amount of money, attorneys' fees and costs. The matter has been resolved and dismissed without any monetary contribution by the subject third party defendants.

      The Company has received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. The Company has obtained bids for portions of the required remedial work and expects to commence same during the second quarter of 2007.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers has inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material damage. While the damage to the smaller reservoir cited by the recent DLNR inspection will not require any immediate action, it is unclear at this time whether the DLNR will require any work on the larger reservoir even though the damage is located in a portion of the reservoir that is presently unused. There can be no assurance that the expense of doing such required work will not be material.

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

                                         2006        2005        2004
                                       --------    --------    --------
Revenues:
  Property . . . . . . . . . . . . .   $  6,929      31,180       8,139
  Agriculture  . . . . . . . . . . .      1,789       1,515       1,354
  Golf . . . . . . . . . . . . . . .      2,003       3,719       3,843
  Corporate. . . . . . . . . . . . .        826         837         580
                                       --------    --------    --------
                                       $ 11,547      37,251      13,916
                                       ========    ========    ========

                                         2006        2005        2004
                                       --------    --------    --------
Operating income (loss):
  Property . . . . . . . . . . . . .   $  1,334      15,078       4,981
  Agriculture  . . . . . . . . . . .        323       1,192         973
  Golf . . . . . . . . . . . . . . .     (1,456)        334         381
                                       --------    --------    --------

Operating income (loss). . . . . . .        201      16,604       6,335

Corporate. . . . . . . . . . . . . .      2,276       7,683       5,046
Interest expense . . . . . . . . . .      --           (168)       (743)
                                       --------    --------    --------
Income (loss). . . . . . . . . . . .   $  2,477      24,119      10,638
                                       ========    ========    ========

Identifiable Assets:
  Property . . . . . . . . . . . . .   $ 79,525      60,155      62,009
  Agriculture. . . . . . . . . . . .     54,478      51,633      51,137
  Golf . . . . . . . . . . . . . . .     26,458      27,147      27,362
                                       --------    --------    --------

                                        160,461     138,935     140,508

Corporate. . . . . . . . . . . . . .     24,883      48,940      38,893
                                       --------    --------    --------
                                       $185,344     187,875     179,401
                                       ========    ========    ========

     Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

                                         2006        2005        2004
                                       --------    --------    --------
Capital Expenditures:
  Property . . . . . . . . . . . . .   $ 15,585       2,538       1,737
  Agriculture. . . . . . . . . . . .         65         224           2
  Golf . . . . . . . . . . . . . . .        935         389         314
  Corporate. . . . . . . . . . . . .          2       --          --
                                       --------    --------    --------
                                       $ 16,587       3,151       2,053
                                       ========    ========    ========

Depreciation and Amortization:
  Property . . . . . . . . . . . . .   $     59          70          92
  Agriculture. . . . . . . . . . . .        102          75          91
  Golf . . . . . . . . . . . . . . .        514         515         535
  Corporate. . . . . . . . . . . . .        379         380         418
                                       --------    --------    --------
Total. . . . . . . . . . . . . . . .   $  1,054       1,040       1,136
                                       ========    ========    ========

(9)   CALCULATION OF NET INCOME PER SHARE

      The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                 Year Ended    Year Ended    Year Ended
                                 December 31,  December 31,  December 31,
                                    2006          2005          2004
                                 ------------  ------------  ------------
                                          (Amounts in thousands
                                        except per share amounts)
NUMERATOR:
Operating income (loss). . . .    $    2,477        24,119        10,638
                                  ==========    ==========    ==========

Net income (loss). . . . . . .    $    1,612        21,042         4,887
                                  ==========    ==========    ==========
DENOMINATOR:
Denominator for net income
  (loss) per share -
  basic and diluted. . . . . .         1,793         1,793         1,793
                                  ==========    ==========    ==========
Net income (loss) per
  share - basic and diluted. .    $      .90         11.74          2.73
                                  ==========    ==========    ==========

      Pursuant to the Plan, a maximum of 1,863,000 shares of the Company were issuable. As of December 31, 2006, the Company had issued and outstanding 1,631,513 Class B shares, non par value, and approximately 161,100 Class A shares, non par value stock. The Company does not expect to issue any additional shares under the Plan. The LLC Agreement provides for two classes of membership interests, Class A Shares and Class B Shares, which have substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares are represented by a "Class A Representative" who must approve certain transactions proposed by Kaanapali Land before they can be undertaken. Class B Shares are held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation.

(10)  SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                2006
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------
Total revenues . . . . . . $    2,138       1,116       6,002       2,291
                           ==========  ==========  ==========  ==========

Net income (loss). . . . . $     (697)     (3,983)     (2,962)      9,254
                           ==========  ==========  ==========  ==========

Net income (loss)
  per Interest . . . . . . $     (.39)      (2.22)      (1.65)       5.16
                           ==========  ==========  ==========  ==========

                                                2005
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------
Total revenues . . . . . . $    2,932      24,125       9,256         938
                           ==========  ==========  ==========  ==========

Net income (loss). . . . . $       49       4,487      (7,642)     24,148
                           ==========  ==========  ==========  ==========

Net income (loss)
  per Interest . . . . . . $      .03        2.50       (4.26)      13.47
                           ==========  ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the accountants during the fiscal years 2006, 2005 and 2004.



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



ITEM 9B. OTHER INFORMATION

      Not Applicable.

                                 PART III


ITEM 10.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sole manager of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may not be removed as manager except in those circumstances described in Item 11 below. As of March 15, 2007, the executive officers and certain other officers of the Company were as follows:

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

      Gary Nickele (age 54) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

Mr. Nickele's experience relative to JMB, the Company and Arvida Partners during the past five years has included overall responsibility for all legal matters, oversight of the operations of the Company and Arvida Partners, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

      Stephen Lovelette (age 50) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 15 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

      Gailen J. Hull (age 57) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

      It is currently anticipated that Gary Nickele will devote 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependant upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

      In light of the fact that the Company's shares are not publicly traded, the Company is a limited liability company and the rights of members are governed by the limited liability company agreement, the Company has determined that it is not necessary to have either an audit committee financial expert or a code of ethics that applies to its principal executive, financial or accounting officers as those terms are defined in the rules and regulations of the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

      Certain of the officers of the Company listed in Item 5 above are officers of JMB and are compensated by JMB or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse JMB, Pacific Trail and their affiliates for any expenses incurred while providing services to the Company.


                        SUMMARY COMPENSATION TABLE

                        Annual Compensation (1)(3)
                        ---------------------------
                                                               Other
                                                              Annual
                                                             Compensa-
                   Principal               Salary     Bonus    tion
Name (2)           Position         Year     ($)       ($)      ($)
---------------    ------------    -----   -------   ------  ---------

Gary Nickele       President        2006   180,000  100,000     N/A
                   and Chief        2005   180,000  100,000     N/A
                   Executive        2004   180,000  100,000     N/A
                   Officer

Stephen A.
  Lovelette        Executive        2006   255,000  100,000     N/A
                   Vice President   2005   215,000  100,000     N/A
                                    2004   195,000  100,000     N/A

Gailen J. Hull     Senior Vice      2006   175,000   50,000     N/A
                   President and    2005   175,000   50,000     N/A
                   Chief Financial  2004   175,000   50,000     N/A
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

(2) As of March 15, 2007, there were 1,631,513 Class B Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Class A or Class B shares issued, outstanding and distributed. No officers of the Company own any Class A Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2006, 2005 and 2004 was approximately $74 thousand, $13 thousand and $8 thousand, respectively, all of which was paid as of December 31, 2006.

      The Company pays a non-accountable reimbursement of approximately $30 thousand per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2006.

      The Company reimburses its affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, Management Services, LLC, and JMB Financial Advisors, LLC during 2006. The total costs for the years ended December 31, 2006, 2005 and 2004 was approximately $2.6 million, $2.4 million and $1.8 million, respectively, of which approximately $856 thousand was unpaid as of December 31, 2006.

      In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2006, 2005 and 2004 were $207,500, $167,600 and
$157,000, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

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

      10.1  Funding Agreement dated October 29, 2002 between
            Kaanapali Land and certain affiliates filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

      10.2 Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

      10.3 Property Purchase and Option Agreement by and between NB Lot 4, LLC, Maui Beach Resort Limited Partnership, and NB Lot 3, LLC dated August 4, 2003 filed as an exhibit to the Company's report on Form 8-K (File No. 0-50273) filed on August 22, 2003 is hereby incorporated by reference.

      10.4 Lot 3 Option Agreement by and between NB Lot 3, LLC and Maui Beach Resort Limited Partnership dated August 5, 2003 filed as an exhibit to the Company's report on Form 8-K (File No. 0-50273) filed on June 21, 2005 is hereby incorporated by reference.

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


                              KAANAPALI LAND, LLC

                              BY:   Pacific Trail Holdings, LLC
                                    (Sole Member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: March 23, 2007



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull,
                                    Senior Vice President
                                    Chief Accounting Officer
                                    and Chief Financial Officer
                              Date: March 23, 2007



                                    /s/ Gary Nickele
                                    ---------------------
                              By:   Gary Nickele,
                                    President and
                                    Chief Executive Officer
                              Date: March 23, 2007