Form 10-K/A
period 2006-12-31
KAANAPALI LAND LLC
filed 2007-04-06
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                FORM 10-K/A
                              Amendment No. 1


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

Documents incorporated by reference:  None



  ----------------------------------------------------------------------


                             EXPLANATORY NOTE

      This amendment is filed solely to clarify disclosure presented in
Item 1A. Risk Factors of the original Annual Report on Form 10-K filed March 30, 2007. No other changes to the Form 10-K of KAANAPALI LAND, LLC have been made, and this Form 10-K/A does not reflect events occurring after the filing of the original Report or modify or update those disclosures affected by subsequent events.


  ----------------------------------------------------------------------

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

      Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which has resulted, beginning in the late 1990's, in a strong market for resort housing in the area. The September 11 attacks had a material adverse effect on tourism in the Kaanapali area immediately following the attacks, but the market rebounded during the period from 2002 into 2005 and the areas of primary and secondary residential homes, condominiums and time share units were relatively strong during this period. Markets have turned down significantly during the past fifteen months, which has negatively impacted the volume of transactions completed in West Maui. At present the Company is unable to predict whether current market conditions will materially impact pricing for its properties, but such conditions have negatively impacted the number of lots sold during the past 12 months. No assurance can be given, however, as to whether current market conditions will again improve, or when, or as to whether pricing for the Company's land assets will ultimately soften.

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

                                  PART IV

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K

      The following exhibits are filed as part of this Amendment No. 1 to Form 10-K/A:

  (a) Exhibits.

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


                              KAANAPALI LAND, LLC

                              BY:   Pacific Trail Holdings, LLC
                                    (Sole Member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: April 6, 2007



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull,
                                    Senior Vice President
                                    Chief Accounting Officer
                                    and Chief Financial Officer
                              Date: April 6, 2007



                                    /s/ Gary Nickele
                                    ---------------------
                              By:   Gary Nickele,
                                    President and
                                    Chief Executive Officer
                              Date: April 6, 2007