Form 10-Q
period 2007-03-31
KAANAPALI LAND LLC
filed 2007-05-15
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


             For the Quarterly Period Ended March 31, 2007

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

As of April 30, 2007, the registrant had 1,792,613 shares of common stock outstanding.

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

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                 March 31, 2007 and December 31, 2006
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                           March 31,     December 31,
                                             2007           2006
                                           ---------     -----------

Cash and cash equivalents . . . . . . .     $ 35,357          39,624
Receivables, net. . . . . . . . . . . .          161             148
Property, net . . . . . . . . . . . . .      111,340         105,189
Prepaid pension costs . . . . . . . . .       30,613          29,150
Other assets. . . . . . . . . . . . . .        8,830          11,233
                                            --------        --------
                                            $186,301         185,344
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued
  expenses. . . . . . . . . . . . . . .     $  5,274           4,488
Deferred income taxes . . . . . . . . .       28,713          28,647
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . . .        2,481           2,452
Other liabilities . . . . . . . . . . .       28,752          29,085
                                            --------        --------
        Total liabilities . . . . . . .       65,220          64,672

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 3/31/07 and
  12/31/06 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613). . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,357           5,357
Accumulated other comprehensive
  income. . . . . . . . . . . . . . . .        1,087           --
Accumulated earnings. . . . . . . . . .      114,637         115,315
                                            --------        --------
        Total stockholders' equity. .        121,081         120,672
                                            --------        --------
                                            $186,301         185,344
                                            ========        ========





              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

              Three Months Ended March 31, 2007 and 2006
                              (Unaudited)
             (Dollars in Thousands, except per share data)



                                               2007          2006
                                             --------      --------
Revenues:
  Sales . . . . . . . . . . . . . . . .      $  2,800         1,254
  Interest and other income . . . . . .           626           884
                                             --------      --------
                                                3,426         2,138
                                             --------      --------

Cost and expenses:
  Cost of sales . . . . . . . . . . . .         1,894         1,034
  Selling, general and administrative .         1,046         1,988
  Depreciation and amortization . . . .           316           259
                                             --------      --------
                                                3,256         3,281
                                             --------      --------

  Operating income (loss) from
    continuing operations before
    income taxes. . . . . . . . . . . .           170        (1,143)

  Income tax benefit (expense). . . . .          (143)          446
                                             --------      --------

      Net income (loss) . . . . . . . .      $     27          (697)
                                             ========      ========

Earnings per share:
  Net income (loss) . . . . . . . . . .      $    .02          (.39)
                                             ========      ========



























         The accompanying condensed notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

              Three Months Ended March 31, 2007 and 2006
                              (Unaudited)
                        (Dollars in Thousands)



                                               2007          2006
                                             --------      --------

Net cash provided by (used in)
  operating activities. . . . . . . . .      $  2,968        (1,342)

Cash flows from investing activities:
  Property additions. . . . . . . . . .        (7,235)       (1,241)
                                             --------      --------

Net cash provided by (used in)
  investing activities. . . . . . . . .        (7,235)       (1,241)
                                             --------      --------

        Net increase (decrease) in
          cash and cash equivalents . .        (4,267)       (2,583)
        Cash and cash equivalents
          at beginning of period. . . .        39,624        51,677
                                             --------      --------
        Cash and cash equivalents
          at end of period  . . . . . .      $ 35,357        49,094
                                             ========      ========



































              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

         Notes to Condensed Consolidated Financial Statements

                              (Unaudited)
                        (Dollars in Thousands)


     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2006. Capitalized terms used but not defined in this quarterly report have the same meanings as the Company's 2006 Annual Report on Form 10-K.


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

     The Company's continuing operations are in three business segments - Agriculture, Property and Golf. The Agriculture segment grows seed corn and soybeans under contract and leases or provides harvesting rights to a third party on certain lands currently cultivated in or used for the processing of coffee, while maintaining additional coffee acreage for possible future use. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment is responsible for the management and operation of the Waikele Golf Course. The assets and operations of the golf course represent all of the golf segment for purposes of business segment information. The Company ceased operations at the Waikele Golf Course effective March 1, 2006 for five months to allow for renovation of certain golf course greens and facilities. The cost of the renovations and the shut-down of the course did not have a material adverse effect on the overall financial conditions of the Company. The Property, Agriculture and Golf segments operate exclusively in the State of Hawaii.

     PROPERTY

     The Company's principal property holdings are on the island of Maui. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

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

     Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be achieved in future periods.

     RECLASSIFICATIONS

     Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007, as required. As a result of the adoption, the Company recorded a cumulative effect adjustment of approximately $700 through a reduction in January 1, 2007 accumulated earnings.

     As of the date of adoption and after recognizing the impact of FIN 48, the Company's gross unrecognized tax benefits totaled approximately $10,500, with up to approximately $8,500 expected to reverse within twelve months of March 31, 2007, which would impact the effective tax rate. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $800 accrued for interest and no accrual for penalties at March 31, 2007.

     In September 2006, the FASB issued SFAS No. 158, Employers'
Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted SFAS No. 158 effective January 1, 2007, as required. As a result of the adoption, the Company recorded accumulated other comprehensive income of approximately $1,100 and increased prepaid pension cost to the funded status of the Plan.

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

(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. It is anticipated that the land improvements will be completed in 2007. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900, which is reported in Other Assets in the consolidated balance sheet. The funds will be withdrawn from the collateral account by the Company upon stage of completion of the subdivision improvements and release of the bonds. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms for aggregate net sales proceeds of $4,426. It also entered into a joint venture agreement with a local builder for the design, construction and sale of residential improvements on another lot. In January 2007, the Company closed on the sale of one lot for net sales proceeds of approximately $1,300.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage note secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of March 31, 2007, the note had an outstanding principal and accrued interest balance of $9,523. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.


(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2007 and 2006 are as follows:

                                                   2007       2006
                                                 --------   --------
Service cost. . . . . . . . . . . . . . . . . .  $      5          7
Interest cost . . . . . . . . . . . . . . . . .       650        622
Expected return on plan assets. . . . . . . . .    (1,215)    (1,175)
Recognized net actuarial (gain) loss. . . . . .       160        130
                                                 --------   --------
Net periodic pension credit . . . . . . . . . .  $   (400)      (416)
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

     Net periodic postretirement benefit cost for the three months ended March 31, 2007 and 2006 includes the following components:

                                                    2007       2006
                                                   ------     ------

Interest cost . . . . . . . . . . . . . . . . .    $  125        --
Amortization of net gain. . . . . . . . . . . .        (9)        33
Recognized settlement gain. . . . . . . . . . .       --         (15)
                                                   ------     ------
Net periodic postretirement benefit cost. . . .    $  116         18
                                                   ======     ======

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


(6)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Company is contingently liable under two subdivision bonds for approximately $16,000.

     At March 31, 2007, the Company's principal contractual obligations are approximately $15,000 for the completion of land improvements in conjunction with the Kaanapali Coffee Farms project.

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

     On or about February 23, 2001, KSCo, a company that was, prior to its dissolution, a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the former KSCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. KSCo responded to the letter soon after it was received. The United States Environmental Protection Agency ("EPA") later performed a visual inspection of the property and indicated there will be some testing performed. HDOH has performed some testing at the site and it is not known whether such test results, if any, will require any further response activities. However, as KSCo was substantially without assets and has dissolved, the ability of KSCo to perform any requested actions is doubtful.

     On or about February 23, 2001, LPCo received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern relative to LPCo's former operations including the herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. LPCo is substantially without assets, and further pursuit of this matter by HDOH could have a material adverse effect on the financial condition of LPCo.

     The unaffiliated purchaser of the Kekaha and Lihue Plantation sugar mills properties in January 2005 assumed any obligations for environmental matters concerning the property it purchased. However, there can be no assurance that such purchaser will have sufficient assets to satisfy a claim should any substantial liabilities result.

     Pioneer Mill was engaged in a modest cleanup operation arising out of the discovery of petroleum contamination found at the Pioneer Mill site. The Pioneer Mill site was assigned a high priority by the HDOH and the HDOH has shown an interest in the environmental conditions relating to or arising out of the former operations of Pioneer Mill. EPA designated HDOH as the oversight agency for Pioneer Mill. Pioneer Mill received a report on the results of environmental testing conducted on the site by the EPA and HDOH. However, Pioneer Mill's cleanup efforts to date have satisfied HDOH and Pioneer Mill received a no further action letter during the fourth quarter of 2004. Further routine cleanup operations in connection with the demolition of the former sugar mill buildings on the site were completed with respect to an underground storage tank discovered on the site.

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

     Therefore, as a result of the pursuit of further action by the HDOH and EPA as described above and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code. Such filing was not expected to have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing. While it is not believed that any other affiliates have any responsibility for the debts of Oahu Sugar, the EPA has indicated that it intends to make a claim against Kaanapali Land as further described below, and therefore, there can be no assurance that the Company will not incur significant costs in connection with such claim.

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

     EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, on the basis that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. Kaanapali Land is in the preliminary stages of evaluating the positions taken by the EPA. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land has nevertheless begun such settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating the site directly during a period when no lease was in force. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

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

     On February 15, 2005, D/C, a subsidiary of Kaanapali Land, was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party has been served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff seeks, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies have been exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C has filed an answer and an amended cross-claim. D/C believes that it has meritorious defenses and positions, and intends to vigorously defend. The parties are engaged in settlement discussions but there are no assurances that the matter can be settled. In February 2006, in order to simplify its administration and facilitate an additional capital contribution by Kaanapali Land, D/C merged into a newly-formed Illinois limited liability company named D/C Distribution, LLC.

     Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are in excess of 70 cases against D/C that are pending on the U.S. mainland (primarily in California) and are allegedly based on D/C's prior business operations. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. In the case of D/C, there can be no certainty that it will be able to satisfy all of its liabilities for these cases or future judgments, if any. There can be no assurances that these cases (or any of them) if adjudicated in a manner adverse to D/C, will not have a material adverse effect on the financial condition of D/C. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in this regard.

     The Company has received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that makes inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. The Company has obtained bids for portions of the required remedial work and expects to commence same during the second quarter of 2007.

     On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers, has inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material damage. While the damage to the smaller reservoir cited by the recent DLNR inspection will not require any immediate action, it is unclear at this time whether the DLNR will require any work on the larger reservoir even though the damage is located in a portion of the reservoir that is presently unused. There can be no assurance that the expense of doing such required work will not be material.

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

(7)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 -------------------
                                                   2007       2006
                                                 --------   --------

                                               (Amounts in thousands
                                            except per share amounts)
NUMERATOR:
Net income (loss) . . . . . . . . . . . . . . .  $     27       (697)
                                                 ========   ========
DENOMINATOR:
Number of shares outstanding
  basic and diluted . . . . . . . . . . . . . .     1,793      1,793
                                                 ========   ========
Net income (loss) per share -
  basic and diluted . . . . . . . . . . . . . .  $    .02       (.39)
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

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 -------------------
                                                   2007       2006
                                                 --------   --------
Revenues:
  Property. . . . . . . . . . . . . . . . . . .  $  1,838        556
  Agriculture . . . . . . . . . . . . . . . . .       446        559
  Golf. . . . . . . . . . . . . . . . . . . . .       988        688
  Corporate . . . . . . . . . . . . . . . . . .       154        335
                                                 --------   --------
                                                 $  3,426      2,138
                                                 ========   ========
Operating income (loss):
  Property. . . . . . . . . . . . . . . . . . .  $    317       (112)
  Agriculture . . . . . . . . . . . . . . . . .         9         17
  Golf. . . . . . . . . . . . . . . . . . . . .       104       (116)
                                                 --------   --------
Operating income (loss) . . . . . . . . . . . .       430       (211)

Corporate . . . . . . . . . . . . . . . . . . .      (260)      (932)
                                                 --------   --------
Income (loss) from continuing operations
  before income taxes . . . . . . . . . . . . .  $    170     (1,143)
                                                 ========   ========

(9)  SUBSEQUENT EVENT

     On April 9, 2007, the Company entered into a Plan and Agreement of Merger merging KLLLC Mergerco, LLC with and into the Company (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement and upon the effective time of the merger, each Class A Share will be converted into the right to receive $43.25 in cash per share. Each Class B Share shall remain issued and outstanding and continue to represent a membership interest in the Company, but shall no longer be denominated as Class B Shares and instead shall be redesignated as a percentage interest in the Company. Pursuant to the terms of the amended and restated limited liability company agreement of the Company, approval of the holders of Class A Shares is not required. The Company currently expects that the merger will close in the second quarter of 2007. Following the merger, the Company will send to holders of Class A Shares, a letter of transmittal which must be completed and returned before they will receive their cash consideration in the merger. Completion of the merger is subject to various conditions and Kaanapali Land is not obligated to consummate the merger until all such conditions are satisfied, some of which are beyond the control of Kaanapali Land and its affiliates. Any of such conditions may be waived by any such party at its sole and absolute discretion. In addition, the parties to the Merger Agreement shall have the right to terminate the Merger Agreement and abandon the merger at any time prior to its consummation, or restructure the Merger Agreement or assign their rights thereunder to affiliates or third parties, provided that any such action does not materially adversely affect the interests of the holder of Class A Shares. Kaanapali Land has filed a report on Schedule 13E-3 with the SEC that describes the merger and various matters in connection therewith. A copy of such Schedule 13E-3 can be obtained on the SEC's EDGAR website.



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

     On April 9, 2007, the Company entered into a Plan and Agreement of Merger merging KLLLC Mergerco, LLC with and into the Company (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement and upon the effective time of the merger, each Class A Share will be converted into the right to receive $43.25 in cash per share. Each Class B Share shall remain issued and outstanding and continue to represent a membership interest in the Company, but shall no longer be denominated as Class B Shares and instead shall be redesignated as a percentage interest in the Company. Pursuant to the terms of the amended and restated limited liability company agreement of the Company, approval of the holders of Class A Shares is not required. The Company currently expects that the merger will close in the second quarter of 2007. Following the merger, the Company will send to holders of Class A Shares, a letter of transmittal which must be completed and returned before they will receive their cash consideration in the merger. Completion of the merger is subject to various conditions and Kaanapali Land is not obligated to consummate the merger until all such conditions are satisfied, some of which are beyond the control of Kaanapali Land and its affiliates. Any of such conditions may be waived by any such party at its sole and absolute discretion. In addition, the parties to the Merger Agreement shall have the right to terminate the Merger Agreement and abandon the merger at any time prior to its consummation, or restructure the Merger Agreement or assign their rights thereunder to affiliates or third parties, provided that any such action does not materially adversely affect the interests of the holder of Class A Shares. Kaanapali Land has filed a report on Schedule 13E-3 with the SEC that describes the merger and various matters in connection therewith. A copy of such Schedule 13E-3 can be obtained on the SEC's EDGAR website.

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

     In addition to such Secured Promissory Note, certain other subsidiaries of Kaanapali Land continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders of the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor KLC Subsidiaries, however, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder or that in the aggregate will generate any material proceeds to the Company. Nevertheless, Kaanapali Land has submitted a claim in the Chapter 7 bankruptcy proceeding of Oahu Sugar in order that it may recover substantially all of the assets remaining in the bankruptcy estate, if any, that become available for creditors of Oahu Sugar. Any amounts so received would not be material to the Company. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

     As of March 31, 2007, the Company had cash and cash equivalents of approximately $35 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs including roadway construction, drainage and utilities, environmental remediation costs on existing and former properties, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, costs of consummating the merger and existing and possible future litigation.

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

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3 million for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of March 31, 2007 the note had an outstanding principal and accrued interest balance of $9.5 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots that are being offered to individual buyers. It is anticipated that the land improvements will be completed in 2007. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. The funds will be withdrawn from the collateral account by the Company upon stage of completion of the subdivision improvements and release of the bonds. During July and August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms for aggregate sales proceeds of $4.4 million. It also entered into a joint venture agreement with a local builder for the design, construction and sale of residential improvements on another lot. In January 2007, the Company closed on the sale of one lot for net sales proceeds of approximately $1.3 million. The Company is under contract for the sale of an additional lot that is scheduled to close during the second quarter of 2007.

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

     Cash and cash equivalents decreased and property, net increased in the accompanying balance sheets primarily due to the Kaanapali Coffee Farms development costs incurred during the quarter partially offset by the sale of one lot and the release of restricted cash held as collateral for subdivision bonds.

     Other assets decreased due to the reduction in the first quarter of 2007 of the collateral for two subdivision bonds obtained in conjunction with the Kaanapali Coffee Farms project.

     Accounts payable and accrued expenses increased due to the accrual of development costs and retention holdback incurred for the Kaanapali Coffee Farms project.

     Other liabilities decreased primarily due to the payment of certain asbestos related claims during the first quarter of 2007.

     Sales and cost of sales increased due to the sale of one lot during the first quarter of 2007.

     Selling, general and administrative expenses decreased due to the reduction of certain legal fees incurred in conjunction with asbestos related claims.

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



PART II.  OTHER INFORMATION


     ITEM 1.     LEGAL PROCEEDINGS

     See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.


     ITEM 1A.    RISK FACTORS

     There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.


     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

            3.1 Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

           10.1 Plan and Agreement of Merger merging KLLLC Mergerco, LLC with and into Kaanapali Land, LLC dated April 9, 2007 filed as an exhibit to the Company's Form 8-K filed April 10, 2007 and hereby incorporated by reference.

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

                 The Company's report on Form 8-K (File No. 0-50273) for April 9, 2007, filed on April 10, 2007 describing the merger of KLLLC Mergerco, LLC into Kaanapali Land, LLC was filed.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: May 14, 2007