Form 10-Q
period 2007-06-30
KAANAPALI LAND LLC
filed 2007-08-14
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [ X ]  Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, the registrant had 1,792,613 shares of common stock outstanding.

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . .    16

Item 4.    Controls and Procedures . . . . . . . . . . . . . . .    19



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    20

Item 1A.   Risk Factors. . . . . . . . . . . . . . . . . . . . .    20

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    20


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            KAANAPALI LAND, LLC

                   Condensed Consolidated Balance Sheets

                    June 30, 2007 and December 31, 2006
                 (Dollars in Thousands, except share data)
                                (Unaudited)


                                A S S E T S
                                -----------

                                               June 30,      December 31,
                                                 2007           2006
                                               --------      -----------

Cash and cash equivalents. . . . . . . .       $ 32,898           39,624
Receivables, net . . . . . . . . . . . .            457              148
Property, net. . . . . . . . . . . . . .        115,068          105,189
Prepaid pension costs. . . . . . . . . .         30,989           29,150
Other assets . . . . . . . . . . . . . .          8,960           11,233
                                               --------         --------
                                               $188,372          185,344
                                               ========         ========


                           L I A B I L I T I E S
                           ---------------------

Accounts payable and accrued
  expenses . . . . . . . . . . . . . . .       $  7,185            4,488
Deferred income taxes. . . . . . . . . .         28,145           28,647
Accumulated postretirement benefit
  obligation . . . . . . . . . . . . . .          2,510            2,452
Other liabilities. . . . . . . . . . . .         30,452           29,085
                                               --------         --------
        Total liabilities. . . . . . . .         68,292           64,672

Commitments and contingencies


                   S T O C K H O L D E R S'  E Q U I T Y
                   -------------------------------------

Common stock, at 6/30/07 and
  12/31/06 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613) . . . . . . .          --               --
Additional paid-in capital . . . . . . .          5,357            5,357
Accumulated other comprehensive
  income . . . . . . . . . . . . . . . .          1,087            --
Accumulated earnings . . . . . . . . . .        113,636          115,315
                                               --------         --------
        Total stockholders' equity . . .        120,080          120,672
                                               --------         --------
                                               $188,372          185,344
                                               ========         ========





                The accompanying notes are an integral part
            of the condensed consolidated financial statements.

                            KAANAPALI LAND, LLC

              Condensed Consolidated Statements of Operations

             Three and Six Months Ended June 30, 2007 and 2006
                                (Unaudited)
               (Dollars in Thousands, except per share data)




                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                     JUNE 30,              JUNE 30,
                               -------------------   -------------------
                                 2007       2006       2007       2006
                               --------   --------   --------   --------
Revenues:
  Sales. . . . . . . . . . .   $  1,724        521      4,524      1,775
  Interest and
    other income . . . . . .        526        595      1,152      1,479
                               --------   --------   --------   --------
                                  2,250      1,116      5,676      3,254
                               --------   --------   --------   --------

Cost and expenses:
  Cost of sales. . . . . . .      1,308      1,011      3,202      2,045
  Selling, general and
    administrative . . . . .      2,076      2,602      3,122      4,590
  Depreciation and
    amortization . . . . . .        323        262        639        521
                               --------   --------   --------   --------
                                  3,707      3,875      6,963      7,156
                               --------   --------   --------   --------

  Operating income (loss)
    from continuing
    operations before
    income taxes . . . . . .     (1,457)    (2,759)    (1,287)    (3,902)

  Income tax benefit
    (expense). . . . . . . .        456     (1,224)       313       (778)
                               --------   --------   --------   --------

      Net income (loss). . .   $ (1,001)    (3,983)      (974)    (4,680)
                               ========   ========   ========   ========

Earnings per share:
  Net income (loss). . . . .   $   (.56)     (2.22)      (.54)     (2.61)
                               ========   ========   ========   ========


















                The accompanying notes are an integral part
            of the condensed consolidated financial statements.

                            KAANAPALI LAND, LLC

              Condensed Consolidated Statements of Cash Flows

                  Six Months Ended June 30, 2007 and 2006
                                (Unaudited)
                          (Dollars in Thousands)



                                                  2007           2006
                                                --------       --------

Net cash provided by (used in)
  operating activities . . . . . . . . . .      $  4,735         (3,856)

Cash flows from investing activities:
  Property additions . . . . . . . . . . .       (11,461)        (3,863)
                                                --------       --------

Net cash provided by (used in)
  investing activities . . . . . . . . . .       (11,461)        (3,863)
                                                --------       --------

        Net increase (decrease) in
          cash and cash equivalents. . . .        (6,726)        (7,719)
        Cash and cash equivalents
          at beginning of period . . . . .        39,624         51,677
                                                --------       --------
        Cash and cash equivalents
          at end of period . . . . . . . .      $ 32,898         43,958
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

      Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be achieved in future periods.

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

      As of the date of adoption and after recognizing the impact of FIN 48, the Company's gross unrecognized tax benefits totaled approximately $10,500, with up to approximately $8,500 expected to reverse within six months of June 30, 2007, which would impact the effective tax rate. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $900 accrued for interest and no accrual for penalties at June 30, 2007.

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

(2)   LAND DEVELOPMENT

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed in 2007. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900, which is reported in Other Assets in the consolidated balance sheet. The funds will be withdrawn from the collateral account by the Company upon stage of completion of the subdivision improvements and release of the bonds. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company closed on the sale of one lot in January 2007 and closed on the sale of one lot in August 2007.


(3)   MORTGAGE AND OTHER NOTES PAYABLE

      A subsidiary of Kaanapali Land ("Holder") holds a mortgage note secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of June 30, 2007, the note had an outstanding principal and accrued interest balance of $9,713. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.


(4)   EMPLOYEE BENEFIT PLANS

      (a)   PENSION PLANS

      The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

      The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 are as follows:
                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                JUNE 30,
                             -------------------     -------------------
                               2007       2006        2007        2006
                             --------   --------    --------    --------

Service cost . . . . . . .   $      5          7          10          14
Interest cost. . . . . . .        650        622       1,300       1,244
Expected return on
  plan assets. . . . . . .     (1,215)    (1,175)     (2,430)     (2,350)
Recognized net
  actuarial (gain) loss. .        160        130         320         260
                             --------   --------    --------    --------
Net periodic pension
  credit . . . . . . . . .   $   (400)      (416)       (800)       (832)
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

      Net periodic postretirement benefit cost for the three and six months ended June 30, 2007 and 2006 includes the following components:

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                JUNE 30,
                             -------------------     -------------------
                               2007       2006        2007        2006
                             --------   --------    --------    --------

Interest cost. . . . . . .   $     31         33          62          66
Amortization of
  net gain . . . . . . . .         (2)       (15)         (4)        (30)
                             --------   --------    --------    --------
Net periodic postretire-
  ment benefit cost. . . .   $     29         18          58          36
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

      At June 30, 2007, the Company's principal contractual obligations are approximately $12,535 for the completion of land improvements in conjunction with the Kaanapali Coffee Farms project.

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

      On or about July 19, 2007, at the request of the Department of Health and as a result of a report of vandalism and spilled transformer fluid at a former transformer site, an inspection of various former transformer sites on Maui was conducted. Preliminarily, the inspection revealed the existence of transformers at four sites that have the potential for containing environmental contaminants that must be disposed of in accordance with law.

In addition and in some instances, there appears to be spillage of transformer fluid that may require remediation. The Company is undertaking steps to address the situation.

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

      EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. Kaanapali Land is in the preliminary stages of evaluating the positions taken by the EPA. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land has nevertheless begun such settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating the site directly during a period when no lease was in force. Discussion with the Navy have also commenced.
There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

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

      Kaanapali Land, as successor by merger to other entities, and D/C, a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are in excess of 70 cases against D/C that are pending on the U.S. mainland (primarily in California) and are allegedly based on D/C's prior business operations. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. There can be no assurances that these cases (or any of them) if adjudicated in a manner adverse to D/C, will not have a material adverse effect on the financial condition of D/C. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in this regard.

      On February 15, 2005, D/C was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party was served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleged that it is an insurance company to whom D/C tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleged that because none of the parties have been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff sought, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies were exhausted; that plaintiff was not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred unreasonably; that plaintiff was entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C breached its obligation of cooperation with plaintiff. D/C filed an answer and an amended cross-claim. D/C believed that it had meritorious defenses and positions, and intended to vigorously defend. In addition, D/C believed that it was entitled to amounts from plaintiffs for reimbursement and recoupment of amounts expended by D/C on the lawsuits previously tendered. In order to fund such action and its other ongoing obligations while such lawsuit continued, D/C entered into a Loan Agreement and Security Agreement with Kaanapali Land, in August 2006, whereby Kaanapali Land provided certain advances against a promissory note delivered by D/C in return for a security interest in any D/C insurance policy at issue in this lawsuit. In June 2007, the parties settled this lawsuit with payment by plaintiffs in the amount of $1,618. Such settlement amount was paid to Kaanapali Land in partial satisfaction of the secured indebtedness noted above.

      Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code during July 2007. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing.

      The Company has received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that makes inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. The Company commenced the required remedial work during the second quarter of 2007.

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

      On April 9, 2007, the Company entered into a Plan and Agreement of Merger to merge KLLLC Mergerco, LLC ("KLLLC") with and into the Company (the "Merger Agreement"), which provided, subject to the terms and conditions of the Merger Agreement, that upon the effective time of the merger, each Class A Share would have been converted into the right to receive $43.25 in cash per share. Among the conditions to the Merger Agreement was that there shall be no pending or threatened litigation that could reasonably be expected (a) to have a material adverse effect on the business, financial condition or results of operations of the Company or KLLLC or (b) to increase the costs of the merger in any material respect.

      On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleges that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believes that the plaintiffs' claims are meritorious, because the cost of defending and/or settling the lawsuit could reasonably be expected to be material, KLLLC has terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares will remain as shareholders of the Company and the Company will continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 will not be pursued at this time. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1,000 and reimbursement of costs and expenses in an amount not to exceed $50.
The Company intends to defend itself against the request for fees and costs and is currently evaluating its options.

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

(7)   CALCULATION OF NET INCOME PER SHARE

      The following tables set forth the computation of net income (loss) per share - basic and diluted:

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                JUNE 30,
                             -------------------     -------------------
                               2007       2006        2007        2006
                             --------   --------    --------    --------
                          (Amounts in thousands except per share amounts)
NUMERATOR:
Net income (loss). . . . .   $ (1,001)    (3,983)       (974)     (4,680)
                             ========   ========    ========    ========

DENOMINATOR:
Number of shares
  outstanding
  basic and diluted. . . .      1,793      1,793       1,793       1,793
                             ========   ========    ========    ========

Net income (loss)
  per share -
  basic and diluted. . . .   $   (.56)     (2.22)       (.54)      (2.61)
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

                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                JUNE 30,
                             -------------------     -------------------
                               2007       2006        2007        2006
                             --------   --------    --------    --------
Revenues:
  Property . . . . . . . .   $    558        479       2,396       1,035
  Agriculture  . . . . . .        569        466       1,015       1,025
  Golf . . . . . . . . . .        994         16       1,982         704
  Corporate. . . . . . . .        129        155         283         490
                             --------   --------    --------    --------
                             $  2,250      1,116       5,676       3,254
                             ========   ========    ========    ========
Operating income (loss):
  Property . . . . . . . .   $   (240)      (169)         77        (281)
  Agriculture  . . . . . .         54         (1)         63          16
  Golf . . . . . . . . . .         18       (722)        122        (838)
                             --------   --------    --------    --------
Operating income (loss). .       (168)      (892)        262      (1,103)

Corporate. . . . . . . . .     (1,289)    (1,867)     (1,549)     (2,799)
                             --------   --------    --------    --------
Income (loss) from
  continuing operations
  before income taxes. . .   $ (1,457)    (2,759)     (1,287)     (3,902)
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

      On April 9, 2007, the Company entered into a Plan and Agreement of Merger to merge KLLLC Mergerco, LLC ("KLLLC") with and into the Company (the "Merger Agreement"), which provided, subject to the terms and conditions of the Merger Agreement, that upon the effective time of the merger, each Class A Share would have been converted into the right to receive $43.25 in cash per share. Among the conditions to the Merger Agreement was that there shall be no pending or threatened litigation that could reasonably be expected (a) to have a material adverse effect on the business, financial condition or results of operations of the Company or KLLLC or (b) to increase the costs of the merger in any material respect.

      On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleges that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believes that the plaintiffs' claims are meritorious, because the cost of defending and/or settling the lawsuit could reasonably be expected to be material, KLLLC has terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares will remain as shareholders of the Company and the Company will continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 will not be pursued at this time. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1.0 million and reimbursement of costs and expenses in an amount not to exceed $50 thousand. The Company intends to defend itself against the request for fees and costs.

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

      As of June 30, 2007, the Company had cash and cash equivalents of approximately $33 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs including roadway construction, drainage and utilities, environmental remediation costs on existing and former properties, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

      A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3 million for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of June 30, 2007, the note had an outstanding principal and accrued interest balance of $9.7 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed in 2007. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. The funds will be withdrawn from the collateral account by the Company upon stage of completion of the subdivision improvements and release of the bonds.
During July and August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company closed on the sale of one lot in January 2007 and closed on the sale of one lot in August 2007. The Company is under contract for the sale of two additional lots, one that is scheduled to close during the fourth quarter of 2007 and one that is scheduled to close no later than April 2009.

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

      Cash and cash equivalents decreased and property, net increased in the accompanying balance sheets primarily due to the Kaanapali Coffee Farms development costs incurred partially offset by the sale of one lot and the release of restricted cash held as collateral for subdivision bonds.

      Other assets decreased due to the reduction in the first quarter of 2007 of the collateral for two subdivision bonds obtained in conjunction with the Kaanapali Coffee Farms project.

      Accounts payable and accrued expenses increased due to the accrual of development costs and retention holdback incurred for the Kaanapali Coffee Farms project.

      Sales and cost of sales increased due to the sale of one lot during the first quarter of 2007. Sales increased during the quarter ended
June 30, 2007 due to the shut-down of the golf course from May 1, 2006 through August 31, 2006 for renovations.

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

                  The Company's report on Form 8-K (File No. 0-50273) for
            June 15, 2007, filed on June 18, 2007 describing the termination of the merger of KLLLC Mergerco, LLC into Kaanapali Land, LLC was filed.

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


                              KAANAPALI LAND, LLC

                              By:   Pacific Trail Holdings, LLC
                                    (sole member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: August 13, 2007