Form 10-Q
period 2007-09-30
KAANAPALI LAND LLC
filed 2007-11-09
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


           For the Quarterly Period Ended September 30, 2007

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

As of October 31, 2007, the registrant had 1,792,613 shares of common stock outstanding.

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

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

               September 30, 2007 and December 31, 2006
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                       September 30,     December 31,
                                           2007             2006
                                       -------------     -----------

Cash and cash equivalents . . . . . . .     $ 28,625          39,624
Receivables, net. . . . . . . . . . . .          535             148
Property, net . . . . . . . . . . . . .      117,468         105,189
Prepaid pension costs . . . . . . . . .       31,365          29,150
Other assets. . . . . . . . . . . . . .        9,410          11,233
                                            --------        --------
                                            $187,403         185,344
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued
  expenses. . . . . . . . . . . . . . .     $  6,395           4,488
Deferred income taxes . . . . . . . . .       28,070          28,647
Accumulated postretirement benefit
  obligation. . . . . . . . . . . . . .        2,539           2,452
Other liabilities . . . . . . . . . . .       30,256          29,085
                                            --------        --------
        Total liabilities . . . . . . .       67,260          64,672

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 9/30/07 and
  12/31/06 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613). . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,357           5,357
Accumulated other comprehensive
  income. . . . . . . . . . . . . . . .        1,087           --
Accumulated earnings. . . . . . . . . .      113,699         115,315
                                            --------        --------
        Total stockholders' equity. .        120,143         120,672
                                            --------        --------
                                            $187,403         185,344
                                            ========        ========





              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

        Three and Nine Months Ended September 30, 2007 and 2006
                              (Unaudited)
             (Dollars in Thousands, except per share data)




                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30,        SEPTEMBER 30,
                            -------------------  -------------------
                               2007      2006      2007       2006
                             --------  --------  --------   --------
Revenues:
  Sales . . . . . . . . . .  $  3,458     5,170     7,982      6,945
  Interest and
    other income. . . . . .       412       832     1,564      2,311
                             --------  --------  --------   --------
                                3,870     6,002     9,546      9,256
                             --------  --------  --------   --------

Cost and expenses:
  Cost of sales . . . . . .     2,284     3,500     5,486      5,774
  Selling, general and
    administrative. . . . .     1,172     2,445     4,294      6,806
  Depreciation and
    amortization. . . . . .       322       267       961        788
                             --------  --------  --------   --------
                                3,778     6,212    10,741     13,368
                             --------  --------  --------   --------

  Operating income (loss)
    from continuing
    operations before
    income taxes. . . . . .        92      (210)   (1,195)    (4,112)

  Income tax benefit
    (expense) . . . . . . .       (29)   (2,752)      284     (3,530)
                             --------  --------  --------   --------

      Net income (loss) . .  $     63    (2,962)     (911)    (7,642)
                             ========  ========  ========   ========

Earnings per share:
  Net income (loss) . . . .  $    .03     (1.65)     (.51)     (4.26)
                             ========  ========  ========   ========


















              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

             Nine Months Ended September 30, 2007 and 2006
                              (Unaudited)
                        (Dollars in Thousands)



                                               2007          2006
                                             --------      --------

Net cash provided by (used in)
  operating activities. . . . . . . . .      $  4,041          (202)

Cash flows from investing activities:
  Property additions. . . . . . . . . .       (15,040)       (8,563)
                                             --------      --------

Net cash provided by (used in)
  investing activities. . . . . . . . .       (15,040)       (8,563)
                                             --------      --------

        Net increase (decrease) in
          cash and cash equivalents . .       (10,999)       (8,765)
        Cash and cash equivalents
          at beginning of period. . . .        39,624        51,677
                                             --------      --------
        Cash and cash equivalents
          at end of period  . . . . . .      $ 28,625        42,912
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

     Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be achieved in future periods.

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

     As of the date of adoption and after recognizing the impact of FIN 48, the Company's gross unrecognized tax benefits totaled approximately $10,500, with up to approximately $8,500 expected to reverse within three months of September 30, 2007, which would impact the effective tax rate. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $1,000 accrued for interest and no accrual for penalties at September 30, 2007.

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

(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed in 2007. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900, which is reported in Other Assets in the consolidated balance sheet. The funds will be withdrawn from the collateral account by the Company upon stage of completion of the subdivision improvements and release of the bonds. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company has closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October 2007, in addition to cash proceeds, the Company received non-interest-bearing promissory notes for $737 and $692, respectively. The promissory notes are due July 2009 and October 31, 2009.

The note received in August 2007 was discounted based on an imputed interest rate of 6% and the discount will be amortized over the term of the note.

(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage note secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of September 30, 2007, the note had an outstanding principal and accrued interest balance of $9,902. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 are as follows:
                            THREE MONTHS ENDED    NINE MONTHS ENDED
                               SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2007       2006       2007       2006
                           --------   --------   --------   --------
Service cost. . . . . . .  $      5          7         15         21
Interest cost . . . . . .       650        622      1,950      1,866
Expected return on
  plan assets . . . . . .    (1,215)    (1,175)    (3,645)    (3,525)
Recognized net
  actuarial (gain) loss .       160        130        480        390
                           --------   --------   --------   --------
Net periodic pension
  credit. . . . . . . . .  $   (400)      (416)    (1,200)    (1,248)
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

     Net periodic postretirement benefit cost for the three and nine months ended September 30, 2007 and 2006 includes the following components:

                            THREE MONTHS ENDED    NINE MONTHS ENDED
                               SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2007       2006       2007       2006
                           --------   --------   --------   --------
Interest cost . . . . . .  $     31         33         93         99
Amortization of
  net gain. . . . . . . .        (2)       (15)        (6)       (45)
                           --------   --------   --------   --------
Net periodic postretire-
  ment benefit cost . . .  $     29         18         87         54
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


(5)  INCOME TAXES

     Federal tax return examinations have been completed for all years through 2002. Refunds aggregating approximately $4,700 for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. Pursuant to a settlement agreed to with the IRS in 2006, no liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years, the Company agreed to adjust certain tax attributes, including the tax basis of assets. The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1,900. Other liabilities were reduced in the fourth quarter of 2006 due to the completion of Federal tax return examinations for the years 1998 to 2002 which were settled by the Company at amounts which reduced significantly the need for reserves for potential income tax exposure. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300. The statutes of limitations with respect to the Company's taxes for 2004 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.


(6)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Company is contingently liable under two subdivision bonds for approximately $16,000.

     At September 30, 2007, the Company's principal contractual obligations are approximately $9,700 for the completion of land improvements in conjunction with the Kaanapali Coffee Farms project.

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

     On or about February 23, 2001, KSCo, a company that was, prior to its dissolution, a subsidiary of Kaanapali Land, received a letter from the Hawaii Department of Health ("HDOH") assigning the former KSCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. KSCo responded to the letter soon after it was received. The United States Environmental Protection Agency ("EPA") later performed a visual inspection of the property and indicated there would be some testing performed. HDOH has performed some testing at the site and it is not known whether such test results, if any, will require any further response activities. However, as KSCo was substantially without assets and was dissolved, the ability of KSCo to perform any requested actions is doubtful.

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

     The deadline for filing proofs of claim against Oahu Sugar with the bankruptcy court passed in April 2006. Prior to the deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224,000, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, the EPA and the U.S. Navy filed a joint proof of claim that seeks to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $260, and additional anticipated response costs of between approximately $2,760 and $11,450. No specific justification of these costs, or what they are purported to represent, was included in the EPA/Navy proof of claim. Due to the insignificant amount of assets remaining in the debtor's estate, it is unclear whether the United States Trustee who has taken control of Oahu Sugar will take any action to contest the EPA/Navy claim, or how it will reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar.

     EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. Kaanapali Land is in the preliminary stages of evaluating the positions taken by the EPA. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land has nevertheless begun such settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating the site directly during a period when no lease was in force. Discussions with the Navy have also commenced. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

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

     Kaanapali Land, as successor by merger to other entities, and D/C, a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are in excess of 70 cases against D/C that are pending on the U.S. mainland (primarily in California). Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. There can be no assurances that these cases (or any of them) if adjudicated in a manner adverse to D/C, will not have a material adverse effect on the financial condition of D/C. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in this regard.

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

     In September 2007, the Company received further correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets.

     During the second quarter of 2007, the Company commenced portions of the required remedial work on these reservoirs. Some of this work was commenced in connection with improvements made to one of the reservoirs in order to construct the new non-potable water system servicing the Kaanapali Coffee Farms development. Such work has been substantially completed, however certain portions of the remedial work that are not associated with such improvements have not been commenced. The Company expects to address the remaining portions of such work during 2008.

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

     On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares will remain as shareholders of the Company and the Company will continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1,000 and reimbursement of costs and expenses in an amount not to exceed $50. The Company intends to defend itself against the request for fees and costs and is currently evaluating its options.

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

(7)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                            THREE MONTHS ENDED    NINE MONTHS ENDED
                               SEPTEMBER 30,        SEPTEMBER 30,
                           -------------------   -------------------
                             2007       2006       2007       2006
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)
NUMERATOR:
Net income (loss) . . . .  $     63     (2,962)      (911)    (7,642)
                           ========   ========   ========   ========

DENOMINATOR:
Number of shares
  outstanding
  basic and diluted . . .     1,793      1,793      1,793      1,793
                           ========   ========   ========   ========

Net income (loss)
  per share -
  basic and diluted . . .  $    .03      (1.65)      (.51)     (4.26)
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

                            THREE MONTHS ENDED    NINE MONTHS ENDED
                               SEPTEMBER 30,        SEPTEMBER 30,
                           -------------------   -------------------
                             2007       2006       2007       2006
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $  2,188      5,136      4,584      6,171
  Agriculture . . . . . .       506        363      1,521      1,388
  Golf. . . . . . . . . .     1,011        350      2,993      1,054
  Corporate . . . . . . .       165        153        448        643
                           --------   --------   --------   --------
                           $  3,870      6,002      9,546      9,256
                           ========   ========   ========   ========
Operating income (loss):
  Property. . . . . . . .  $    391      1,879        468      1,598
  Agriculture . . . . . .       224       (114)       287        (98)
  Golf. . . . . . . . . .        11       (604)       133     (1,442)
                           --------   --------   --------   --------
Operating income (loss) .       626      1,161        888         58

Corporate . . . . . . . .      (534)    (1,371)    (2,083)    (4,170)
                           --------   --------   --------   --------
Income (loss) from
  continuing operations
  before income taxes . .  $     92       (210)    (1,195)    (4,112)
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

     On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares will remain as shareholders of the Company and the Company will continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1.0 million and reimbursement of costs and expenses in an amount not to exceed $50 thousand. The Company intends to defend itself against the request for fees and costs.

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of September 30, 2007 of approximately $80 million, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

     As of September 30, 2007, the Company had cash and cash equivalents of approximately $29 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs including roadway construction, drainage and utilities, environmental remediation costs on existing and former properties, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3 million for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of September 30, 2007, the note had an outstanding principal and accrued interest balance of approximately $9.9 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed in 2007. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. The funds will be withdrawn from the collateral account by the Company upon stage of completion of the subdivision improvements and release of the bonds.
During July and August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company has closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October, 2007, in addition to cash proceeds the Company received non-interest-bearing promissory notes for approximately $737 thousand and $692 thousand, respectively. The promissory notes are due July 2009 and October 2009.
The Company is under contract for the sale of one additional lot that is scheduled to close no later than April 2009.

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

     Cash and cash equivalents decreased and property, net increased in the accompanying balance sheets primarily due to the Kaanapali Coffee Farms development costs incurred partially offset by the sale of two lots and the release of restricted cash held as collateral for subdivision bonds.

     Other assets decreased due to the reduction in the first quarter of 2007 of the collateral for two subdivision bonds obtained in conjunction with the Kaanapali Coffee Farms project.

     Accounts payable and accrued expenses increased due to the accrual of development costs and retention holdback incurred for the Kaanapali Coffee Farms project.

     Sales and cost of sales decreased for the three months ended
September 30, 2007 due to the sale of three lots during the third quarter of 2006 compared to the sale of one lot during the same period in 2007.
The decrease in sales was partially offset due to the shut-down of the golf course from May 1, 2006 through August 31, 2006 for renovations. Sales increased for the nine months ended September 30, 2007 due to the shut down of the golf course during 2006 for renovations.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: November 9, 2007