Form 10-K
period 2007-12-31
KAANAPALI LAND LLC
filed 2008-03-31
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934

For the fiscal year
ended December 31, 2007                  Commission File Number #0-50273

                           KAANAPALI LAND, LLC.
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

As of March 1, 2008, the registrant had approximately 1,792,613 Common Shares outstanding.

Documents incorporated by reference:  None

                             TABLE OF CONTENTS


                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 1A.     Risk Factors. . . . . . . . . . . . . . . . . .   10

Item 1B.     Unresolved Staff Comments . . . . . . . . . . .   15

Item 2.      Properties. . . . . . . . . . . . . . . . . . .   15

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   15

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   20

PART II

Item 5.      Market Price of and Dividends on the
             Registrant's Common Equity and
             Related Stockholder Matters . . . . . . . . . .   21

Item 6.      Financial Information . . . . . . . . . . . . .   21

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   22

Item 7A.     Quantitative and Qualitative Disclosures
             about Market Risk . . . . . . . . . . . . . . .   27

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   28

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . .   55

Item 9A.     Controls and Procedures . . . . . . . . . . . .   55

Item 9B.     Other Information . . . . . . . . . . . . . . .   55

PART III

ITEM 10.     Managers and Executive Officers
             of the Registrant . . . . . . . . . . . . . . .   56

Item 11.     Executive Compensation. . . . . . . . . . . . .   58

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   59

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   60

Item 14.     Principal Accountant Fees and Services. . . . .   60

PART IV

Item 15.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . .   61


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   63

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

      The Limited Liability Company Agreement of Kaanapali Land (the "LLC Agreement") provided for two classes of membership interests, "Class A Shares" and "Class B Shares", which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. The Class A Representative was further entitled to receive certain reports from the Company and meet with Company officials on a periodic basis. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. Reference is made to the LLC Agreement for a more detailed discussion of these provisions. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated or otherwise associated with Pacific Trail.

Class A Shares were issued under the Plan to claimants who had no such affiliation. Reference is made to Item 10 below for a further explanation of the LLC Agreement.

      Kaanapali Land distributed in the aggregate, approximately $1.8 million in cash and approximately 161,100 Class A Shares on account of the claims that were made under the Plan and does not anticipate making any further distributions under the Plan.

      Kaanapali Land issued all Class B Shares required to be issued under the Plan to Pacific Trail and those entities and individuals that were entitled to Class B Shares. As a consequence, Kaanapali Land had approximately 1,631,513 Class B Shares outstanding.

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

The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1.9 million. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300 thousand. In January 2008, the Company received notice from the IRS that their 2005 tax return has been selected for audit. The audit is in its early stages. The statutes of limitations with respect to the Company's tax returns for 2004 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

      KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations, except those relating to the Waikele Golf Course whose operations are conducted by another direct subsidiary of Kaanapali Land. KLC Land conducts all of its business through various subsidiaries. Those with remaining assets of significant net value include KLC Holdings Corp. ("KLC"), Pioneer Mill Company, LLC ("PMCo"), Kaanapali Land Management Corp. ("KLM" fka Kaanapali Development Corp.) and PM Land Company, LLC.

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

      KAANAPALI 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located in the Kaanapali resort area. There are an additional approximately 235 acres in the Lahaina, Maui, area known as Wainee, a portion of which may be developable. In addition, the Company completed the demolition and removal of the former Pioneer Mill sugar mill structures (except for certain minor storage facilities), thereby freeing up approximately 19 acres of land that is zoned for industrial use near the center of Lahaina, which may be used for retail and/or industrial development in the future. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of resort recreation, residential units and some commercial and recreational development sites, as well as affordable housing. While the oceanfront resort properties have been sold, most of the other Kaanapali 2020 lands continue to be owned by the Company. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan and the Wainee development, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. In Hawaii, the governmental entities have the right to impose limits or controls on growth in their communities through restrictive zoning, density reduction, impact fees and development requirements, which may affect materially utilization of the land and the costs associated with developing the land. In addition, a recent ordinance enacted by Maui County that requires, among other things, that up to fifty percent of new residential units qualify as affordable housing and therefore be sold at below market prices could adversely affect the profitability of future projects and render them unfeasible. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of the Maui lands. At this time, the only lands in Maui that have sufficient entitlements to commence development are those in Phase I of the Kaanapali Coffee Farms development, as described below.

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

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed in early to mid 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure those bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company has closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692, respectively. The promissory notes are due July 2009 and October 2009.

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

      The Company also owns several parcels, known collectively as the "Wainee Lands", which are located in Lahaina south of the mill site. The Wainee Lands include approximately 235 acres and are classified and zoned for agricultural use and will need to obtain land use and zoning reclassification in order to proceed with any development. The Company is conducting various meetings with the West Maui community, public officials and consultants to determine a plan for a portion of their lands. While it is likely that this development, if pursued, will contain a significant affordable housing component as required by county ordinance, the Company believes that these lands may be available for a number of uses compatible with the close proximity of them to the center of Lahaina, including both affordable and market housing and certain recreational and service uses. Therefore, the Company is considering several options for this land. The Company has been engaged in numerous legal actions to quiet title to its Wainee lands as a necessary predicate to such development. Such cases have generally been contested and, while the Company has been successful in the cases completed so far, a small number of them have survived summary judgment motions by the Company, which may ultimately require trials at uncertain additional cost and time to completion. As of the date hereof, one case has been tried and was decided in favor of the Company. This case and one other that was decided in the Company's favor on summary judgment have been appealed by certain defendants, but those appeals were either dismissed or decided in the Company's favor. At this time, no such cases are on appeal. There can be no assurance that any of these actions, whether now decided, still pending or yet to be filed, will regardless of their outcome permit the Wainee development to go forward on an economic basis.

      The Company also owns less than 100 acres of miscellaneous land parcels located on the Islands of Kauai, Maui and Oahu. These miscellaneous parcels primarily include land associated with now-closed sugar growing and processing operations, remnant parcels abutting infrastructure improvements from previously sold lands, such as strips along roadways, and water-related assets. It is not expected that upon sale these miscellaneous parcels will yield any significant cash proceeds to the Company. In addition, there are certain additional small parcels of land that appear to be owned by the Company in common with third parties or in which the Company may be able to assert ownership through various legal theories. One of those parcels has been the subject of a quiet title action that was brought by a third party that resulted in a settlement between PMCo and such third party, that will ultimately permit PMCo, after satisfaction of certain title and entitlement requirements, to split the proceeds of the sale of such parcel 50/50 with such third party. However, it is not expected that the ultimate net proceeds to the Company from such sale will be material to the Company. The Company continues to assess its option with respect to certain other co-tenancy parcels in the Lahaina area to determine whether the institution of proceedings to gain title thereto will be to the Company's benefit.

      AGRICULTURE

      HISTORIC OPERATIONS. A significant portion of the Company's revenues were formerly derived from agricultural operations primarily consisting of the cultivation, milling and sale of raw sugar. The last remaining operating sugar plantation of the Company, owned by a subsidiary of Kaanapali Land, was shut down at the end of 2000. In September 2001, the Company also ceased its coffee operations, which were owned by a subsidiary of Kaanapali Land. The Company leased, or granted limited licenses to operate, to a third party, certain portions of the Kaanapali 2020 land on which the coffee trees are located for the purpose of continuing agricultural coffee operations on such land. The lessee purchased the Company's coffee mill equipment during the first quarter of 2004.

      SEED CORN OPERATIONS. The Company's seed corn operations are located on former Maui sugar lands that are now part of the Kaanapali 2020 area. The Company earns modest income, under a contract with Monsanto Seed Company that generates approximately $1.2 million of annual gross revenue, to grow seed corn according to Monsanto's specifications. In addition to generating such revenue, this operation is otherwise advantageous, because the cultivated land helps control dust and soil erosion and keeps the fields green, to the benefit of the local community. The Company may seek to expand this operation if it believes it can provide suitable arable acreage with available irrigation water, find ready markets for its products and it can operate at a level of profitability that the Company deems sufficient. There can be no assurance that any expansion will occur or that current operations will remain profitable.

      GOLF

      The Company owns the golf course land and improvements and is responsible for the management and operation of an 18-hole golf course known as the Waikele Golf Course on Oahu. The Company ceased operations at the golf course effective March 1, 2006 for five months to allow for renovations of the golf course greens and facilities. The golf course resumed operations on September 1, 2006. The assets and operations of the Waikele Golf Course represent the entire golf segment for purposes of business segment information. The cost of the renovations and the shut-down of the course did not have a material adverse effect on the overall financial condition of the Company.

      For a description of financial information by segment, please read
Note 8 to the attached consolidated financial statements, which information is incorporated herein by reference.

      SIGNIFICANT ASSET SALES

      The Company has consummated various strategic sales of bulk land. These transactions were generally pursued in order to raise additional cash that would enhance the Company's ability to fund the Kaanapali 2020 developments including, but not limited to Kaanapali Coffee Farms, and other Company overhead costs. The Company currently has no outstanding agreements for the sale of land in bulk, but while this is not the current focus of the Company, it does from time to time in the ordinary course of business engage in discussions with third parties who may be interested in certain parcels.

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

      EMPLOYEES.

      At March 1, 2008, Kaanapali Land and its subsidiaries had employed approximately 60 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

      TRADEMARKS AND SERVICE MARKS.

      The Company maintains a variety of trademarks and service marks that support each of its business segments. These marks are filed in various jurisdictions, including the United States Patent and Trademark Office, the State of Hawaii Department of Commerce and Consumer Affairs and foreign trademark offices. The trademarks and service marks protect, among other things, the use of the term "Kaanapali" and related names in connection with the developments in the vicinity of the Kaanapali Resort area on Maui, the various trade names and service marks obtained in connection with the Company's coffee operations and the use of the term "Waikele" in connection with the Waikele golf course and related developments. Certain trademarks, trade names and service marks have also been registered in connection with the Kaanapali Coffee Farms development. Also protected are certain designs and logos associated with the names protected. Certain marks owned by the Company have been licensed to third parties, however, the income therefrom is not material to the Company's financial results. To the extent deemed advantageous in connection with the Company's ongoing businesses, to satisfy contractual commitments with respect to certain marks or where the Company believes that there are future licensing opportunities with respect to specific marks, the Company intends to maintain such marks to the extent necessary to protect their use relative thereto. The Company also intends to develop and protect appropriate marks in connection with its future land development activities.

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

      Maui's residential real estate market has experienced a slow down since the latter part of 2005 and through 2007 after it had experienced a recovery during 2003, 2004 and the first half of 2005. It is not clear how long the current slow down will last.

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

      GOVERNMENT REGULATIONS AND APPROVALS

      The current regulatory approval process for a project can take three to five years or more and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitle-ments are extremely difficult to obtain in Hawaii. There is often significant opposition from numerous groups - including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Certain ordinances adopted by the County of Maui in 2007 have placed additional requirements on developers, some of which may be difficult or expensive to satisfy. Other proposed ordinances that have not yet passed may place moratoria on new development while the County of Maui works toward the adoption of a new General Plan. It is currently unknown to what extent these new legislative initiatives will impact the cost or timing of the Company's planned developments.

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


RISKS RELATED TO HAWAIIAN REAL ESTATE AND DEVELOPMENT MARKETS

      The Kaanapali 2020 Development Plan (including, without limitation) Kaanapali Coffee Farms and Puukolii Mauka) and the development of the Wainee land, as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or pace of sales of properties or changes in costs of construction or development; increased government mandates; adverse changes in Hawaiian economic conditions, such as increased costs of labor, marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; changes in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

      The Company may, from time to time and to the extent economically advantageous, sell rezoned, undeveloped or partially developed parcels, such as portions of the Kaanapali 2020 Development Plan lands, the former Pioneer Mill site and/or the Wainee land. It intends to develop the balance of its lands for residential, resort, affordable housing, limited commercial and recreational purposes.

      Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. The September 11 attacks had a material adverse effect on tourism in the Kaanapali area immediately following the attacks, but the market rebounded during the period from 2002 into 2005 and the areas of primary and secondary residential homes, condominiums and time share units were relatively strong during this period. Markets have turned down significantly since late 2005, which has negatively impacted the volume of transactions completed in West Maui. At present the Company does not expect that current market conditions will materially impact pricing for its properties, but will instead impact the number of lots sold in the near term. No assurance can be given, however, as to whether current market conditions will again improve, or when, or as to whether pricing for the Company's land assets will ultimately soften.

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


RISKS RELATING TO NATURAL EVENTS

      The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production on the Company's lands. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult, and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material damage. While the damage to the smaller reservoir cited by the recent DLNR inspection will not require any immediate action, it is unclear at this time whether the DLNR will require any work on the larger reservoir even though the damage is located in a portion of the reservoir that is presently unused. There can be no assurance that the expense of doing such required work will not be material.

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

RISKS RELATED TO THE HAWAIIAN GOLF MARKET

      A subsidiary of Kaanapali Land owns the Waikele Golf Course on Oahu. The performance of golf courses in Hawaii depends heavily on the strength of the tourism industry in Hawaii. Thus, Kaanapali Land is subject to the risks generally associated with operating tourism-related businesses. These include adverse changes in national and international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars) and in national and international political situations that constrain travel, tourism and investment in Hawaii. The performance of golf courses in Hawaii is also affected by competition from comparable courses in the surrounding areas, which include a number of courses that have opened, reopened or been significantly upgraded in recent years as well as new courses that may open. There can be no assurance that additional courses will not be developed that will compete with the Waikele Golf Course.

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

      The Waikele Golf Course is not affiliated with an existing resort, but is located in a high-density residential area. The Waikele Golf Course has historically had a significant amount of Japanese tourist play as well as a high level of Hawaii resident play from the surrounding residential areas. During the 1980's and into the mid-1990's, Asian visitors comprised as much as half of the total rounds played at certain courses in Hawaii. With the downturn in the Japanese economy, there has been a significant drop in Asian visitors and this has had a material effect on Hawaiian golf course rounds. The mainland tourism market was very strong, particularly on the neighboring islands, prior to the terrorist attacks of September 11, but this had little direct impact on the Waikele Golf Course. Since September 11, the Asian visitor levels in Hawaii dropped precipitously and golf course rounds have dropped generally as at Hawaii golf courses. Asian tourist play is controlled by a relatively small number of tour operators who include golf as part of their tour packages. These operators are extremely price sensitive, which limits the ability of golf courses such as Waikele to increase greens fees. While Asian tourist visitation to Hawaii has rebounded somewhat in the past two years, it does not appear that this rebound has given a significant boost to the number of golf rounds being played on Oahu.

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

RISKS RELATING TO AGRICULTURE

      While agricultural revenues are relatively insignificant to the Company's financial success, competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it leases to third parties for the production of agricultural products. The Company currently earns a modest profit on its contract with Monsanto for the production of seed corn on a portion of its Kaanapali 2020 Development Plan land. Regulatory, political, economic and scientific issues, in addition to the normal risks attendant to the growing cycle for any crop, may all weigh in to make such contract uneconomic for Monsanto, with the result that ongoing revenues to the Company could be impaired in the future. Such is also the case with the Company's coffee crop, in particular because the Company incurs all the risks relating to the cost of growing and maintaining the trees and producing the crop (except for a minor portion of the coffee land that is leased to a third party who maintains the trees on such land), and a portion of the market risk attendant to the sale of the crop as well. That is because the harvesting and marketing of the crop has been contracted to a third-party grower, who is scheduled to pay the Company (or the homeowners' association with respect to the coffee land within Kaanapali Coffee Farms Phase I) only a modest fixed amount for the privilege of taking the coffee beans, with a more substantial payment due based on a percentage of revenues obtained from the crop by such grower.

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

ENVIRONMENTAL RISKS AND ENVIRONMENTAL REGULATION

      The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous toxic substances at, on, under or in its property. The costs of such removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the actual release or presence of such hazardous or toxic substances. The presence of such substances may adversely affect the owner's ability to sell or rent such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for the release of asbestos containing material into the air, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injuries associated with such materials, and prescribe specific methods for the removal and disposal of such materials. The cost of legal counsel and consultants to investigate and defend against these claims is often high and can significantly impact the Company's operating results, even if no liability is ultimately shown. No assurance can be given that the Company will not incur liability in the future for known or unknown conditions and any significant claims may have a material adverse impact on the Company.


ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not Applicable.


ITEM 2.  PROPERTIES

      LAND HOLDINGS.

      The major real properties owned by the Company are described under
Item 1. Business.


ITEM 3.  LEGAL PROCEEDINGS

      Material legal proceedings of the Company are described below.
Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor was a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. However, any judgments rendered therein were subject to the distribution provisions of the Plan, which resulted in the entitlement of such claims to proceeds that were substantially less than the face amount of such judgments. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. All other claims have been satisfied. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed. However, two such subsidiaries, Oahu Sugar and DC Distribution, filed subsequent petitions for liquidation under Chapter 7 of the bankruptcy code in April 2005 and July 2007, respectively), as described below.

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

      On or about February 23, 2001, The Lihue Plantation Company, Limited, subsequently known as LPC Corporation ("LPCo") received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern relative to LPCo's former operations including the herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. However, as LPCo was substantially without assets and has dissolved, the ability of LPCo to perform any requested actions is doubtful.

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

      On or about July 19, 2007, at the request of the Hawaii Department of Health and as a result of a report of vandalism and spilled transformer fluid at a former transformer site, an inspection of various former transformer sites on Maui was conducted. As a result of the inspection, oil was tested for possible contaminants, drained from various transformers, and disposed of in accordance with requirements of law. At one site, there was spillage of transformer fluid that required remediation. The Company is in the process of remediating the spilled transformer fluid and is undertaking steps to complete the remediation in accordance with law.

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

      The deadline for filing proofs of claim with the bankruptcy court passed in April 2006. Prior to the deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224 million, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, the EPA and the U.S. Navy filed a joint proof of claim that seeks to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $.3 million, and additional anticipated response costs of between approximately $2.8 million and $11.5 million. No specific justification of these costs, or what they are purported to represent, was included in the EPA/Navy proof of claim. Due to the insignificant amount of assets remaining in the debtor's estate, it is unclear whether the United States Trustee who has taken control of Oahu Sugar will take any action to contest the EPA/Navy claim, or how it will reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar.

      EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land has nevertheless begun such settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. Discussions with the Navy have also commenced. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

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

The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1.9 million. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300 thousand. In January 2008, the Company received notice from the IRS that their 2005 tax return has been selected for audit. The audit is in its early stages. The statutes of limitations with respect to the Company's tax returns for 2004 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

      Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are a substantial number of cases that are pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on D/C's prior distribution business operations in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases has nevertheless had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in the regard.

      On February 15, 2005, D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party has been served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff sought, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies were exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C filed an answer and an amended cross-claim. D/C believed that it had meritorious defenses and positions, and intended to vigorously defend. In addition, D/C believed that it was entitled to amounts from plaintiffs for reimbursement and recoupment of amounts expended by D/C on the lawsuits previously tendered. In order to fund such action and its other ongoing obligations while such lawsuit continued, D/C entered into a Loan Agreement and Security Agreement with Kaanapali Land, in August 2006, whereby Kaanapali Land provided certain advances against a promissory note delivered by D/C in return for a security interest in any D/C insurance policy at issue in this lawsuit. In June 2007, the parties settled this lawsuit with payment by plaintiffs in the amount of $1.6 million. Such settlement amount was paid to Kaanapali Land in partial satisfaction of the secured indebtedness noted above.

      Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code during July 2007, Case No. 07-12776. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing.

      The Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material damage. While the damage to the smaller reservoir cited by the recent DLNR inspection will not require any immediate action, it is unclear at this time whether the DLNR will require any work on the larger reservoir even though the damage is located in a portion of the reservoir that is presently unused. There can be no assurance that the expense of doing such required work will not be material.

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

      On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares will remain as shareholders of the Company and the Company will continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1,000 and reimbursement of costs and expenses in an amount not to exceed $50. On February 28, 2008, the Court entered an order dismissing the case with prejudice and ordering the Company to pay plaintiff $250,000 in fees and costs. The payment was made.

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

                                  PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of December 31, 2007 there were approximately 710 holders of record of the Company's 1,792,613 Common Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual K-1 reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2007, 2006 and 2005 and the Company does not anticipate making any distributions for the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

                          KAANAPALI LAND, LLC (a)
     For the years ended December 31, 2007, 2006, 2005, 2004 and 2003
              (Dollars in Thousands Except Per Share Amounts)

                         2007      2006      2005      2004      2003
                       --------  --------  --------  --------  --------
Total revenues . . . . $ 12,674    11,547    37,251    13,916    63,783
                       ========  ========  ========  ========  ========
Net income from
 continuing opera-
 tions . . . . . . . . $  1,418     1,612    21,042     4,887    10,502
                       ========  ========  ========  ========  ========

Income from
 continuing
 operations per
 share, basic
 and diluted . . . . . $    .79       .90     11.74      2.73      5.86
                       ========  ========  ========  ========  ========

Total assets . . . . . $186,289   185,344   187,875   179,401   189,473
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

      On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares will remain as shareholders of the Company and the Company will continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1.0 million and reimbursement of costs and expenses in an amount not to exceed $50 thousand. On February 28, 2008, the Court entered an order dismissing the case with prejudice and ordering the Company to pay plaintiff $250 thousand in fees and costs. The payment was made.

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002. Such note matures on October 31, 2011 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

      At December 31, 2007, the Company had cash and cash equivalents of approximately $24 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs including roadway construction, drainage and utilities, environmental remediation costs on existing and former properties, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

      A subsidiary of Kaanapali Land holds a mortgage note secured by the Waikele Golf Course in the original principal amount of approximately $7.2 million. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3 million for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of December 31, 2007 the note had an outstanding principal and accrued interest balance of $9.9 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed in early 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure those bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company has closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692, respectively. The promissory notes are due July 2009 and October 2009.

      During January 2008 the Company became aware of an unsolicited tender offer for shares made jointly by SCM Special Fund, LLC; Sutter Opportunity Fund 4, LLC; MPF Flagship Fund II, LLC; MPF Dewaay Premier Fund 4, LLC; and MPF Special Fund 8, LLC to purchase up to 32,000 Shares of the Company for $30 per share. Pacific Trails, the manager of the Company, considered certain matters and concluded that it would express no opinion and will remain neutral with respect to the offer. The Company has since received notice from the offerors that they have terminated the offer.

      During 2008, the Company entered into an agreement in principal with Stephen Lovelette ("Lovelette"), an executive vice president of the Company, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares are expected to have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares are expected to become 50% vested at the time of grant, an additional 25% will vest on December 31, 2008 if Lovelette remains employed by the Company through that date the remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date.

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

      2007 COMPARED TO 2006

      Cash and cash equivalents decreased and property, net increased in the accompanying balance sheets primarily due to the Kaanapali Coffee Farms development costs incurred partially offset by the sale of three lots and the release of restricted cash held as collateral for subdivision bonds.

      Other assets decreased due to the reduction in the first quarter of 2007 of the collateral for the two subdivision bonds obtained in conjunction with the Kaanapali Coffee Farms project.

      Accounts payable and accrued expenses increased due to the accrual of development costs and amounts withheld from periodic payments until final completion of the contract requirements for the Kaanapali Coffee Farms project.

      Other liabilities decreased primarily due to the net reduction of certain reserves of approximately $4 million related to contingencies which originated in prior years and were resolved in 2007. The offset of the net reduction in reserves is reflected in selling, general and administrative expenses.

      Increase in sales resulted from the golf course having a full year of operations in 2007 compared to the golf course being closed for five months during 2006 for renovations.

      Decrease in interest income resulted from the decrease in cash and cash equivalents due to the Kaanapali Coffee Farms development costs incurred.

      Selling, general and administrative expenses increased primarily due to the reduction of certain reserves of approximately $7.5 million in 2006 compared to the decrease in reserves in the current year of approximately $4 million, as noted above.

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

      Accounts payable and accrued expenses increased due to the accrual of development costs and amounts withheld from periodic payments until final completion of the contract requirements for the Kaanapali Coffee Farms project.

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

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            KAANAPALI LAND, LLC

                                   INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended
  December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended
  December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Managing Member and Stockholders
Kaanapali Land, LLC


We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.






                                        /s/ Ernst & Young LLP




Chicago, Illinois
March 22, 2008

                            KAANAPALI LAND, LLC

                        Consolidated Balance Sheets

                        December 31, 2007 and 2006
                 (Dollars in Thousands, except share data)


                                A S S E T S
                                -----------
                                                       2007      2006
                                                     --------  --------

Cash and cash equivalents. . . . . . . . . . . . .   $ 24,050    39,624
Receivables, net . . . . . . . . . . . . . . . . .        104       148
Property, net. . . . . . . . . . . . . . . . . . .    118,485   105,189
Pension Plan Assets. . . . . . . . . . . . . . . .     33,346    29,150
Other assets . . . . . . . . . . . . . . . . . . .     10,304    11,233
                                                     --------  --------
                                                     $186,289   185,344
                                                     ========  ========


                           L I A B I L I T I E S
                           ---------------------

Accounts payable and accrued expenses. . . . . . .   $  5,093     4,488
Deferred income taxes. . . . . . . . . . . . . . .     30,888    28,647
Accrued benefit obligation . . . . . . . . . . . .      2,181     2,452
Other liabilities. . . . . . . . . . . . . . . . .     25,092    29,085
                                                     --------  --------
        Total liabilities. . . . . . . . . . . . .     63,254    64,672

Commitments and contingencies


                   S T O C K H O L D E R S'  E Q U I T Y
                   -------------------------------------

Common stock, at 12/31/07 and 12/31/06
  Shares authorized - 4,500,000; shares
  issued 1,792,613 . . . . . . . . . . . . . . . .      --        --
Additional paid-in capital . . . . . . . . . . . .      5,357     5,357
Accumulated other comprehensive income,
  net of tax . . . . . . . . . . . . . . . . . . .      1,650     --
Accumulated earnings . . . . . . . . . . . . . . .    116,028   115,315
                                                     --------  --------

        Total stockholders' equity . . . . . . . .    123,035   120,672
                                                     --------  --------

                                                     $186,289   185,344
                                                     ========  ========














                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Operations

               Years ended December 31, 2007, 2006 and 2005
              (Dollars in Thousands Except Per Share Amounts)

                                            2007       2006      2005
                                          --------   --------  --------
Revenues:
  Sales. . . . . . . . . . . . . . . . .  $ 10,481      8,274    34,988
  Interest and other income. . . . . . .     2,193      3,273     2,263
                                          --------   --------  --------
                                            12,674     11,547    37,251
                                          --------   --------  --------
Cost and expenses:
  Cost of sales. . . . . . . . . . . . .     7,360      7,255    17,213
  Reduction of post-retirement
    benefit obligation . . . . . . . . .     --         --         (206)
  Selling, general and administrative. .     1,433        761    (5,083)
  Interest . . . . . . . . . . . . . . .     --         --          168
  Depreciation and amortization. . . . .     1,279      1,054     1,040
                                          --------   --------  --------
                                            10,072      9,070    13,132
                                          --------   --------  --------
Operating income . . . . . . . . . . . .     2,602      2,477    24,119

  Income tax expense . . . . . . . . . .    (1,184)      (865)   (3,077)
                                          --------   --------  --------

        Net income . . . . . . . . . . .  $  1,418      1,612    21,042
                                          ========   ========  ========
Earnings per share:
  Net income, basic and diluted. . . . .  $    .79        .90     11.74
                                          ========   ========  ========
































               The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

              Consolidated Statements of Stockholders' Equity

               Years ended December 31, 2007, 2006 and 2005
                          (Dollars in Thousands)



                                                       Accumu-
                                                       lated
                                           Accumu-     Other      Total
                               Additional  lated       Compre-    Stock-
                      Common    Paid-In    (Deficit)   hensive    holders'
                      Stock     Capital    Earnings    Income     Equity
                     --------  ---------   --------   --------   --------

Balance at
  December 31,
  2004 . . . . . .   $    --       5,357     92,661      --        98,018

Net income . . . .        --       --        21,042      --        21,042
                     --------   --------   --------   --------   --------
Balance at
  December 31,
  2005 . . . . . .        --       5,357    113,703      --       119,060

Net income . . . .        --       --         1,612      --         1,612
                     --------   --------   --------   --------   --------
Balance at
  December 31,
  2006 . . . . . .        --       5,357    115,315      --       120,672

Adjustment to
  adopt FIN 48 . .        --       --          (705)     --          (705)

Other comprehensive
  income, net
  of tax . . . . .        --       --         --         1,650      1,650

Net income . . . .        --       --         1,418      --         1,418
                     --------   --------   --------   --------   --------
Balance at
  December 31,
  2007 . . . . . .   $    --       5,357    116,028      1,650    123,035
                     ========   ========   ========   ========   ========





















                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Cash Flows

               Years ended December 31, 2007, 2006 and 2005
                          (Dollars in Thousands)


                                            2007       2006      2005
                                          --------   --------  --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . .  $  1,418      1,612    21,042
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operations:
    Property sales, disposals and
      retirements, net . . . . . . . . .     2,770      2,666    13,825
    Depreciation and amortization. . . .     1,279      1,054     1,040
  Changes in operating assets and
   liabilities:
    Receivables, net . . . . . . . . . .        44      4,587    (4,290)
    Pension Plan Assets. . . . . . . . .    (2,631)    (1,677)     (935)
    Accrued benefit obligation . . . . .      (186)      (264)     (551)
    Collateral deposit . . . . . . . . .     2,429      --       (8,333)
    Accounts payable, accrued
      expenses and other . . . . . . . .    (5,593)    (3,894)   (8,613)
    Deferred income taxes. . . . . . . .     2,241        450     3,077
                                          --------   --------  --------
Net cash provided by (used in)
  operating activities . . . . . . . . .     1,771      4,534    16,262
                                          --------   --------  --------

Cash flows from investing activities:
  Property additions . . . . . . . . . .   (17,345)   (16,587)   (3,151)
                                          --------   --------  --------
Net cash provided by (used in)
  investing activities . . . . . . . . .   (17,345)   (16,587)   (3,151)
                                          --------   --------  --------

                            KAANAPALI LAND, LLC

               Years ended December 31, 2007, 2006 and 2005
                          (Dollars in Thousands)


                                            2007       2006      2005
                                          --------   --------  --------
Cash flows from financing activities:
  Net repayments of debt . . . . . . . .     --         --       (7,178)
                                          --------   --------  --------
        Cash used in
          financing activities . . . . .     --         --       (7,178)
                                          --------   --------  --------
        Net increase (decrease) in
          cash and cash equivalents. . .   (15,574)   (12,053)    5,933

        Cash and cash equivalents
          at beginning of year . . . . .    39,624     51,677    45,744
                                          --------   --------  --------
        Cash and cash equivalents
          at end of year . . . . . . . .  $ 24,050     39,624    51,677
                                          ========   ========  ========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest . . . . . . . .  $  --         --          168
                                          ========   ========  ========

  Cash received (paid) for
    income taxes . . . . . . . . . . . .  $    129      4,397     --
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

      In accordance with the Plan, a maximum of 1,863,000 shares of Kaanapali Land were issuable. At December 31, 2007, approximately 1,793,000 Common Shares were issued and outstanding and Kaanapali Land believes that no further shares will be issued under the Plan.

      Kaanapali Land's membership interests are denominated as "Shares" and were divided into two classes: the Class A Shares, which were publicly held and "Class B Shares" which were generally held by affiliates of Kaanapali Land. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated Company Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007.

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

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      The Company adopted the provisions of FASB issued Interpretation
No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

      The Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years that ended after December 15, 2006.

      The incremental effects of adopting the provisions of Statement 158 on the Company's statement of financial position are presented in the following table. The adoption of Statement 158 had no effect on the Company's consolidated statement of income for any period presented.


                                                            As Reported
                               Prior to       Effect of          at
                               Adopting       Adopting      December 31,
                             Statement 158  Statement 158       2007
                             -------------  -------------   ------------

Prepaid pension cost . . .       $ 30,727          2,619         33,346
(Accrued) other post-
  retirement liability . .         (2,273)            93         (2,180)
Accumulated other
  comprehensive income,
  before tax . . . . . . .          --            (2,712)        (2,712)

      Included in accumulated other comprehensive income at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension/post-retirement cost: unrecognized prior service costs of $6 ($4 net of tax) and unrecognized actuarial gains $2,718 ($1,654 net of tax). The prior service cost and actuarial gains included in accumulated other comprehensive income and expected to be recognized in net periodic pension/post-retirement cost during the fiscal year ended December 31, 2008 is $2, ($1 net of tax), and $362 ($221 net of tax), respectively.

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

      RECEIVABLES

      The allowance for doubtful receivables was $100 and $100 at December 31, 2007 and 2006, respectively.

      LAND DEVELOPMENT

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed in early to mid 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure those bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company has closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692, respectively. The promissory notes are due July 2009 and October 2009.

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

      PROPERTY

      Property is stated at cost. Depreciation is based on the straight-line method over the estimated economic lives of 15-40 years for the Company's depreciable land improvements, 3-18 years for machinery and equipment, or the lease term if less. At December 31, 2007, the Company held approximately $1,900 of non-depreciable land improvements and approximately $4,100 of depreciable land improvements, relating principally to the Waikele Golf Course, which are being depreciated over their estimated 15-year useful life. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

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

                                                   2007          2006
                                                 --------      --------
  Property, net:
    Land . . . . . . . . . . . . . . . . . .     $100,957        87,578
    Land improvements. . . . . . . . . . . .        1,886         1,886
    Buildings. . . . . . . . . . . . . . . .       19,700        19,452
    Machinery and equipment. . . . . . . . .        4,763         3,815
                                                 --------      --------
                                                  127,306       112,731
    Accumulated depreciation . . . . . . . .       (8,821)       (7,542)
                                                 --------      --------
    Property, net. . . . . . . . . . . . . .     $118,485       105,189
                                                 ========      ========

      Land held for sale of approximately $27,400 and $19,000, representing primarily Kaanapali Coffee Farms, was included in Property in the consolidated balance sheets at December 31, 2007 and December 31, 2006, respectively, and was carried at the lower of cost or fair value less cost to sell. No land is currently in use except for the land associated with the Waikele Golf Course (carrying value of approximately $8,000 at December 31, 2007), certain Kaanapali 2020 land that has been set aside for the Company's seed corn operations and certain acreage of coffee trees that have been leased to a third party plus additional coffee acreage being maintained to support the Company's land development program.

      The Company's principal property holdings are on the island of Maui (including approximately 4,000 acres known as Kaanapali 2020, of which approximately 1,500 acres is classified as conservation land which precludes development) and have a carrying value of approximately $78,000. In addition, the Company's property holdings on the island of Oahu have a carrying value of approximately $27,000. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

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


(2)  MORTGAGE NOTE PAYABLE

      A subsidiary of Kaanapali Land holds a mortgage note secured by the Waikele Golf Course in the original principal amount of $7,178. The proceeds of the mortgage note were used to pay off a $7,178 mortgage held by an unrelated third party in March 2005. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of December 31, 2007 the note had an outstanding principal and accrued interest balance of approximately $9,900. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.


(3)  RENTAL ARRANGEMENTS

      The Company has rented, as lessee, various land, facilities and equipment under operating leases. Most land leases provided for renewal options and minimum rentals plus contingent payments based on revenues or profits. The Company has formerly been involved in various sandwich leases for land.

      The Company leased various office spaces with average annual rental of approximately $35 per year. Leases that expired at various times in 2006 were not renewed beyond the end of 2006. Although the Company was a party to certain other leasing arrangements, none of them were material.


(4)  EMPLOYEE BENEFIT PLANS

      (a)   PENSION PLANS

      As of December 31, 2007, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Accordingly, there is no difference between the accumulated benefit obligation and the projected benefit obligation. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

      The following tables summarize the components of the change in pension benefit obligations, plans assets and funded status of the Company's defined benefit pension plan at December 31, 2007 and 2006.

                                                       2007      2006
                                                      -------   -------

  Benefit obligation at beginning of year. . . . . .  $47,489    46,066
  Service cost . . . . . . . . . . . . . . . . . . .       18        16
  Interest cost. . . . . . . . . . . . . . . . . . .    2,583     2,494
  Actuarial (gain) loss. . . . . . . . . . . . . . .     (227)    3,202
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,013)   (4,289)
                                                      -------   -------
  Benefit obligation at end of year. . . . . . . . .   45,850    47,489
                                                      -------   -------

  Fair value of plan assets at beginning of year . .   77,726    72,495
  Actual return on plan assets . . . . . . . . . . .    5,483     9,520
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,013)   (4,289)
                                                      -------   -------
  Fair value of plan assets at end of year . . . . .   79,196    77,726
                                                      -------   -------

  Funded status. . . . . . . . . . . . . . . . . . .  $33,346    30,237
                                                      =======
  Unrecognized net actuarial (gain) loss . . . . . .             (1,095)
  Unrecognized prior service cost. . . . . . . . . .                  8
                                                                -------
  Prepaid pension cost . . . . . . . . . . . . . . .            $29,150
                                                                =======

      At December 31, 2007, approximately 46% of the plan's assets are invested in equity securities, 19% in fixed income funds and 35% in alternative strategies.

      The components of the net periodic pension credit for the years ended December 31, 2007, 2006 and 2005 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:
                                             2007      2006       2005
                                            -------   -------   -------
  Service cost . . . . . . . . . . . . . .  $    18        16        28
  Interest cost. . . . . . . . . . . . . .    2,583     2,494     2,573
  Expected return on plan assets . . . . .   (4,869)   (4,698)   (4,367)
  Recognized net actuarial gain loss . . .      689       510       922
  Amortization of prior service cost . . .        2         1         1
                                            -------   -------   -------
  Net periodic pension credit. . . . . . .  $(1,577)   (1,677)     (843)
                                            =======   =======   =======

      The principal assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

  As of January 1,                           2007      2006       2005
  ----------------                          -------   -------   -------

  Discount rate. . . . . . . . . . . . . .    5.65%     5.65%      5.9%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.0%
                                            =======   =======   =======

  As of December 31,                         2007      2006       2005
  ------------------                        -------   -------   -------

  Discount rate. . . . . . . . . . . . . .    5.75%     5.65%      5.9%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%
                                            =======   =======   =======

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.0%
                                            =======   =======   =======

      The above long-term rates of return were selected based on historical asset returns and expectations of future returns.

      The measurement date is December 31, the last day of the corporate fiscal year. The accumulated benefit obligation at December 31, 2007 and 2006 equals approximately $46,000 and $47,000, respectively.

      A comparison of the market value of the Pension Plan's net assets with the present value of the benefit obligations indicates the Company's ability at a point in time to pay future benefits. The fair value of the Pension Plan's assets available for benefits will fluctuate and certain future obligations of the Pension Plan may be subject to bargaining unit agreements.

      There was no contribution required in 2007 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

      The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

      The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

                                               Amounts
                                               -------

            2008 . . . . . . . . . . . . .     $ 3,866
            2009 . . . . . . . . . . . . .       3,710
            2010 . . . . . . . . . . . . .       3,628
            2011 . . . . . . . . . . . . .       3,451
            2012 . . . . . . . . . . . . .       3,341
            2013-2017. . . . . . . . . . .      15,095

      (b)   RETIREE HEALTH AND LIFE INSURANCE BENEFITS

      In addition to providing pension benefits, a subsidiary of KLC Land currently provides certain healthcare and life insurance benefits to certain eligible retired employees. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles and copayments. The postretirement life insurance plan is non-contributory and is unfunded. Kaanapali Land has not assumed any obligation to fund the cost of any ongoing benefits on behalf of any of its affiliates.

      For measuring the expected postretirement benefit obligation, a 9% annual rate of increase in the per capita claims cost was assumed through 2007. The healthcare cost trend rate assumption currently has a minimal effect on the amount of the obligation and periodic cost reported. An increase (decrease) in the assumed healthcare trend rate by 1% in 2007 would increase (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2007 by $1 and $(1), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $1 and $(1), respectively.

      The costs of post-retirement healthcare benefits for the year ended December 31, 2007, 2006 and 2005 were as follows:

                                          2007        2006      2005
                                          Total       Total     Total
                                         -------     -------   -------

Service cost . . . . . . . . . . . .     $   --         --          19
Interest cost. . . . . . . . . . . .         125         130       167
Amortization of net gain . . . . . .          (9)        (61)      (53)
Recognized settlement gain . . . . .         --         --        (339)
                                         -------     -------   -------
Net periodic postretirement
  benefit cost/(income). . . . . . .     $   116          69      (206)
                                         =======     =======   =======

      The following table sets forth the plans' change in accumulated post-retirement benefit obligation and benefit cost as of December 31, 2007 and 2006 as follows:

                                           December 31,   December 31,
                                               2007           2006
                                           ------------   ------------

Benefit obligation at beginning of year.        $ 2,367          2,473
Interest cost. . . . . . . . . . . . . .            125            130
Actuarial losses (gain). . . . . . . . .            (16)            97
Employer contribution. . . . . . . . . .           (295)          (333)
                                                -------        -------
Benefit obligation at end of year. . . .        $ 2,181          2,367
Unrecognized net actuarial gain. . . . .        =======             85
                                                               -------
Accumulated post retirement
  benefit cost . . . . . . . . . . . . .                       $ 2,716
                                                               =======

      The Company does not fund its postretirement healthcare plan. Accordingly, as of December 31, 2007 and 2006, the postretirement healthcare plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2007 and 2006 (in thousands):


                                                    2007        2006
                                                  --------    --------

Fair value of plan assets at
  beginning of year. . . . . . . . . . . . . .    $   --          --
Company contributions. . . . . . . . . . . . .         294         333
Plan participants' contributions . . . . . . .         469         458
Benefits paid. . . . . . . . . . . . . . . . .        (763)       (791)
                                                  --------    --------
Fair value of plan assets at
  end of year. . . . . . . . . . . . . . . . .    $   --          --
                                                  ========    ========

      The subsidiary's expected contributions for 2008 through 2012 are approximately $260 for each year of the five year period.

      A 9% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2007. The rate was assumed to decrease to 8% for 2008, 7% for 2009 and 6% thereafter.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.75% as of December 31, 2007 and 5.65% as of December 31, 2006.

      The estimated future employer paid benefits under the Company's postretirement healthcare plan are as follows (in thousands):

                                               Amounts
                                               -------
            2008 . . . . . . . . . . . . .     $   294
            2009 . . . . . . . . . . . . .         279
            2010 . . . . . . . . . . . . .         261
            2011 . . . . . . . . . . . . .         244
            2012 . . . . . . . . . . . . .         229
            2013-2017. . . . . . . . . . .         900

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


(5)   INCOME TAXES

      The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a net increase of $705 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had approximately $10,500 in gross unrecognized tax benefits. At December 31, 2007, the gross unrecognized tax benefits accrued for within other liabilities on the Consolidated Balance Sheets decreased to approximately $2,000 due to the lapsing of applicable statutes of limitations.

      The Company recognizes net interest and penalties related to unrecognized tax benefits in income tax expense. The gross amount of interest and penalties reflected in the Consolidated Statement of Income for the year ended December 31, 2007 was $126. The Consolidated Balance Sheets at December 31, 2007 and January 1, 2007 include $126 and $705, respectively, accrued for the potential payment of interest and penalties.

      Income tax expense attributable to income from continuing operations for the years ended December 31, 2007, 2006 and 2005 consists of:

                                       Current     Deferred     Total
                                       --------    --------    --------
     Year ended December 31, 2007:
       U.S. federal. . . . . . . . .   $  --          1,066       1,066
       State . . . . . . . . . . . .      --            118         118
                                       --------    --------    --------
                                       $  --          1,184       1,184
                                       ========    ========    ========
     Year ended December 31, 2006:
       U.S. federal. . . . . . . . .   $  --            484         484
       State . . . . . . . . . . . .        327          54         381
                                       --------    --------    --------
                                       $    327         538         865
                                       ========    ========    ========
     Year ended December 31, 2005:
       U.S. federal. . . . . . . . .   $  --          2,762       2,762
       State . . . . . . . . . . . .      --            315         315
                                       --------    --------    --------
                                       $  --          3,077       3,077
                                       ========    ========    ========

      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:
                                         2007        2006        2005
                                       --------    --------    --------
Provision at statutory rate. . . . .   $    910         867       8,442
Increase (reduction) in income
 taxes resulting from:
  Increase (reduction) in
    valuation allowance. . . . . . .      1,644         834      (4,893)
  Other, net . . . . . . . . . . . .     (1,370)       (836)       (472)
                                       --------    --------    --------
      Total. . . . . . . . . . . . .   $  1,184         865       3,077
                                       ========    ========    ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2007 and 2006 are as follows:
                                                     2007        2006
                                                   --------    --------
    Deferred tax assets:
      Post retirement benefits . . . . . . . . .   $   (851)       (956)
      Reserves related primarily to losses
        on divestitures. . . . . . . . . . . . .     (8,249)     (8,492)
      Loss carryforwards . . . . . . . . . . . .     (5,064)     (3,421)
      Tax credit carryforwards . . . . . . . . .     (2,816)     (2,816)
      Other, net . . . . . . . . . . . . . . . .     (1,184)     (1,081)
                                                   --------    --------
        Total deferred tax assets. . . . . . . .    (18,164)    (16,767)
        Less - valuation allowance . . . . . . .      7,880       6,237
                                                   --------    --------
        Net deferred tax assets. . . . . . . . .    (10,284)    (10,531)
                                                   --------    --------

                                                     2007        2006
                                                   --------    --------
    Deferred tax liabilities:
      Property, plant and equipment,
        principally due to purchase
        accounting adjustments,
        net of impairment charges. . . . . . . .     27,407      27,086
      Prepaid pension and core retirement
        award costs. . . . . . . . . . . . . . .     13,765      12,091
                                                   --------    --------
          Total deferred tax liabilities . . . .     41,172      39,177
                                                   --------    --------
          Net deferred tax liability . . . . . .   $ 30,888      28,647
                                                   ========    ========

      The Company at December 31, 2007 has net operating loss carryforwards ("NOLs") of approximately $46,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $9,000 originated in 2006 and 2007, and the state NOLs begin to expire in 2010.

      Federal tax return examinations have been completed for all years through 2002. Refunds aggregating approximately $4,700 for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. Pursuant to a settlement agreed to with the IRS in 2006, no liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years, the Company agreed to adjust certain tax attributes, including the tax basis of assets. The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1,900. Other liabilities were reduced in the fourth quarter of 2006 due to the completion of Federal tax return examinations for the years 1998 to 2002 which were settled by the Company at amounts which reduced significantly the need for reserves for potential income tax exposure. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300. In January 2008, the Company received notice from the IRS that their 2005 tax return has been selected for audit.

The audit is in its early stages. The statutes of limitations with respect to the Company's taxes for 2004 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.


(6)   TRANSACTIONS WITH AFFILIATES

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2007, 2006 and 2005 was approximately $48, $74 and $13, respectively, all of which was paid as of December 31, 2007.

      The Company pays a non-accountable reimbursement of $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2007.

      The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, Management Services, LLC, and JMB Financial Advisors, LLC, during 2007. The total costs for the years ended 2007, 2006 and 2005 were approximately $2,425, $2,675 and $2,400, respectively, of which approximately $1,374 was unpaid as of December 31, 2007.


(7)   COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Company, at December 31, 2007, is contingently liable under two subdivision bonds for approximately $15,900. In February 2008, one of the two bonds for $11,300 was released.

      Material legal proceedings of the Company are described below.
Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. In proceedings filed prior to the Petition Date where a Debtor is a defendant, such proceedings were stayed as against such Debtor by the filing of the Reorganization Case. However, any judgments rendered therein were subject to the distribution provisions of the Plan, which resulted in the entitlement of such claims to proceeds that were substantially less than the face amount of such judgments. Those proceedings could continue since the Plan Effective Date had occurred so long as the plaintiffs therein filed timely claims under the Plan. However, any judgments rendered therein were subject to the distribution provisions of the Plan, which resulted in the entitlement of such claims to proceeds that were substantially less than the face amount of such judgments. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. All other claims have been satisfied. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and were permitted to proceed. However, two such subsidiaries, Oahu Sugar and D/C, filed subsequent petitions for liquidation under Chapter 7 of the Bankruptcy Code in April 2005 and July 2007, respectively, as described below.

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

      On or about February 23, 2001, The Lihue Plantation Company, Limited, subsequently known as LPC Corporation ("LPCo") received a similar letter from the HDOH assigning the LPCo site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern relative to LPCo's former operations including the herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. However, as LPCo was substantially without assets and has dissolved, the ability of LPCo to perform any requested actions is doubtful.

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

      On or about July 19, 2007, at the request of the Hawaii Department of Health and as a result of a report of vandalism and spilled transformer fluid at a former transformer site, an inspection of various former transformer sites on Maui was conducted. As a result of the inspection, oil was tested for possible contaminants, drained from various transformers, and disposed of in accordance with requirements of law. At one site, there was spillage of transformer fluid that required remediation. The Company is in the process of remediating the spilled transformer fluid and is undertaking steps to complete the remediation in accordance with law.

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

      Therefore, as a result of the pursuit of further action by the HDOH and EPA as described above and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code. Such filing is not expected to have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing. While it is not believed that any other affiliates have any responsibility for the debts of Oahu Sugar, the EPA has indicated that it intends to make a claim against Kaanapali Land as further described below, and therefore, there can be no assurance that the Company will not incur significant costs in conjunction with such claim.

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

      EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land has nevertheless begun such settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. Discussions with the Navy have also commenced. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

      Federal tax return examinations have been completed for all years through 2002. Refunds aggregating approximately $4,700 for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. Pursuant to a settlement agreed to with the IRS in 2006, no liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years, the Company agreed to adjust certain tax attributes, including the tax basis of assets. The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1,900. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300. In January 2008, the Company received notice from the IRS that their 2005 tax return has been selected for audit. The audit is in its early stages. The statutes of limitations with respect to the Company's tax returns for 2004 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

      Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are a substantial number of cases that are pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on D/C's prior distribution business operations in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. Nevertheless, these cases have had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in the regard.

      On February 15, 2005, D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party has been served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleges that it is an insurance company to whom D/C has tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleges that because none of the parties have been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff sought, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies were exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred unreasonably; that plaintiff is entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C filed an answer and an amended cross-claim. D/C believed that it had meritorious defenses and positions, and intended to vigorously defend. In addition, D/C believed that it was entitled to amounts from plaintiffs for reimbursement and recoupment of amounts expended by D/C on the lawsuits previously tendered. In order to fund such action and its other ongoing obligations while such lawsuit continued, D/C entered into a Loan Agreement and Security Agreement with Kaanapali Land, in August 2006, whereby Kaanapali Land provided certain advances against a promissory note delivered by D/C in return for a security interest in any D/C insurance policy at issue in this lawsuit. In June 2007, the parties settled this lawsuit with payment by plaintiffs in the amount of $1,618 which amount is reflected as a reduction of selling, general and administrative expense in the statement of operations for the year ended December 31, 2007. Such settlement amount was paid to Kaanapali Land in partial satisfaction of the secured indebtedness noted above.

      Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code during July 2007, Case No. 07-12776. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing.

      The Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material damage. While the damage to the smaller reservoir cited by the recent DLNR inspection will not require any immediate action, it is unclear at this time whether the DLNR will require any work on the larger reservoir even though the damage is located in a portion of the reservoir that is presently unused. There can be no assurance that the expense of doing such required work will not be material.

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

      On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares will remain as shareholders of the Company and the Company will continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1,000 and reimbursement of costs and expenses in an amount not to exceed $50. On February 28, 2008, the Court entered an order dismissing the case with prejudice and ordering the Company to pay plaintiff $250 thousand in fees and costs. The payment was made.

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

      Total revenues by business segment include primarily (i) sales, all of which are from unaffiliated customers and (ii) interest income that is earned from outside sources on assets which are included in the individual industry segment's identifiable assets.

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

                                         2007        2006        2005
                                       --------    --------    --------
Revenues:
  Property . . . . . . . . . . . . .   $  6,298       6,929      31,180
  Agriculture  . . . . . . . . . . .      1,874       1,789       1,515
  Golf . . . . . . . . . . . . . . .      3,860       2,003       3,719
  Corporate. . . . . . . . . . . . .        642         826         837
                                       --------    --------    --------
                                       $ 12,674      11,547      37,251
                                       ========    ========    ========

Operating income (loss):
  Property . . . . . . . . . . . . .   $  1,125       1,334      15,078
  Agriculture  . . . . . . . . . . .        155         323       1,192
  Golf . . . . . . . . . . . . . . .       (177)     (1,456)        334
                                       --------    --------    --------

Operating income (loss). . . . . . .      1,103         201      16,604

Corporate. . . . . . . . . . . . . .      1,499       2,276       7,683
Interest expense . . . . . . . . . .      --          --           (168)
                                       --------    --------    --------
Income (loss). . . . . . . . . . . .   $  2,602       2,477      24,119
                                       ========    ========    ========

Identifiable Assets:
  Property . . . . . . . . . . . . .   $ 59,130      59,387      60,155
  Agriculture. . . . . . . . . . . .     55,698      54,478      51,633
  Golf . . . . . . . . . . . . . . .     25,875      26,458      27,147
                                       --------    --------    --------

                                        140,703     140,323     138,935

Corporate. . . . . . . . . . . . . .     45,586      45,021      48,940
                                       --------    --------    --------
                                       $186,289     185,344     187,875
                                       ========    ========    ========

     Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

                                         2007        2006        2005
                                       --------    --------    --------
Capital Expenditures:
  Property . . . . . . . . . . . . .   $ 16,235      15,585       2,538
  Agriculture. . . . . . . . . . . .        469          65         224
  Golf . . . . . . . . . . . . . . .        641         935         389
  Corporate. . . . . . . . . . . . .      --              2       --
                                       --------    --------    --------
                                       $ 17,345      16,587       3,151
                                       ========    ========    ========

Depreciation and Amortization:
  Property . . . . . . . . . . . . .   $    101          59          70
  Agriculture. . . . . . . . . . . .         96         102          75
  Golf . . . . . . . . . . . . . . .        703         514         515
  Corporate. . . . . . . . . . . . .        379         379         380
                                       --------    --------    --------
Total. . . . . . . . . . . . . . . .   $  1,279       1,054       1,040
                                       ========    ========    ========

(9)   CALCULATION OF NET INCOME PER SHARE

      The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                 Year Ended    Year Ended    Year Ended
                                 December 31,  December 31,  December 31,
                                    2007          2006          2005
                                 ------------  ------------  ------------
                                          (Amounts in thousands
                                        except per share amounts)
NUMERATOR:
Operating income (loss). . . .    $    2,602         2,477        24,119
                                  ==========    ==========    ==========

Net income (loss). . . . . . .    $    1,418         1,612        21,042
                                  ==========    ==========    ==========
DENOMINATOR:
Denominator for net income
  (loss) per share -
  basic and diluted. . . . . .         1,793         1,793         1,793
                                  ==========    ==========    ==========
Net income (loss) per
  share - basic and diluted. .    $      .79           .90         11.74
                                  ==========    ==========    ==========

      As of December 31, 2007, the Company had issued and outstanding 1,792,613 Common Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007.


(10)  SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                2007
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------
Total revenues . . . . . . $    3,426       2,250       3,870       3,128
                           ==========  ==========  ==========  ==========
Net income (loss). . . . . $       27      (1,001)         63       2,329
                           ==========  ==========  ==========  ==========
Net income (loss)
  per Share. . . . . . . . $      .02        (.56)        .03        1.30
                           ==========  ==========  ==========  ==========


                                                2006
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------
Total revenues . . . . . . $    2,138       1,116       6,002       2,291
                           ==========  ==========  ==========  ==========
Net income (loss). . . . . $     (697)     (3,983)     (2,962)      9,254
                           ==========  ==========  ==========  ==========
Net income (loss)
  per Share. . . . . . . . $     (.39)      (2.22)      (1.65)       5.16
                           ==========  ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the accountants during the fiscal years 2007, 2006 and 2005.



ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management including the principal executive officer and the principal financial officer management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation.

      Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

      This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management's report in this annual report.



ITEM 9B. OTHER INFORMATION

      Not Applicable.

                                 PART III


ITEM 10.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sole manager of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may not be removed as manager except in those circumstances described in Item 11 below. As of March 15, 2008, the executive officers and certain other officers of the Company were as follows:

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

      The LLC Agreement also provided for the appointment of a "Class A Representative" to monitor the activities of Kaanapali Land on behalf of its Class A Shareholders. The Class A Representative who was independent was entitled to receive certain information from Kaanapali Land and was required to approve certain actions that Kaanapali Land took outside the course of business primarily related to debt that might be obtained from affiliated parties. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. Reference is also made to
Item 11 for more information.

      There are no arrangements or understandings between or among any of said officers and any other person pursuant to which any officer was selected as such.

      The following table sets forth certain business experience during the past five years of such officers of the Company.

      Gary Nickele (age 55) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

      Stephen Lovelette (age 51) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 15 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

      Gailen J. Hull (age 58) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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


                        SUMMARY COMPENSATION TABLE

                        Annual Compensation (1)(3)
                        ---------------------------
                                                               Other
                                                              Annual
                                                             Compensa-
                   Principal               Salary    Bonus     tion
Name (2)           Position         Year     ($)      ($)       ($)
---------------    ------------    -----   -------  -------  ---------

Gary Nickele       President        2007   180,000  100,000     N/A
                   and Chief        2006   180,000  100,000     N/A
                   Executive        2005   180,000  100,000     N/A
                   Officer

Stephen A.
  Lovelette        Executive        2007   255,000  100,000     N/A
                   Vice President   2006   255,000  100,000     N/A
                                    2005   215,000  100,000     N/A

Gailen J. Hull     Senior Vice      2007   175,000   50,000     N/A
                   President and    2006   175,000   50,000     N/A
                   Chief Financial  2005   175,000   50,000     N/A
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

                     NAME AND ADDRESS                 AMOUNT AND NATURE
                     OF BENEFICIAL                    OF BENEFICIAL
TITLE OF CLASS       OWNER                            OWNERSHIP
--------------       ---------------------------      --------------------

Common Shares        Pacific Trail Holdings, LLC      1,466,573 Shares
                     900 North Michigan Avenue        owned directly
                     Chicago, Illinois 60611          (81.8% of the
                                                      Common Shares)
                                                      (1) (2)

(1) The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen Hull and Andrew N. Todd, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Todd are the same as for Pacific Trail.

(2) As of March 15, 2008, there were approximately 1,792,613 Common Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2007, 2006 and 2005 was approximately $48 thousand, $74 thousand and $13 thousand, respectively, all of which was paid as of December 31, 2007.

      The Company pays a non-accountable reimbursement of approximately $30 thousand per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2007.

      The Company reimburses its affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, Management Services, LLC, and JMB Financial Advisors, LLC during 2006. The total costs for the years ended December 31, 2007, 2006 and 2005 was approximately $2.4 million, $2.6 million and $2.4 million, respectively, of which approximately $1.4 million was unpaid as of December 31, 2007.

      In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2007, 2006 and 2005 were $237 thousand, $234 thousand and $178 thousand, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

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

                  The Company's report on Form 8-K (File No. 0-50273)
            for November 15, 2007, filed on December 11, 2007 describing the automatic redesignation of the Company's outstanding Class A Common Shares and Class B Common Shares to Company Common Shares was filed.

                  The Company's report on Form 8-K (File No. 0-50273)
            for January 18, 2008, filed on January 25, 2008 describing an agreement to issue a new class of common shares was filed.

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


                              KAANAPALI LAND, LLC

                              BY:   Pacific Trail Holdings, LLC
                                    (Sole Member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: March 31, 2008



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull,
                                    Senior Vice President
                                    Chief Accounting Officer
                                    and Chief Financial Officer
                              Date: March 31, 2008



                                    /s/ Gary Nickele
                                    ---------------------
                              By:   Gary Nickele,
                                    President and
                                    Chief Executive Officer
                              Date: March 31, 2008