Form 10-Q
period 2008-03-31
KAANAPALI LAND LLC
filed 2008-05-14
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


             For the Quarterly Period Ended March 31, 2008

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

As of April 30, 2008, the registrant had 1,792,613 shares of common stock outstanding.

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

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                 March 31, 2008 and December 31, 2007
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                           March 31,     December 31,
                                             2008           2007
                                           ---------     -----------

Cash and cash equivalents . . . . . . .     $ 25,262          24,050
Receivables, net. . . . . . . . . . . .           76             104
Property, net . . . . . . . . . . . . .      119,209         118,485
Pension Plan Assets . . . . . . . . . .       33,910          33,346
Other assets. . . . . . . . . . . . . .        6,195          10,304
                                            --------        --------
                                            $184,652         186,289
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses .     $  5,024           5,093
Deferred income taxes . . . . . . . . .       30,392          30,888
Accrued benefit obligation. . . . . . .        2,204           2,181
Other liabilities . . . . . . . . . . .       24,791          25,092
                                            --------        --------
        Total liabilities . . . . . . .       62,411          63,254

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 3/31/08 and
  12/31/07 non par value
  (shares authorized - 4,500,000;
  shares issued 1,792,613). . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,357           5,357
Accumulated other comprehensive
  income, net of tax. . . . . . . . . .        1,704           1,650
Accumulated earnings. . . . . . . . . .      115,180         116,028
                                            --------        --------
        Total stockholders' equity. .        122,241         123,035
                                            --------        --------
                                            $184,652         186,289
                                            ========        ========







              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

              Three Months Ended March 31, 2008 and 2007
                              (Unaudited)
             (Dollars in Thousands, except per share data)




                                               2008          2007
                                             --------      --------

Revenues:
  Sales . . . . . . . . . . . . . . . .      $  1,794         2,800
  Interest and other income . . . . . .           348           626
                                             --------      --------
                                                2,142         3,426
                                             --------      --------

Cost and expenses:
  Cost of sales . . . . . . . . . . . .         1,550         1,894
  Selling, general and administrative .         1,628         1,046
  Depreciation and amortization . . . .           325           316
                                             --------      --------
                                                3,503         3,256
                                             --------      --------

  Operating income (loss) from
    continuing operations before
    income taxes. . . . . . . . . . . .        (1,361)          170

  Income tax benefit (expense). . . . .           513          (143)
                                             --------      --------

      Net income (loss) . . . . . . . .      $   (848)           27
                                             ========      ========

Earnings per share:
  Net income (loss) . . . . . . . . . .      $   (.47)          .02
                                             ========      ========

























              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

              Three Months Ended March 31, 2008 and 2007
                              (Unaudited)
                        (Dollars in Thousands)




                                               2008          2007
                                             --------      --------
Net cash provided by (used in)
  operating activities. . . . . . . . .      $  2,260         2,968

Cash flows from investing activities:
  Property additions. . . . . . . . . .        (1,048)       (7,235)
                                             --------      --------

Net cash provided by (used in)
  investing activities. . . . . . . . .        (1,048)       (7,235)
                                             --------      --------

        Net increase (decrease) in
          cash and cash equivalents . .         1,212        (4,267)
        Cash and cash equivalents
          at beginning of period. . . .        24,050        39,624
                                             --------      --------
        Cash and cash equivalents
          at end of period  . . . . . .      $ 25,262        35,357
                                             ========      ========



































              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

         Notes to Condensed Consolidated Financial Statements

                              (Unaudited)
                        (Dollars in Thousands)


     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2007. Capitalized terms used but not defined in this quarterly report have the same meanings as the Company's 2007 Annual Report on Form 10-K.


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

     PROPERTY

     The Company's principal property holdings are on the island of Maui. The Company has determined, based on its current projections for the development and/or disposition of its property holdings on the island of Maui, that these property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the disposition thereof.

     On April 8, 2008, the Company executed a contract to sell its Waikele Golf Course for a purchase price of $23,000 (less commissions and closing costs). The sale is scheduled to close on May 28, 2008, but is subject to an option for the buyer to obtain a 10 day extension of the closing date. However, there can be no assurance the sale will be consummated under the current terms of such contract or under any terms. The Company reclassified the Waikele Golf Course as held for sale as of April 8, 2008. The Company expects to record a $4,000 asset impairment charge (before taxes) related to its write-down of the carrying value of the Waikele Golf Course during the second quarter ending June 30, 2008. Following the guidance in SFAS No. 144, the carrying value of the Waikele Golf Course will be written down to its fair value.

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

     Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be achieved in future periods.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of FIN 48 on January 1, 2007.
FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption, the Company recorded a cumulative effect adjustment of approximately $700 through a reduction in January 1, 2007 accumulated earnings.

     The Company's gross unrecognized tax benefits total approximately $2,800 at March 31, 2008. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

The Company had approximately $144 accrued for interest and no accrual for penalties at March 31, 2008.

     The Company adopted SFAS No. 158 effective January 1, 2007. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of the adoption, the Company has recorded accumulated other comprehensive income of approximately $1,650 and $1,704 at December 31, 2007 and March 31, 2008, respectively, and increased prepaid pension cost to the funded status of the Plan.

     On September 15, 2006, the FASB issued SFAS No. 157 which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company's results of operations and financial position. As of March 31, 2008, there were no material financial assets or liabilities recognized or measured at fair value on a recurring basis.

(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed in mid 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900, which is reported in Other Assets in the consolidated balance sheet. During February 2008, the $11,300 bond was released and the collateral account was further reduced to $1,700. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company has closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692, respectively. The promissory notes are due July 2009 and October 2009.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage note secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of March 31, 2008, the note had an outstanding principal and accrued interest balance of $10,089. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of March 31, 2008 of approximately $77,000 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2008 and 2007 are as follows:

                                                  2008        2007
                                                --------    --------
Service cost. . . . . . . . . . . . . . . . .   $      5           5
Interest cost . . . . . . . . . . . . . . . .        632         650
Expected return on plan assets. . . . . . . .     (1,258)     (1,215)
Recognized net actuarial (gain) loss. . . . .        121         160
                                                --------    --------
Net periodic pension credit . . . . . . . . .   $   (500)       (400)
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

     Net periodic postretirement benefit cost for the three months ended March 31, 2008 and 2007 includes the following components:

                                                  2008        2007
                                                --------    --------
Interest cost . . . . . . . . . . . . . . . .   $     29          31
Amortization of net gain. . . . . . . . . . .         (3)         (2)
                                                --------    --------
Net periodic postretirement benefit cost. . .   $     26          29
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


(5)  INCOME TAXES

     Federal tax return examinations have been completed for all years through 2002. In January 2008, the Company received notice from the IRS that their 2005 tax return has been selected for audit. The audit is in process. The statutes of limitations with respect to the Company's taxes for 2004 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.


(6)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Company is contingently liable under two subdivision bonds for approximately $5,000.

     At March 31, 2008, the Company's principal contractual obligations are approximately $2,700 for the completion of land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

     EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land is nevertheless continuing to engage in settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. Discussions with the Navy have also commenced. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

     Federal tax return examinations have been completed for all years through 2002. In January 2008, the Company received notice from the IRS that their 2005 tax return has been selected for audit. The audit is in process. The statutes of limitations with respect to the Company's tax returns for 2004 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

     Kaanapali Land, as successor by merger to other entities, and D/C, a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are a substantial number of cases that are pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases has had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in this regard.

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

     In September 2007, the Company received further correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets. In April 2008 the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. The Company has commenced a review of those reports and will formulate a response.

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

     On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares will remain as shareholders of the Company and the Company will continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1,000 and reimbursement of costs and expenses in an amount not to exceed $50. On February 28, 2008, the Court entered an order dismissing the case with prejudice and ordering the Company to pay plaintiff $250 in fees and costs.

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


(7)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                                 THREE MONTHS ENDED
                                                      March 31,
                                                --------------------
                                                  2008        2007
                                                --------    --------
                                                (Amounts in thousands
                                            except per share amounts)
NUMERATOR:
Net income (loss) . . . . . . . . . . . . . .   $   (848)         27
                                                ========    ========

DENOMINATOR:
Number of shares outstanding
  basic and diluted . . . . . . . . . . . . .      1,793       1,793
                                                ========    ========

Net income (loss) per share -
  basic and diluted . . . . . . . . . . . . .   $   (.47)        .02
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

                                                 THREE MONTHS ENDED
                                                      March 31,
                                                --------------------
                                                  2008        2007
                                                --------    --------
Revenues:
  Property. . . . . . . . . . . . . . . . . .   $    365       1,838
  Agriculture . . . . . . . . . . . . . . . .        659         446
  Golf. . . . . . . . . . . . . . . . . . . .      1,057         988
  Corporate . . . . . . . . . . . . . . . . .         61         154
                                                --------    --------
                                                $  2,142       3,426
                                                ========    ========
Operating income (loss):
  Property. . . . . . . . . . . . . . . . . .   $   (222)        317
  Agriculture . . . . . . . . . . . . . . . .         (5)          9
  Golf. . . . . . . . . . . . . . . . . . . .       (157)        104
                                                --------    --------
Operating income (loss) . . . . . . . . . . .       (384)        430

Corporate . . . . . . . . . . . . . . . . . .       (977)       (260)
                                                --------    --------
Income (loss) from continuing operations
  before income taxes . . . . . . . . . . . .   $ (1,361)        170
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

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of March 31, 2008 of approximately $77 million, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

     As of March 31, 2008, the Company had cash and cash equivalents of approximately $25 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

     On April 8, 2008, the Company entered into a contract to sell its Waikele Golf Course for a purchase price of $23 million (less commissions and closing costs). The sale is scheduled to close on May 28, 2008, but is subject to an option for the buyer to obtain a 10 day extension of the closing date. However, there can be no assurance that the sale will be consummated under the current terms of such contract or any terms.

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3 million for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of March 31, 2008, the note had an outstanding principal and accrued interest balance of approximately $10 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed in mid 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During July and August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company has closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October, 2007, in addition to cash proceeds the Company received promissory notes for approximately $737 thousand and $692 thousand, respectively. The promissory notes are due July 2009 and October 2009. The Company is under contract for the sale of one additional lot that is scheduled to close no later than April 2009.

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

     On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares are expected to have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares become 50% vested on April 15, 2008, an additional 25% will vest on December 31, 2008 if Lovelette remains employed by the Company through that date the remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date.

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

     Cash and cash equivalents in the accompanying balance sheets increased during the first quarter of 2008 primarily due to the release of restricted cash held as collateral for subdivision bonds offset by the Kaanapali Coffee Farms development costs incurred.

     Other assets decreased during the first quarter of 2008 due to the reduction of the collateral account securing a subdivision bond obtained in conjunction with the Kaanapali Coffee Farms project.

     Sales and cost of sales decreased for the three months ended
March 31, 2008 due to the sale of one lot during the first quarter of 2007.

     Selling, general and administrative expenses increased primarily due to a court ordered settlement paid during the first quarter 2008 which resolved a lawsuit filed in 2007 by a Class A shareholder in connection with the Merger Agreement. The increase is also due to assessments paid to the lot owners association of the Kaanapali Coffee Farms project.

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

     ITEM 4.     CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES. The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

     INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


     ITEM 1.     LEGAL PROCEEDINGS

     See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.


     ITEM 1A.    RISK FACTORS

     There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.


     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

            3.1 Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

            3.2 Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 8-K filed April 21, 2008 and hereby incorporated by reference.

           10.1 Plan and Agreement of Merger merging KLLLC Mergerco, LLC with and into Kaanapali Land, LLC dated April 9, 2007 filed as an exhibit to the Company's Form 8-K filed April 10, 2007 and hereby incorporated by reference.

           10.2 Restricted Share Agreement dated April 15, 2008 is filed herewith.

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

                 The Company's report on Form 8-K (File No. 0-50273) for April 15, 2008, filed on April 21, 2008 describing an amendment to the Amended and Restated Limited Liability Company Agreement was filed.

                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: May 14, 2008