Form 10-Q
period 2008-06-30
KAANAPALI LAND LLC
filed 2008-08-14
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


             For the Quarterly Period Ended June 30, 2008

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

As of July 31, 2008, the registrant had 1,792,613 shares of common stock and 26,000 Class C shares outstanding.

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements. . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    18

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    22



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    23

Item 1A.   Risk Factors . . . . . . . . . . . . . . . . . . .    23

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    23


SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . .    24

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                  June 30, 2008 and December 31, 2007
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                            June 30,     December 31,
                                             2008           2007
                                           ---------     -----------

Cash and cash equivalents . . . . . . .     $ 23,995          24,050
Receivables, net. . . . . . . . . . . .          113             104
Property, net . . . . . . . . . . . . .       95,731         118,485
Assets held for sale. . . . . . . . . .       21,229           --
Pension Plan Assets . . . . . . . . . .       34,475          33,346
Other assets. . . . . . . . . . . . . .        6,084          10,304
                                            --------        --------
                                            $181,627         186,289
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses .     $  5,789           5,093
Deferred income taxes . . . . . . . . .       24,559          30,888
Accrued benefit obligation. . . . . . .        2,227           2,181
Other liabilities . . . . . . . . . . .       24,310          25,092
Liabilities associated with assets
  held for sale . . . . . . . . . . . .        1,205           --
                                            --------        --------
        Total liabilities . . . . . . .       58,090          63,254

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 6/30/08 and
  12/31/07 non par value
  (shares authorized - 4,500,000,
  Class C shares 52,000; shares issued
  and outstanding - common shares
  1,792,613 and Class C shares
  26,000) . . . . . . . . . . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,419           5,357
Accumulated other comprehensive
  income, net of tax. . . . . . . . . .        1,759           1,650
Accumulated earnings. . . . . . . . . .      116,359         116,028
                                            --------        --------
        Total stockholders' equity. .        123,537         123,035
                                            --------        --------
                                            $181,627         186,289
                                            ========        ========

              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

           Three and Six Months Ended June 30, 2008 and 2007
                              (Unaudited)
             (Dollars in Thousands, except per share data)




                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                  JUNE 30,             JUNE 30,
                            -------------------  -------------------
                               2008      2007      2008       2007
                             --------  --------  --------   --------
Revenues:
  Sales . . . . . . . . . .  $    513       730     1,286      2,549
  Interest and
    other income. . . . . .       141       526       453      1,145
                             --------  --------  --------   --------
                                  654     1,256     1,739      3,694
                             --------  --------  --------   --------

Cost and expenses:
  Cost of sales . . . . . .       593       510     1,267      1,695
  Selling, general and
    administrative. . . . .       894     2,076     2,522      3,122
  Depreciation and
    amortization. . . . . .        55        51       108         97
                             --------  --------  --------   --------
                                1,542     2,637     3,897      4,914
                             --------  --------  --------   --------

  Operating income (loss)
    from continuing
    operations before
    income taxes and
    income (loss) from
    discontinued
    operations. . . . . . .      (888)   (1,381)   (2,158)    (1,220)

  Income tax benefit
    (expense) . . . . . . .     5,851       456     6,364        313
                             --------  --------  --------   --------

  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . . .     4,963      (925)    4,206       (907)

  Income (loss) from
    discontinued
    operations. . . . . . .    (3,784)      (76)   (3,875)       (67)
                             --------  --------  --------   --------

      Net income (loss) . .  $  1,179    (1,001)      331       (974)
                             ========  ========  ========   ========

                          KAANAPALI LAND, LLC

           Three and Six Months Ended June 30, 2008 and 2007
                              (Unaudited)
             (Dollars in Thousands, except per share data)




                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                  JUNE 30,             JUNE 30,
                            -------------------  -------------------
                               2008      2007      2008       2007
                             --------  --------  --------   --------

Earnings per share - basic:
  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . . .  $   2.73     (0.52)     2.33      (0.50)
  Income (loss) from
    discontinued
    operations. . . . . . .     (2.08)    (0.04)    (2.15)     (0.04)
                             --------  --------  --------   --------
  Net income (loss) . . . .  $   0.65     (0.56)     0.18      (0.54)
                             ========  ========  ========   ========


Earnings per share - diluted:
  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . . .  $   2.70     (0.52)     2.31      (0.50)
  Income (loss) from
    discontinued
    operations. . . . . . .     (2.06)    (0.04)    (2.13)     (0.04)
                             --------  --------  --------   --------
  Net income (loss) . . . .  $   0.64     (0.56)     0.18      (0.54)
                             ========  ========  ========   ========


























              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

                Six Months Ended June 30, 2008 and 2007
                              (Unaudited)
                        (Dollars in Thousands)




                                               2008          2007
                                             --------      --------

Net cash provided by (used in)
  operating activities. . . . . . . . .      $  2,725         4,735

Cash flows from investing activities:
  Property additions. . . . . . . . . .        (2,780)      (11,461)
                                             --------      --------

        Net increase (decrease) in
          cash and cash equivalents . .           (55)       (6,726)
        Cash and cash equivalents
          at beginning of period. . . .        24,050        39,624
                                             --------      --------
        Cash and cash equivalents
          at end of period  . . . . . .      $ 23,995        32,898
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

     The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment grows seed corn and soybeans under contract and leases or provides harvesting rights to a third party on certain lands currently cultivated in or used for the processing of coffee, while maintaining additional coffee acreage for possible future use. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment, which is responsible for the management and operation of the Waikele Golf Course has been reported as held for sale, and therefore, reported as discontinued operations. The assets and operations of the golf course represent all of the golf segment for purposes of business segment information. The Property and Agriculture segments operate exclusively in the State of Hawaii.

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

     On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23,150 (less commissions and closing costs). The sale is currently scheduled to close on September 8, 2008, as extended. As of August 8, 2008, the buyer has made nonrefundable deposits pursuant to the contract of $2,200. However, there can be no assurance the sale will be consummated under the current terms of such contract or under any terms. The Company reclassified the Waikele Golf Course as held for sale as of April 8, 2008. The Company recorded a $3,900 asset impairment charge (before taxes) related to its write-down of the carrying value of the Waikele Golf Course during the second quarter ending June 30, 2008. Following the guidance in

SFAS No. 144, the carrying value of the Waikele Golf Course was written down to its estimated fair value. As the Waikele Golf Course is deemed held for sale, the operations including the impairment charge have been classified on the statement of operations as discontinued operations for all periods presented. Depreciation on these assets ceased upon classifi-cation as held for sale.

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

     Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be achieved in future periods.

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

     The Company's gross unrecognized tax benefits total approximately $2,800 at June 30, 2008. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company had approximately $160 accrued for interest and no accrual for penalties at June 30, 2008.

     The Company adopted SFAS No. 158 effective January 1, 2007. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of the adoption, the Company has recorded accumulated other comprehensive income of approximately $1,650 and $1,759 at December 31, 2007 and June 30, 2008, respectively, and increased prepaid pension cost to the funded status of the Plan.

     On September 15, 2006, the FASB issued SFAS No. 157 which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS 157 did not have a material effect on the Company's results of operations and financial position. As of June 30, 2008, there were no material financial assets or liabilities recognized or measured at fair value on a recurring basis.

(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed later in 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900, which is reported in Other Assets in the consolidated balance sheet. During February 2008, the $11,300 bond was released and the collateral account was further reduced to $1,700. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692, respectively. The promissory notes are due July 2009 and October 2009.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage note secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of June 30, 2008, the note had an outstanding principal and accrued interest balance of $9,773. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of June 30, 2008 of approximately $78,000 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 are as follows:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2008       2007       2008       2007
                           --------   --------   --------   --------

Service cost. . . . . . .  $      5          5         10         10
Interest cost . . . . . .       632        650      1,264      1,300
Expected return on
  plan assets . . . . . .    (1,258)    (1,215)    (2,516)    (2,430)
Recognized net
  actuarial (gain) loss .       121        160        242        320
                           --------   --------   --------   --------
Net periodic
  pension credit. . . . .  $   (500)      (400)    (1,000)      (800)
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

     Net periodic postretirement benefit cost for the three and six months ended June 30, 2008 and 2007 includes the following components:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2008       2007       2008       2007
                           --------   --------   --------   --------

Interest cost . . . . . .  $     29         31         58         62
Amortization of
  net gain. . . . . . . .        (3)        (2)        (6)        (4)
                           --------   --------   --------   --------
Net periodic postretire-
  ment benefit cost . . .  $     26         29         52         58
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

(5)  STOCK-BASED COMPENSATION

     On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% will vest on December 31, 2008 if Lovelette remains employed by the Company through that date the remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date. The Company recognized compensation expense of approximately $63 for stock based compensation for the three and six months ended June 30, 2008.


(6)  INCOME TAXES

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

     Tax benefits in 2008 result from the potential sale of the Waikele Golf Course due to expected taxable income that would allow the realization of certain previously reserved net operating loss carryforwards.


(7)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Company is contingently liable under two subdivision bonds for approximately $5,000.

     At June 30, 2008, the Company's principal contractual obligations are approximately $1,500 for the completion of land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

     As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar responded to the information requests and notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that purported to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

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

     On April 9, 2007, the Company entered into a Plan and Agreement of Merger to merge KLLLC Mergerco, LLC ("KLLLC") with and into the Company (the "Merger Agreement"), which provided, subject to the terms and conditions of the Merger Agreement, that upon the effective time of the merger, each Class A Share would have been converted into the right to receive $43.25 in cash per share. Among the conditions to the Merger Agreement was that there would be no pending or threatened litigation that could reasonably be expected (a) to have a material adverse effect on the business, financial condition or results of operations of the Company or KLLLC or (b) to increase the costs of the merger in any material respect.

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

(8)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2008       2007       2008       2007
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)

NUMERATOR:
Income (loss) before
  income (loss) from
  discontinued
  operations. . . . . . . $   4,963       (925)     4,206       (907)
Income (loss) from
  discontinued
  operations. . . . . . .    (3,784)       (76)    (3,875)       (67)
                           --------   --------   --------   --------
Net income (loss) . . . .  $  1,179     (1,001)       331       (974)
                           ========   ========   ========   ========

DENOMINATOR:
Number of weighted
  average shares
  outstanding - basic . .     1,815      1,793      1,804      1,793
Effect of dilutive shares:
  Number of weighted
    average Class C
    Shares. . . . . . . .        22      --            11      --
                           --------   --------   --------   --------
Number of weighted
  average shares
  outstanding - diluted .     1,837      1,793      1,815      1,793
                           ========   ========   ========   ========

Net income (loss) per
 share - basic:
  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . .  $   2.73      (0.52)      2.33      (0.50)
  Income (loss) from
    discontinued
    operations. . . . . .     (2.08)     (0.04)     (2.15)     (0.04)
                           --------   --------   --------   --------
Net income (loss) per
 share - basic. . . . . .  $   0.65      (0.56)      0.18      (0.54)
                           ========   ========   ========   ========

Net income (loss) per
 share - diluted:
  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . .  $   2.70      (0.52)      2.31      (0.50)
  Income (loss) from
    discontinued
    operations. . . . . .     (2.06)     (0.04)     (2.13)     (0.04)
                           --------   --------   --------   --------
Net income (loss) per
 share - diluted. . . . .  $   0.64      (0.56)      0.18      (0.54)
                           ========   ========   ========   ========

(9)  BUSINESS SEGMENT INFORMATION

     As described in Note 1, the Company operates in two business segments. As noted in Note 1, the Golf segment is now reported as discontinued operations. Total revenues and operating profit by business segment are presented in the tables below.

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

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2008       2007       2008       2007
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $    200        558        565      2,396
  Agriculture . . . . . .       416        569      1,075      1,015
  Corporate . . . . . . .        38        129         99        283
                           --------   --------   --------   --------
                           $    654      1,256      1,739      3,694
                           ========   ========   ========   ========
Operating income (loss):
  Property. . . . . . . .  $   (427)      (240)      (649)        77
  Agriculture . . . . . .       (79)        54        (84)        63
                           --------   --------   --------   --------
Operating income (loss) .      (506)      (186)      (733)       140

Corporate . . . . . . . .      (382)    (1,195)    (1,425)    (1,360)
                           --------   --------   --------   --------
Operating income (loss)
  from continuing opera-
  tions before income
  taxes and income (loss)
  from discontinued
  operations. . . . . . .  $   (888)    (1,381)    (2,158)    (1,220)
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

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of June 30, 2008 of approximately $78 million, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

     As of June 30, 2008, the Company had cash and cash equivalents of approximately $24 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential tax liabilities resulting from IRS audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

     The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. A portion of such anticipated expenses are currently subject to contractual commitments, however, significant additional costs may be incurred. Proceeds from land sales and the potential sale of the Waikele Golf Course are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

     On April 8, 2008, the Company entered into a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of approximately $23 million (less commissions and closing costs). The sale is currently scheduled to close on September 8, 2008, as extended. As of August 8, 2008, the buyer has made nonrefundable deposits pursuant to the contract of $2,200. However, there can be no assurance that the sale will be consummated under the current terms of such contract or any terms.

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3 million for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of June 30, 2008, the note had an outstanding principal and accrued interest balance of approximately $10 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 58 agricultural lots, 50 of which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed later in 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During July and August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October, 2007, in addition to cash proceeds the Company received promissory notes for approximately $737 thousand and $692 thousand, respectively. The promissory notes are due July 2009 and October 2009. The Company is under contract for the sale of one additional lot that is scheduled to close no later than April 2009.

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

     On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% will vest on December 31, 2008 if Lovelette remains employed by the Company through that date the remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date.

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

     Property, net decreased due to the reclassification of the Waikele Golf Course property as assets held for sale in the second quarter of 2008.

The liabilities associated with the golf course are reported as liabilities associated with assets held for sale. The reduction was partially offset by capitalized Kaanapali Coffee Farms development costs.

     Other assets decreased due to the reduction of the collateral account securing a subdivision bond obtained in conjunction with the Kaanapali Coffee Farms project.

     Interest and other income decreased for the three and six months ended June 30, 2008 due to a lower average cash balance during 2008 compared to 2007 which resulted in a lower amount of interest earned during 2008.

     Cost of sales increased for the three months ended June 30, 2008 due to an increase in farming related costs and decreased for the six months ended June 30, 2008 due to the sale of one lot during first quarter of 2007.

     Selling, general and administrative expenses decreased for the three and six months ended June 30, 2008 primarily due to less legal costs related to the asbestos liability claims.

     Income (loss) from discontinued operations represents the results of operations of the Waikele Golf Course, which was reclassified as held for sale during the second quarter of 2008. The increase in the loss for the three and six month period ended June 30, 2008 is due to an asset impairment charge related to the write-down of the carrying value of the golf course during the second quarter of 2008. Tax benefits in 2008 result from the potential sale of the Waikele Golf Course due to expected taxable income that would allow the realization of certain previously reserved net operating loss carryforwards.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: August 14, 2008