Form 10-Q
period 2008-09-30
KAANAPALI LAND LLC
filed 2008-11-14
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


           For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, the registrant had 1,792,613 shares of common stock and 26,000 Class C shares outstanding.

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements. . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    19

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    23



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    24

Item 1A.   Risk Factors . . . . . . . . . . . . . . . . . . .    24

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    24


SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . .    25

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

               September 30, 2008 and December 31, 2007
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                        September 30,    December 31,
                                            2008            2007
                                        ------------     -----------

Cash and cash equivalents . . . . . . .     $ 23,262          24,050
Receivables, net. . . . . . . . . . . .           40             104
Property, net . . . . . . . . . . . . .       96,083         118,485
Assets held for sale. . . . . . . . . .       21,233           --
Pension Plan Assets . . . . . . . . . .       35,143          33,346
Other assets. . . . . . . . . . . . . .        6,167          10,304
                                            --------        --------
                                            $181,928         186,289
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses .     $  4,182           5,093
Deferred income taxes . . . . . . . . .       25,607          30,888
Accrued benefit obligation. . . . . . .        2,250           2,181
Other liabilities . . . . . . . . . . .       24,151          25,092
Non-refundable deposits . . . . . . . .        3,750           --
Liabilities associated with assets
  held for sale . . . . . . . . . . . .          161           --
                                            --------        --------
        Total liabilities . . . . . . .       60,101          63,254

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 6/30/08 and
  12/31/07 non par value
  (shares authorized - 4,500,000,
  Class C shares 52,000; shares issued
  and outstanding - common shares
  1,792,613 and Class C shares
  26,000) . . . . . . . . . . . . . . .        --              --
Additional paid-in capital. . . . . . .        5,419           5,357
Accumulated other comprehensive
  income, net of tax. . . . . . . . . .        1,875           1,650
Accumulated earnings. . . . . . . . . .      114,533         116,028
                                            --------        --------
        Total stockholders' equity. .        121,827         123,035
                                            --------        --------
                                            $181,928         186,289
                                            ========        ========

              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

        Three and Nine Months Ended September 30, 2008 and 2007
                              (Unaudited)
             (Dollars in Thousands, except per share data)




                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30,       SEPTEMBER 30,
                            -------------------  -------------------
                               2008      2007      2008       2007
                             --------  --------  --------   --------
Revenues:
  Sales . . . . . . . . . .  $    336     2,453     1,622      5,002
  Interest and
    other income. . . . . .       125       406       578      1,551
                             --------  --------  --------   --------
                                  461     2,859     2,200      6,553
                             --------  --------  --------   --------

Cost and expenses:
  Cost of sales . . . . . .       566     1,461     1,833      3,156
  Selling, general and
    administrative. . . . .       873     1,172     3,395      4,294
  Depreciation and
    amortization. . . . . .        56        50       164        147
                             --------  --------  --------   --------
                                1,495     2,683     5,392      7,597
                             --------  --------  --------   --------

  Operating income (loss)
    from continuing
    operations before
    income taxes and
    income (loss) from
    discontinued
    operations. . . . . . .    (1,034)      176    (3,192)    (1,044)

  Income tax benefit
    (expense) . . . . . . .    (2,276)      (62)    4,088        225
                             --------  --------  --------   --------

  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . . .    (3,310)      114       896       (819)

  Income (loss) from
    discontinued
    operations, net of
    income taxes. . . . . .     1,484       (51)   (2,391)       (92)
                             --------  --------  --------   --------

      Net income (loss) . .  $ (1,826)       63    (1,495)      (911)
                             ========  ========  ========   ========

                          KAANAPALI LAND, LLC

        Three and Nine Months Ended September 30, 2008 and 2007
                              (Unaudited)
             (Dollars in Thousands, except per share data)




                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                SEPTEMBER 30,       SEPTEMBER 30,
                            -------------------  -------------------
                               2008      2007      2008       2007
                             --------  --------  --------   --------

Earnings per share - basic:
  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . . .  $  (1.82)      .06       .50       (.45)
  Income (loss) from
    discontinued
    operations, net of
    income taxes. . . . . .       .82      (.03)    (1.33)      (.05)
                             --------  --------  --------   --------
  Net income (loss) . . . .  $  (1.00)      .03      (.83)      (.50)
                             ========  ========  ========   ========


Earnings per share - diluted:
  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . . .  $  (1.82)      .06       .48       (.45)
  Income (loss) from
    discontinued
    operations, net of
    income taxes. . . . . .       .82      (.03)    (1.32)      (.05)
                             --------  --------  --------   --------
  Net income (loss) . . . .  $  (1.00)      .03      (.84)      (.50)
                             ========  ========  ========   ========
























              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

             Nine Months Ended September 30, 2008 and 2007
                              (Unaudited)
                        (Dollars in Thousands)




                                               2008          2007
                                             --------      --------

Net cash provided by (used in)
  operating activities. . . . . . . . .      $  2,401         4,041

Cash flows from investing activities:
  Property additions. . . . . . . . . .        (3,189)      (15,040)
                                             --------      --------

        Net increase (decrease) in
          cash and cash equivalents . .          (788)      (10,999)
        Cash and cash equivalents
          at beginning of period. . . .        24,050        39,624
                                             --------      --------
        Cash and cash equivalents
          at end of period  . . . . . .      $ 23,262        28,625
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

     The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment grows seed corn and soybeans under contract and leases or provides harvesting rights to a third party on certain lands currently cultivated in or used for the processing of coffee, while maintaining additional coffee acreage for possible future use. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment, which is responsible for the management and operation of the Waikele Golf Course has been reclassified as held for sale, and therefore, reported as discontinued operations. The assets and operations of the Waikele Golf Course represent all of the golf segment for purposes of business segment information. The Property and Agriculture segments operate exclusively in the State of Hawaii.

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

     On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23,290 (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10,040. The balance of the purchase price is represented by a $13,250 promissory note secured by the property along with corporate and personal guarantees from the purchaser and an affiliate. The note requires monthly interest only payments of 7% per annum and is due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale.

     The Company reclassified the Waikele Golf Course as held for sale as of April 8, 2008. The Company recorded a $3,900 asset impairment charge (before taxes) related to its write-down of the carrying value of the Waikele Golf Course during the second quarter ending June 30, 2008. Following the guidance in SFAS No. 144, the carrying value of the Waikele Golf Course was written down to its estimated fair value. As the Waikele Golf Course is deemed held for sale, the operations including the impairment charge have been classified on the statement of operations as discontinued operations for all periods presented. Depreciation on these assets ceased upon classification as held for sale.

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

     Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be achieved in future periods.

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

     The Company's gross unrecognized tax benefits total approximately $2,800 at September 30, 2008. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

The Company had approximately $180 accrued for interest and no accrual for penalties at September 30, 2008.

     The Company adopted SFAS No. 158 effective January 1, 2007. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As a result of the adoption, the Company has recorded accumulated other comprehensive income of approximately $1,650 at December 31, 2007 and increased prepaid pension cost to the funded status of the Plan.

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

(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed by the end of 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900, which is reported in Other Assets in the consolidated balance sheet. During February 2008, the $11,300 bond was released and the collateral account was further reduced to $1,700. During November 2008 the remaining $1,700 was released. During July and early August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692, respectively. The promissory notes are due July 2009 and October 2009.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage note secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of September 30, 2008, the note had an outstanding principal and accrued interest balance of $9,896. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land. The note was released pursuant to the sale on November 12, 2008.

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of September 30, 2008 of approximately $78,500 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 are as follows:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2008       2007       2008       2007
                           --------   --------   --------   --------

Service cost. . . . . . .  $      5          5         15         15
Interest cost . . . . . .       632        650      1,896      1,950
Expected return on
  plan assets . . . . . .    (1,258)    (1,215)    (3,774)    (3,645)
Recognized net
  actuarial (gain) loss .       121        160        363        480
                           --------   --------   --------   --------
Net periodic
  pension credit. . . . .  $   (500)      (400)    (1,500)    (1,200)
                           ========   ========   ========   ========

     As of September 30, 2008, the Plan assets have declined approximately 14% and it appears unlikely that the Plan will recover its losses in the fourth quarter of 2008.

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

     Net periodic postretirement benefit cost for the three and nine months ended September 30, 2008 and 2007 includes the following components:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2008       2007       2008       2007
                           --------   --------   --------   --------

Interest cost . . . . . .  $     29         31         87         93
Amortization of
  net gain. . . . . . . .        (3)        (2)        (9)        (6)
                           --------   --------   --------   --------
Net periodic postretire-
  ment benefit cost . . .  $     26         29         78         87
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

(5)  STOCK-BASED COMPENSATION

     On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% will vest on December 31, 2008 if Lovelette remains employed by the Company through that date and the remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date. The Company recognized compensation expense of approximately $83 for stock based compensation for the three and nine months ended September 30, 2008.


(6)  INCOME TAXES

     Federal tax return examinations have been completed for all years through 2005. In January 2008, the Company received notice from the IRS that their 2005 tax return has been selected for audit. The audit was completed with no changes to reported tax. The statutes of limitations with respect to the Company's taxes for 2006 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

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

     At September 30, 2008, the Company's principal contractual obligations are approximately $3,124 for the completion of land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

     EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land is nevertheless continuing to engage in settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. Discussions with the Navy are continuing. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

     Federal tax return examinations have been completed for all years through 2005. In January 2008, the Company received notice from the IRS that their 2005 tax return has been selected for audit. The audit was completed with no changes to reported taxes. The statutes of limitations with respect to the Company's tax returns for 2006 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

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

     Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code during July 2007, Case No. 07-12776. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing. The deadline for filing proofs of claim against D/C with the bankruptcy court passed in October 2008. Prior to the deadline, Kaanapali Land filed claims that aggregated approximately $26,800, relating to both secured and unsecured intercompany debts owed by D/C to Kaanapali Land. In addition, a personal injury law firm based in San Francisco that represents clients with asbestos-related claims, filed proofs of claim on behalf of approximately 700 claimants. While it is not likely that a significant number of these claimants have a claim against D/C that could withstand a vigorous defense, it is unknown how the trustee will deal with these claims. It is not expected, however, that the Company will receive any material additional amounts in the liquidation of D/C.

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

     During the second quarter of 2007, the Company commenced portions of the required remedial work on these reservoirs. Some of this work was commenced in connection with improvements made to one of the reservoirs in order to construct the new non-potable water system servicing the Kaanapali Coffee Farms development. Such work has been substantially completed, however certain portions of the remedial work that are not associated with such improvements have not been commenced. The Company expects to address the remaining portions of such work during 2009.

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


(8)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2008       2007       2008       2007
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)

NUMERATOR:
Income (loss) before
  income (loss) from
  discontinued
  operations. . . . . . .  $ (3,310)       114        896       (819)
Income (loss) from
  discontinued
  operations. . . . . . .     1,484        (51)    (2,391)       (92)
                           --------   --------   --------   --------
Net income (loss) . . . .  $ (1,826)        63     (1,495)      (911)
                           ========   ========   ========   ========

DENOMINATOR:
Number of weighted
  average shares
  outstanding - basic . .     1,819      1,793      1,804      1,793
Effect of dilutive shares:
  Number of weighted
    average Class C
    Shares (a). . . . . .     --         --            11      --
                           --------   --------   --------   --------
Number of weighted
  average shares
  outstanding - diluted .     1,819      1,793      1,815      1,793
                           ========   ========   ========   ========

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2008       2007       2008       2007
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)

Net income (loss) per
 share - basic:
  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . .  $  (1.82)       .06        .50       (.45)
  Income (loss) from
    discontinued
    operations. . . . . .       .82       (.03)     (1.33)      (.05)
                           --------   --------   --------   --------
Net income (loss) per
 share - basic. . . . . .  $  (1.00)       .03       (.83)      (.50)
                           ========   ========   ========   ========

Net income (loss) per
 share - diluted:
  Income (loss) before
    income (loss) from
    discontinued
    operations. . . . . .  $  (1.82)       .06        .48       (.45)
  Income (loss) from
    discontinued
    operations. . . . . .       .82       (.03)     (1.32)      (.05)
                           --------   --------   --------   --------
Net income (loss) per
 share - diluted. . . . .  $  (1.00)       .03       (.84)      (.50)
                           ========   ========   ========   ========

   (a) As the Company reported a loss from continuing operations for the three months ended September 30, 2008, the Company has excluded the Class C shares from the corresponding earnings per share calculations for this period as the effect would be anti-dilutive.


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

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2008       2007       2008       2007
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $    232      2,188        797      4,584
  Agriculture . . . . . .       198        506      1,273      1,521
  Corporate . . . . . . .        31        165        130        448
                           --------   --------   --------   --------
                           $    461      2,859      2,200      6,553
                           ========   ========   ========   ========
Operating income (loss):
  Property. . . . . . . .  $   (430)       391     (1,079)       468
  Agriculture . . . . . .      (388)       224       (472)       287
                           --------   --------   --------   --------
Operating income (loss) .      (818)       615     (1,551)       755

Corporate . . . . . . . .      (216)      (439)    (1,641)    (1,799)
                           --------   --------   --------   --------
Operating income (loss)
  from continuing opera-
  tions before income
  taxes and income (loss)
  from discontinued
  operations. . . . . . .  $ (1,034)       176     (3,192)    (1,044)
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

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of September 30, 2008 of approximately $79 million, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

     As of September 30, 2008, the Company had cash and cash equivalents of approximately $23 million, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

     The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. A portion of such anticipated expenses are currently subject to contractual commitments, however, significant additional costs may be incurred. Proceeds from land sales and the sale of the Waikele Golf Course are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds. The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy during the second half of 2008. The result is substantial market uncertainty in the housing market and declining home values. These factors have had a material adverse effect on the Company's ability to market its residential lots.

     On April 8, 2008, the Company entered into a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of approximately $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price is represented by a $13.2 million promissory note secured by the property along with corporate and personal guarantees from the purchaser and an affiliate. The note requires monthly interest only payments of 7% per annum and is due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale.

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan secured by Waikele Golf Course. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3 million for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As of September 30, 2008, the note had an outstanding principal and accrued interest balance of approximately $10 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land. The note was released pursuant to the sale on November 12, 2008.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. It is anticipated that the land improvements will be completed later in 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure the bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During November 2008 the remaining $1.7 million as released.

During July and August 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company closed on the sale of three additional lots in 2007, one each in January, August and October. In conjunction with the sales of the lots that closed in August and October, 2007, in addition to cash proceeds the Company received promissory notes for approximately $737 thousand and $692 thousand, respectively. The promissory notes are due July 2009 and October 2009. The Company is under contract for the sale of one additional lot that is scheduled to close no later than September 2010.

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

     On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% will vest on December 31, 2008 if Lovelette remains employed by the Company through that date and the remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date.

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

     Accounts payable and accrued expenses decreased due to the completion of contractual obligations in conjunction with Phase I of the Kaanapali Coffee Farms project.

     Interest and other income decreased for the three and nine months ended September 30, 2008 due to a lower average cash balance during 2008 compared to 2007 which resulted in a lower amount of interest earned during 2008.

     Sales and cost of sales decreased for the three and nine months ended September 30, 2008 due to the sale of one lot during first quarter of 2007 and an additional lot sale during the third quarter of 2007.

     Selling, general and administrative expense decreased for the three and nine months ended September 30, 2008 primarily due to less legal costs related to asbestos liability claims.

     Income (loss) from discontinued operations represents the results of operations of the Waikele Golf Course, which was reclassified as held for sale during the second quarter of 2008. The income for the three month period ended September 30, 2008 does not reflect depreciation as depreciation is no longer taken on assets held for sale and includes the tax benefit recognized as a result of the sale. The increase in the loss for the nine month period ended September 30, 2008 is due to an asset impairment charge related to the write-down of the carrying value of the golf course during the second quarter of 2008. Tax benefits in 2008 result from the potential sale of the Waikele Golf Course due to expected taxable income that would allow the realization of certain previously reserved net operating loss carryforwards.

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

           10.2 Restricted Share Agreement dated April 15, 2008 is filed as an exhibit to the Company's Form 10-Q filed
                 August 14, 2008 and hereby incorporated by reference.

           10.3 Waikele Golf Course, LLC - Waikele Country Club Inc. Property Purchase Agreement, as amended, dated
                 October 29, 2008 is filed herewith.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: November 13, 2008