Form 10-K
period 2008-12-31
KAANAPALI LAND LLC
filed 2009-03-31
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549



                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934

For the fiscal year
ended December 31, 2008                  Commission File Number #0-50273

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

As of March 1, 2009, the registrant had approximately 1,792,613 Common Shares and 39,000 Class C Shares outstanding.

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

      The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). During August 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed. References in this Form 10-K to Kaanapali Land or the Company for dates on or after the Plan Effective Date are to the entity surviving the Plan Effective Date under the Plan and for dates before the Plan Effective Date are to predecessor entities, unless otherwise specified.

      KLC Land (formerly known as Amfac Hawaii, LLC and, previously, Amfac/JMB Hawaii, LLC) is a Hawaii limited liability company that is a wholly-owned subsidiary of Kaanapali Land. KLC Land and Kaanapali Land have continued the businesses formerly conducted by KLC Land and Northbrook Corporation, a Delaware corporation ("Northbrook") and their subsidiaries prior to the bankruptcy, although some of such businesses have been discontinued or reduced in scope as described herein.

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

      The Company operates in two primary business segments: (i) Property and (ii) Agriculture. The Company operates through a number of subsidiaries, each of which is owned directly or indirectly by Kaanapali Land, LLC.

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

      All claims against the Debtors were deemed discharged as of the Plan Effective Date.

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

      Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to
exist separately on November 15, 2007.    On April 15, 2008, the Company
entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% vested on December 31, 2008 and the remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date. As of December 31, 2008, the Company had approximately 1,792,613 Common shares and 39,000 Class C Shares Outstanding.

      Federal tax return examinations have been completed for all years through 2005. Refunds aggregating approximately $4.7 million for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. In January 2008, the Company received notice from the Internal Revenue Service ("IRS") that its 2005 tax return had been selected for audit. The audit was completed with no changes to reported tax. The statutes of limitations with respect to the Company's tax returns for 2006 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

      KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its remaining operations. KLC Land conducts substantially all of its business through various subsidiaries. Those with remaining assets of significant net value include KLC Holdings Corp. ("KLC"), Pioneer Mill Company, LLC ("PMCo"), Kaanapali Land Management Corp. ("KLM" fka Kaanapali Development Corp.), PM Land Company, LLC. and KCF-1, LLC.

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

      For any property targeted for development, the Company will generally prepare a land plan that is consistent with the findings of the studies and then commence the process of applying for the entitlements necessary to permit the use of the property in accordance with the land plan. The length and difficulty of obtaining the requisite entitlements by government agencies, as well as the cost of complying with any conditions attached to the entitlements, are significant factors in determining the viability of the Company's projects. Applications for entitlements may include, among other things, applications for state land use reclassification, county community plan amendments and changes in zoning.

      KAANAPALI 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located in the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of resort recreation, residential units and some commercial and recreational development sites, as well as affordable housing. While the oceanfront resort properties have been sold, most of the other Kaanapali 2020 lands continue to be owned by the Company. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan and the Wainee development, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. In Hawaii, the governmental entities have the right to impose limits or controls on growth in their communities through restrictive zoning, density reduction, impact fees and development requirements, which may affect materially utilization of the land and the costs associated with developing the land. In addition, a recent ordinance enacted by Maui County that requires, among other things, that up to fifty percent of new residential units qualify as affordable housing and therefore be sold at below market prices could adversely affect the profitability of future projects and render them unfeasible. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 lands that have sufficient entitlements to commence development are those in Phase I of the Kaanapali Coffee Farms development and the Puukolii Village development, as described below.

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

      A relatively small portion (approximately 300 acres) of the Kaanapali 2020 Development Planning area owned by the Company, known as Puukolii Village, comprised of two parcels known as the Puukolii Triangle and Puukolii Mauka, received entitlements in 1993 under the terms of a superseded law that fast tracked entitlements for planned mixed use developments that contained the requisite percentage of affordable housing units. The requirements imposed on the Company relative to these entitlements proved uneconomic and thus the developments were not pursued. The Company proposed revisions to the development agreement with the applicable state agencies and is beginning to plan for the development of the Puukolii Mauka area, which will, if ultimately developed, include certain affordable and market housing units, a small commercial area, a school, a park and associated improvements. In January 2009 the Company received approval of its proposed revisions to the development agreement.

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

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure those bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During November 2008 the remaining $1.7 million was released. During 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company closed on the sale of three additional lots in 2007. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692, respectively. The promissory notes are due July 2009 and October 2009.

      OTHER MAUI PROPERTY. Apart from the Kaanapali 2020 lands, the Company owns approximately 390 acres of remaining land on Maui, and has co-tenancy interest in a number of other small lots in residential neighborhoods in Lahaina.

      The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned for industrial development. This is the former site of Pioneer Mill's sugar mill on Maui and continues to be the site of the former Pioneer Mill coffee mill operation. Pioneer Mill is currently evaluating strategic options relating to this site. During 2006 the Company entered into a contract for the demolition of the sugar mill buildings on the Pioneer Mill site. The work was completed during 2006 at a cost of approximately $2.8 million.

      The Company also owns several parcels, known collectively as the "Wainee Lands", which are located in Lahaina south of the mill site. The Wainee Lands include approximately 235 acres and are classified and zoned for agricultural use and will need to obtain land use and zoning reclassification in order to proceed with any development. The Company is conducting various meetings with the West Maui community, public officials and consultants to determine a plan for a portion of their lands. While it is likely that this development, if pursued, will contain a significant affordable housing component as required by county ordinance, the Company believes that these lands may be available for a number of uses compatible with the close proximity of them to the center of Lahaina, including both affordable and market housing and certain recreational and service uses. Therefore, the Company is considering several options for this land. The Company has been engaged in numerous legal actions to quiet title to its Wainee lands as a necessary predicate to such development. Such cases have generally been contested and, while the Company has been successful in the cases completed so far, a small number of them have survived summary judgment motions by the Company. In the future, any such surviving cases may ultimately require trials at uncertain additional cost and time to completion. As of the date hereof, one case has been tried and was decided in favor of the Company. This case and one other that was decided in the Company's favor on summary judgment have been appealed by certain defendants, but those appeals were either dismissed or decided in the Company's favor. At this time, no such cases are in a posture beyond summary judgment or on appeal. There can be no assurance that any of these actions, whether now decided, still pending or yet to be filed, will regardless of their outcome permit the Wainee development to go forward on an economic basis.

      The Company also owns less than 100 acres of miscellaneous land parcels located on the Islands of Kauai, Maui and Oahu. These miscellaneous parcels primarily include land associated with now-closed sugar growing and processing operations, remnant parcels abutting infrastructure improvements from previously sold lands, such as strips along roadways, and water-related assets. It is not expected that upon sale these miscellaneous parcels will yield any significant cash proceeds to the Company. In addition, there are certain additional small parcels of land that are owned by the Company in common with third parties or in which the Company may be able to assert ownership through various legal theories.

One of those parcels was the subject of quiet title action that was brought by a third party that resulted in a settlement between PMCo and such third party and, in March 2009 of the award of title thereto 50% to PMCo and 50% to the third party and another third party that was not a party to the original action. This will ultimately permit PMCo, after satisfaction of certain title and entitlement requirements, to receive 50% of the net proceeds of the sale of such parcel. However, it is not expected that the ultimate net proceeds to the Company from such sale will be material to the Company. The Company continues to assess its option with respect to certain other co-tenancy parcels in the Lahaina area to determine whether the institution of proceedings to gain title thereto will be to the Company's benefit.

      AGRICULTURE

      HISTORIC OPERATIONS. A significant portion of the Company's revenues were formerly derived from agricultural operations primarily consisting of the cultivation, milling and sale of raw sugar. The last remaining operating sugar plantation of the Company, owned by a subsidiary of Kaanapali Land, was shut down at the end of 2000. In September 2001, the Company also ceased its coffee operations, which were owned by a subsidiary of Kaanapali Land. The Company leased, or granted limited licenses to operate, to a third party, certain portions of the Kaanapali 2020 land on which the coffee trees are located for the purpose of continuing agricultural coffee operations on such land. The lessee purchased the Company's coffee mill equipment during the first quarter of 2004. During late 2008 the Company purchased back the coffee mill equipment and terminated the third party leases and license agreements and assumed greater responsibility for farming and milling operations relating to the coffee orchards on behalf of the applicable land owners.

      SEED CORN OPERATIONS. The Company's seed corn operations are located on former Maui sugar lands that are now part of the Kaanapali 2020 area. The Company earns modest income, under a contract with Monsanto Seed Company, that generates approximately $1.2 million of annual gross revenue, to grow seed corn according to Monsanto's specifications. In addition to generating such revenue, this operation is otherwise advantageous, because the cultivated land helps control dust and soil erosion and keeps the fields green, to the benefit of the local community. The Company may seek to expand this operation if it believes it can provide suitable arable acreage with available irrigation water, find ready markets for its products and it can operate at a level of profitability that the Company deems sufficient. There can be no assurance that any expansion will occur or that current operations will remain profitable.

      GOLF

      The Company owned the golf course land and improvements and was responsible for the management and operation of an 18-hole golf course known as the Waikele Golf Course on Oahu. The Company ceased operations at the golf course effective March 1, 2006 for five months to allow for renovations of the golf course greens and facilities. The golf course resumed operations on September 1, 2006. The assets and operations of the Waikele Golf Course represented the entire golf segment for purposes of business segment information. The cost of the renovations and the shut-down of the course did not have a material adverse effect on the overall financial condition of the Company.

      On April 8, 2008, the Company entered into a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of approximately $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price is represented by a $13.3 million promissory note secured by the property along with corporate and personal guarantees from the purchaser and an affiliate. The note requires monthly interest only payments of 7% per annum and is due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale.

      For a description of financial information by segment, please read
Note 9 to the attached consolidated financial statements, which information is incorporated herein by reference.

      SIGNIFICANT ASSET SALES

      The Company has in the past consummated various strategic sales of bulk land. These transactions were generally pursued in order to raise additional cash that would enhance the Company's ability to fund the Kaanapali 2020 developments including, but not limited to Kaanapali Coffee Farms, and other Company overhead costs. The Company currently has no outstanding agreements for the sale of land in bulk, but while this is not the current focus of the Company, it does from time to time in the ordinary course of business engage in discussions with third parties who may be interested in certain parcels.

      EMPLOYEES.

      At March 1, 2009, Kaanapali Land and its subsidiaries had employed approximately 29 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

      TRADEMARKS AND SERVICE MARKS.

      The Company maintains a variety of trademarks and service marks that support each of its business segments. These marks are filed in various jurisdictions, including the United States Patent and Trademark Office, the State of Hawaii Department of Commerce and Consumer Affairs and foreign trademark offices. The trademarks and service marks protect, among other things, the use of the term "Kaanapali" and related names in connection with the developments in the vicinity of the Kaanapali Resort area on Maui and the various trade names and service marks obtained in connection with the Company's coffee operations. Certain trademarks, trade names and service marks have also been registered in connection with the Kaanapali Coffee Farms development. Also protected are certain designs and logos associated with the names protected. Certain marks owned by the Company have been licensed to third parties, however, the income therefrom is not material to the Company's financial results. To the extent deemed advantageous in connection with the Company's ongoing businesses, to satisfy contractual commitments with respect to certain marks or where the Company believes that there are future licensing opportunities with respect to specific marks, the Company intends to maintain such marks to the extent necessary to protect their use relative thereto. The Company also intends to develop and protect appropriate marks in connection with its future land development activities.

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

      Maui's residential real estate market has experienced a slow down since the latter part of 2005. The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy during the second half of 2008. The result is substantial market uncertainty in the housing market and declining home values. It is not clear how long the current slow down will last.

      There are several developers, operators, real estate companies and other owners of real estate that compete with the Company in its property business on Maui, many of which have greater resources. The number of competitive properties in a particular market could have a material adverse effect on the Company's success. In addition, many properties previously purchased by retail buyers are listed for resale and provide additional competition to the Company.

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

      Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. In January 2009 the Company received approval of revisions to its development plans for the Puukolii Village Mauha parcel. Entitlements for a 51 lot agricultural subdivision were received during the first quarter of 2006. Approximately 1,500 acres of the Company's Maui land which is contiguous to Kaanapali 2020 land is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes most other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project and its existence is expected to influence obtaining the entitlements for the remaining land.

      ENVIRONMENTAL MATTERS.

      The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to such substances including asbestos related liabilities. Those laws and regulations often impose liability without regard to fault. While the Company is currently involved in negotiations concerning certain environmental matters as described in the risk factors set forth below, it does not currently believe that it is likely that those matters will have a material adverse effect on its consolidated financial position or results of operations; however, no assurance can be given that any such condition does not exist or may not arise in the future. Reference is made to Item 1A. Risk Factors and Item 3. Legal Proceedings for a description of certain legal proceedings related to environmental conditions.


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

      Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. The September 11 attacks had a material adverse effect on tourism in the Kaanapali area immediately following the attacks, but the market rebounded during the period from 2002 into 2005 and the areas of primary and secondary residential homes, condominiums and time share units were relatively strong during this period. Markets have turned down significantly since late 2005, which has negatively impacted the volume of transactions completed in West Maui. The continuing national and global recession has had an adverse impact on the Hawaiian economy and if it continues for an extended period of time may adversely impact the Company's pricing for its properties. The soft Maui real estate market continues to negatively impact the number of lot sales to date and could continue to negatively impact the lot sales in the foreseeable future. No assurance can be given as to when the current market conditions will improve or as to whether the Company's land assets will not ultimately soften.

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

RISKS RELATING TO NATURAL EVENTS

      The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult, and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material damage. While it is not expected that any material work will be required on account of this event, there can be no assurance that the expense of doing any required work will not be material.

      In September 2007, the Company received further correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets. In April 2008 the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. The Company is finalizing a response to be submitted later in 2009.

      During the second quarter of 2007, the Company commenced portions of the required remedial work on these reservoirs. Some of this work was commenced in connection with improvements made to one of the reservoirs in order to construct the new non-potable water system servicing the Kaanapali Coffee Farms development. Such work has been substantially completed, however certain portions of the remedial work that are not associated with such improvements are in process or have not been commenced. The Company expects to address the remaining portions of such work during 2009.

RISKS RELATING TO AGRICULTURE

      While agricultural revenues are relatively insignificant to the Company's financial success, competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it leases to third parties for the production of agricultural products. The Company currently earns a modest profit on its contract with Monsanto for the production of seed corn on a portion of its Kaanapali 2020 Development Plan land. Regulatory, political, economic and scientific issues, in addition to the normal risks attendant to the growing cycle for any crop, may all weigh in to make such contract uneconomic for Monsanto, with the result that ongoing revenues to the Company could be impaired in the future. Such is also the case with the Company's coffee crop, in particular because the Company incurs substantially all the risks relating to the cost of growing and maintaining the trees and producing the crop, as well as the market risk attendant to the sale of the crop.

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

      The attacks of September 11, 2001 on the World Trade Center and Pentagon had an adverse impact on the U.S., world and Hawaiian economies, which in turn reduced discretionary income available for travel or the purchase of retirement or vacation homes. These events have also negatively impacted the desire of people to travel, particularly by air; the number of international visitors to the United States, particularly from Japan upon which Hawaii relies most-heavily, decreased as the United States became perceived to be a higher risk destination. In addition, a perception developed that because the United States was now at war, it no longer sought leisure travelers from abroad. Though these attitudes have abated somewhat in the years after the attacks and the Hawaiian economy has rebounded, there is no assurance that future events will not occur that would again dampen the inflow of money to Hawaii. More recently, the current credit and market crises have created severe recession conditions that likewise have reduced discretionary income and increased unemployment throughout the world, which again have negatively impacted travel to Hawaii and the market for real estate. Thus, it is clear that Hawaii is subject to higher risks than other portions of the United States due to its disproportionate reliance on air travel and tourism. The visitor industry is Hawaii's most important source of economic activity, accounting for more than a quarter of Gross State Product.

      Because of the foregoing considerations, it is clear that the risks associated with the large reliance by Hawaii on a visitor base, both from foreign countries and the United States mainland, will disproportionately impact the Company in future years, both positively and negatively, as market and visitation cycles play out. It is unknown how long the current downturn will continue or whether the current adverse impact on the Company's business may ultimately impair the Company's financial position.

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

      EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land is nevertheless continuing to engage in settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation or contribution by the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. Discussions with the Navy are continuing. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

      Federal tax return examinations have been completed for all years through 2005. Refunds aggregating approximately $4.7 million for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. In January 2008, the Company received notice from the IRS that their 2005 tax return had been selected for audit. The audit was completed with no changes to reported taxes. The statutes of limitations with respect to the Company's tax returns for 2006 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

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

      Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code during July 2007, Case No. 07-12776. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing. Prior to the deadline, Kaanapali Land filed claims that aggregated approximately $26.8 million, relating to both secured and unsecured intercompany debts owed by D/C to Kaanapali Land. In addition, a personal injury law firm based in San Francisco that represents clients with asbestos-related claims, filed proofs of claim on behalf of approximately 700 claimants. While it is not likely that a significant number of these claimants have a claim against D/C that could withstand a vigorous defense, it is unknown how the trustee will deal with these claims. It is not expected, however, that the Company will receive any material additional amounts in the liquidation of D/C.

      The Company received notice from the DLNR that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers, has inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material damage. While it is not expected that any material work will be required on account of this event, there can be no assurance that the expense of doing any required work will not be material.

      In September 2007, the Company received correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets. In April 2008, the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. The Company is finalizing a response to be submitted later in 2009.

      During the second quarter of 2007, the Company commenced portions of the required remedial work on these reservoirs. Some of this work was commenced in connection with improvements made to one of the reservoirs in order to construct the new non-potable water system servicing the Kaanapali Coffee Farms development. Such work has been substantially completed, however certain portions of the remedial work that are not associated with such improvements are in process or have not been commenced. The Company expects to address the remaining portions of such work during 2009.

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

      On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares have remained as shareholders of the Company and the Company expects to continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1 million and reimbursement of costs and expenses in an amount not to exceed $50 thousand. On February 28, 2008, the Court entered an order dismissing the case with prejudice and ordering the Company to pay plaintiff $250 thousand in fees and costs. The payment was made. As a consequence of the Company's failure to consummate the Merger Agreement, it continues to incur significant annual costs in connection with its public reporting requirements and shareholders related functions.

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

                                  PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
         COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of December 31, 2008 there were approximately 707 holders of record of the Company's 1,792,613 Common Shares and 39,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual K-1 reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends.

However, no dividends have been paid by the Company in 2008 and 2007 and the Company does not anticipate making any distributions for the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

                        KAANAPALI LAND, LLC (a)(b)
     For the years ended December 31, 2008, 2007, 2006, 2005 and 2004
              (Dollars in Thousands Except Per Share Amounts)

                         2008      2007      2006      2005      2004
                       --------  --------  --------  --------  --------
Total revenues . . . . $  3,170     8,814     9,543    33,533    10,073
                       ========  ========  ========  ========  ========
Net income (loss)
 from continuing
 operations. . . . . . $ (1,340)    1,757     2,731    21,431     5,197
                       ========  ========  ========  ========  ========

Income (loss) from
 continuing
 operations per
 share, basic
 and diluted . . . . . $   (.73)      .98      1.52     11.95      2.90
                       ========  ========  ========  ========  ========

Total assets . . . . . $150,506   186,289   185,344   187,875   179,401
                       ========  ========  ========  ========  ========

      (a) The above selected financial data should be read in conjunc-tion with the financial statements and the related notes appearing elsewhere in this report. The amounts reflected are those business segments of the Company's predecessor that are continuing in nature.

      (b) Prior years restated for amounts treated as discontinued operations.

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

      Unless wound up by the Company or merged, the Debtors continued to exist after the Plan Effective Date as separate legal entities. Except as otherwise provided in the Order or the Plan, the Debtors have been discharged from all claims and liabilities existing through the Plan Effective Date. As such, all persons and entities who had receivables, claims or contracts with the Debtors that first arose prior to the Petition Date and have not previously filed timely claims under the Plan or have not previously reserved their right to do so in the Reorganization Case are precluded from asserting any claims against the Debtors or their assets for any acts, omissions, liabilities, transactions or activities that occurred before the Plan Effective Date. During August 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed.

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

      On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares have remained as shareholders of the Company and the Company expects to continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1 million and reimbursement of costs and expenses in an amount not to exceed $50 thousand. On February 28, 2008, the Court entered an order dismissing the case with prejudice and ordering the Company to pay plaintiff $250 thousand in fees and costs. The payment was made. As a consequence of the Company's failure to consummate the Merger Agreement, it continues to incur significant annual costs in connection with its public reporting requirements and shareholders related functions.

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

      At December 31, 2008, the Company had cash and cash equivalents of approximately $25.8 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

      On April 8, 2008, the Company entered into a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of approximately $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price is represented by a $13.3 million promissory note secured by the property along with corporate and personal guarantees from the purchaser and an affiliate. The note requires monthly interest only payments of 7% per annum and is due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale.

      A subsidiary of Kaanapali Land holds a mortgage note secured by the Waikele Golf Course in the original principal amount of approximately $7.2 million. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3 million for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $8.8 million towards the note and accrual interest. As of December 31, 2008 the note had an outstanding principal and accrued interest balance of $1.1 million. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the sale of the golf course.

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure those bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During November 2008, the remaining $1.7 million was released. During 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company closed on the sale of three additional lots in 2007. In conjunction with the sales of two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692. The promissory notes are due July 2009 and October 2009.

      During January 2008 the Company became aware of an unsolicited tender offer for shares made jointly by SCM Special Fund, LLC; Sutter Opportunity Fund 4, LLC; MPF Flagship Fund II, LLC; MPF Dewaay Premier Fund 4, LLC; and MPF Special Fund 8, LLC to purchase up to 32,000 Shares of the Company for $30 per share. Pacific Trails, the manager of the Company, considered certain matters and concluded that it would express no opinion and remained neutral with respect to the offer. The Company received notice from the offerors that they terminated the offer.

      On April 15, 2008, the Company entered into an agreement in principal with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary anti-dilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% vested on December 31, 2008 and the remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date.

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

      2008 COMPARED TO 2007

      Property, net decreased due to the sale of the Waikele Golf Course property in the fourth quarter of 2008. A note receivable was received in association with the sale of the golf course. The reduction of Property, net was partially offset by capitalized Kaanapali Coffee Farms development costs.

      Pension plan assets decreased as a result of significantly eroded market values in the Company's pension plan assets.

      Other assets decreased due to the reduction of the collateral account securing a subdivision bond obtained in conjunction with the Kaanapali Coffee Farms project.

      Deferred income taxes decreased primarily due to the reduction of the pension plan assets.

      Other liabilities decreased due to the net reduction of certain reserves. The offset of the reduction in reserves is reflected in selling, general and administrative expenses.

      Sales and cost of sales decreased for the year ended December 31, 2008 due to the sale of one lot during the first quarter of 2007, one lot sale during the third quarter of 2007 and an additional lot sale during the fourth quarter of 2007.

      Interest and other income decreased for the year ended December 31, 2008 due to a lower average cash balance during 2008 compared to 2007 which resulted in a lower amount of interest earned during 2008.

      Selling, general and administrative expenses increased primarily due to the reduction of certain reserves of approximately $4 million in 2007.

      Income (loss) from discontinued operations represents the results of operations of the Waikele Golf Course, which was sold during the fourth quarter of 2008. The increase in the loss is primarily due to an asset impairment charge related to the write-down of the carrying value of the golf course during the second quarter of 2008.

      2007 COMPARED TO 2006

      Decrease in interest income resulted from the decrease in cash and cash equivalents due to the Kaanapali Coffee Farms development costs incurred.

      Selling, general and administrative expenses increased primarily due to the reduction of certain reserves of approximately $7.5 million in 2006 compared to the decrease in reserves during 2007 of approximately $4 million, as noted above.

      Loss from discontinued operations decreased as a result of the golf course having a full year of operations in 2007 compared to the golf course being closed for five months during 2006 for renovations.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            KAANAPALI LAND, LLC

                                   INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended
  December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended
  December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Managing Member and Stockholders
Kaanapali Land, LLC


We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.






                                        /s/ Ernst & Young LLP




Chicago, Illinois
March 27, 2009

                            KAANAPALI LAND, LLC

                        Consolidated Balance Sheets

                        December 31, 2008 and 2007
                 (Dollars in Thousands, except share data)


                                A S S E T S
                                -----------
                                                       2008      2007
                                                     --------  --------

Cash and cash equivalents. . . . . . . . . . . . .   $ 25,780    24,050
Receivables, net . . . . . . . . . . . . . . . . .         46       104
Property, net. . . . . . . . . . . . . . . . . . .     98,356   118,485
Pension plan assets. . . . . . . . . . . . . . . .      9,061    33,346
Note receivable. . . . . . . . . . . . . . . . . .     13,250     --
Other assets . . . . . . . . . . . . . . . . . . .      4,013    10,304
                                                     --------  --------
                                                     $150,506   186,289
                                                     ========  ========


                           L I A B I L I T I E S
                           ---------------------

Accounts payable and accrued expenses. . . . . . .   $  4,727     5,093
Deferred income taxes. . . . . . . . . . . . . . .     18,591    30,888
Accrued benefit obligation . . . . . . . . . . . .      1,932     2,181
Other liabilities. . . . . . . . . . . . . . . . .     21,691    25,092
                                                     --------  --------
        Total liabilities. . . . . . . . . . . . .     46,941    63,254

Commitments and contingencies


                   S T O C K H O L D E R S'  E Q U I T Y
                   -------------------------------------

Common stock, at 12/31/08 and 12/31/07
  Shares authorized - 4,500,000, Class C shares
    52,000; shares issued and outstanding
    1,792,613 in 2008 and 2007, Class C shares
    issued and outstanding 39,000 in 2008. . . . .      --        --
Additional paid-in capital . . . . . . . . . . . .      5,438     5,357
Accumulated other comprehensive income (loss),
  net of tax . . . . . . . . . . . . . . . . . . .    (14,259)    1,650
Accumulated earnings . . . . . . . . . . . . . . .    112,386   116,028
                                                     --------  --------

        Total stockholders' equity . . . . . . . .    103,565   123,035
                                                     --------  --------

                                                     $150,506   186,289
                                                     ========  ========











                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Operations

               Years ended December 31, 2008, 2007 and 2006
              (Dollars in Thousands Except Per Share Amounts)

                                            2008       2007      2006
                                          --------   --------  --------
Revenues:
  Sales. . . . . . . . . . . . . . . . .  $  2,345      6,660     6,318
  Interest and other income. . . . . . .       825      2,154     3,225
                                          --------   --------  --------
                                             3,170      8,814     9,543
                                          --------   --------  --------
Cost and expenses:
  Cost of sales. . . . . . . . . . . . .     2,593      4,026     4,308
  Selling, general and
    administrative . . . . . . . . . . .     2,436      1,433       761
  Depreciation and amortization. . . . .       221        197       162
                                          --------   --------  --------
                                             5,250      5,656     5,231
                                          --------   --------  --------
Operating income (loss) from
  continuing operations before
  income taxes and income (loss)
  from discontinued operations . . . . .    (2,080)     3,158     4,312

    Income tax benefit (expense) . . . .       740     (1,401)   (1,581)
                                          --------   --------  --------
    Income (loss) from continuing
      operations . . . . . . . . . . . .    (1,340)     1,757     2,731
    Income (loss) from discontinued
      operations, net of income
      taxes. . . . . . . . . . . . . . .    (2,302)      (339)   (1,119)
                                          --------   --------  --------

        Net income (loss). . . . . . . .  $ (3,642)     1,418     1,612
                                          ========   ========  ========

Net income (loss) per share -
  basic and diluted:
    Income (loss) from continuing
      operations . . . . . . . . . . . .  $   (.73)       .98      1.52
    Income (loss) from discontinued
      operations, net of income taxes. .     (1.26)      (.19)     (.62)
                                          --------   --------  --------
        Net income (loss) per share -
          basic and diluted. . . . . . .  $  (1.99)       .79       .90
                                          ========   ========  ========

















               The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

              Consolidated Statements of Stockholders' Equity

               Years ended December 31, 2008, 2007 and 2006
                          (Dollars in Thousands)


                                                       Accumu-
                                                       lated
                                                       Other
                                           Accumu-     Compre-    Total
                               Additional  lated       hensive    Stock-
                      Common    Paid-In    (Deficit)   Income     holders'
                      Stock     Capital    Earnings    (Loss)     Equity
                     --------  ---------   --------   --------   --------

Balance at
  December 31,
  2005 . . . . . .   $    --       5,357    113,703      --       119,060

Net income . . . .        --        --        1,612      --         1,612
                     --------   --------   --------   --------   --------

Balance at
  December 31,
  2006 . . . . . .        --       5,357    115,315      --       120,672

Adjustment to
  adopt FIN 48 . .        --       --          (705)     --          (705)

Other comprehensive
  income, net
  of tax . . . . .        --       --         --         1,650      1,650

Net income . . . .        --       --         1,418      --         1,418
                     --------   --------   --------   --------   --------
Balance at
  December 31,
  2007 . . . . . .        --       5,357    116,028      1,650    123,035

Share based
  compensation . .        --          81      --         --            81

Other comprehen-
  sive loss,
  net of tax . . .        --       --         --       (15,909)   (15,909)

Net loss . . . . .        --       --        (3,642)     --        (3,642)
                     --------   --------   --------   --------   --------
Balance at
  December 31,
  2008 . . . . . .   $    --       5,438    112,386    (14,259)   103,565
                     ========   ========   ========   ========   ========













                The accompanying notes are an integral part
                 of the consolidated financial statements.

                            KAANAPALI LAND, LLC

                   Consolidated Statements of Cash Flows

               Years ended December 31, 2008, 2007 and 2006
                          (Dollars in Thousands)


                                            2008       2007      2006
                                          --------   --------  --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . .  $ (3,642)     1,418     1,612
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operations:
    Share based compensation . . . . . .        81      --        --
    Property sales, disposals and
      retirements, net . . . . . . . . .       106      2,770     2,666
    Impairment loss included in
      discontinued operations. . . . . .     3,900      --        --
    Pension plan assets. . . . . . . . .    (1,862)    (2,631)   (1,677)
    Depreciation and amortization
      including discontinued
      operations . . . . . . . . . . . .       492      1,279     1,054
    Deferred income taxes. . . . . . . .    (2,212)     2,241       450
  Changes in operating assets and
   liabilities:
    Receivables, net . . . . . . . . . .        58         44     4,587
    Other assets . . . . . . . . . . . .     2,005     (1,500)      435
    Accrued benefit obligation . . . . .      (182)      (186)     (264)
    Collateral deposit . . . . . . . . .     4,180      2,429     --
    Accounts payable, accrued
      expenses and other . . . . . . . .    (3,681)    (4,093)   (4,329)
                                          --------   --------  --------
Net cash provided by (used in)
  operating activities . . . . . . . . .      (757)     1,771     4,534
                                          --------   --------  --------

Cash flows from investing activities:
  Proceeds from property sales . . . . .     8,006      --        --
  Property additions . . . . . . . . . .    (5,519)   (17,345)  (16,587)
                                          --------   --------  --------
Net cash provided by (used in)
  investing activities . . . . . . . . .     2,487    (17,345)  (16,587)
                                          --------   --------  --------
        Net increase (decrease) in
          cash and cash equivalents. . .     1,730    (15,574)  (12,053)

        Cash and cash equivalents
          at beginning of year . . . . .    24,050     39,624    51,677
                                          --------   --------  --------
        Cash and cash equivalents
          at end of year . . . . . . . .  $ 25,780     24,050    39,624
                                          ========   ========  ========

  Cash received (paid) for
    income taxes . . . . . . . . . . . .  $  --           129     4,397
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

      The Plan was confirmed by the Bankruptcy Court by orders dated
July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). During August 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed.

      In accordance with the Plan, a maximum of 1,863,000 shares of Kaanapali Land were issuable. At December 31, 2008, approximately 1,793,000 Common Shares were issued and outstanding and Kaanapali Land believes that no further Common Shares will be issued under the Plan.

      Kaanapali Land's membership interests are denominated as "Shares" and were originally divided into two classes: the Class A Shares, which were widely held primarily by non-affiliated persons who had previously held Company indebtedness prior to the Plan Effective Date and "Class B Shares" which were generally held by affiliates of Kaanapali Land. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated Company Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007.

      During 2008, the Company issued up to 52,000 Class C Shares (the "Class C Shares") pursuant to a stock-based compensation agreement with an executive vice president of the Company. The Class C shares have the same rights as the shares except that the Class C Shares will not participate in any distributions until the holders of the shares have aggregate distributions of $19 per Share, subject to customary antidilution adjustments. For further information on the Class C Shares see Note 5.

      The accompanying consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessor (collectively, the "Company"), which include KLC Land and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment grows seed corn and soybeans under contract and leases and prior to late 2008 provided harvesting rights to a third party on certain lands currently cultivated in or used for the processing of coffee, while maintaining additional coffee acreage for possible future use. During late 2008, the Company purchased back the coffee mill equipment and terminated the third party leases and license agreements and assumed greater responsibility for farming and milling operations relating to the coffee orchards on behalf of the applicable land owners. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment, which was responsible for the management and operation of the Waikele Golf Course, was reclassified as held for sale during the second quarter of 2008, and is reported as discontinued operations. The golf course was sold in November 2008. The assets and operation of the Waikele Golf Course represented all of the golf segment for purposes of business segment information. The Property and Agriculture segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 9.

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

      Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension/post-retirement cost: unrecognized prior service costs of $4 ($2 net of tax) and unrecognized actuarial loss $23,372 ($14,257 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension/post-retirement cost during the fiscal year ended December 31, 2009 is ($1,326) (($809) net of tax), and $19 ($12 net of tax), respectively.

      On September 15, 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted SFAS 157 effective January 1, 2008 and it did not have a material effect on the Company's financial statements.

      In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of Statement 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years and as a result is effective for the Company starting January 1, 2009.

      In December 2008, the FASB issued FSP FAS No. 132r-1, Employers' Disclosures about Postretirement Benefit Plan Assets, which amended the disclosure requirements under SFAs No. 132(r), Employers' Disclosures about Pensions and Other Postretirement Benefits. FSP FAS No. 132r-1 requires additional disclosures primarily around the types of plan assets, associated risks in an employer's defined benefit pension or other postretirement plans, and current events in the economy and markets that could have a significant impact on the value of plan assets. The disclosures about plan assets required by this FSP are effective for fiscal years ending after December 15, 2009 and as such is effective for the Company starting January 1, 2009.

      RECEIVABLES

      The allowance for doubtful receivables was $0 and $100 at December 31, 2008 and 2007, respectively.

      LAND DEVELOPMENT

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900. During February 2008, the $11,300 bond was released and the collateral account was further reduced to $1,700. During November 2008 the remaining $1,700 was released. During 2006 the Company closed on the sale of three lots at Kaanapali Coffee Farms. The Company closed on the sale of three additional lots in 2007. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692. The promissory notes are due July 2009 and October 2009.

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

      The Company reclassified the Waikele Golf Course as held for sale as of April 8, 2008. The Company recorded a $3,900 asset impairment charge (before taxes) related to its write-down of the carrying value of the Waikele Golf Course during the second quarter ending June 30, 2008. Following the guidance in SFAS No. 144, the carrying value of the Waikele Golf Course was written down to its estimated fair value. Depreciation on these assets ceased upon classification as held for sale. The golf course was sold on November 12, 2008. The operations including the impairment charge have been classified on the statement of operations as discontinued operations for all periods presented.

                                                   2008          2007
                                                 --------      --------
  Property, net:
    Land . . . . . . . . . . . . . . . . . .     $ 95,567       100,957
    Land improvements. . . . . . . . . . . .        --            1,886
    Buildings. . . . . . . . . . . . . . . .        2,899        19,700
    Machinery and equipment. . . . . . . . .        3,500         4,763
                                                 --------      --------
                                                  101,966       127,306
    Accumulated depreciation . . . . . . . .       (3,610)       (8,821)
                                                 --------      --------
    Property, net. . . . . . . . . . . . . .     $ 98,356       118,485
                                                 ========      ========

      Land held for sale of approximately $29,600 and $27,400, representing primarily Kaanapali Coffee Farms, was included in Property in the consolidated balance sheets at December 31, 2008 and December 31, 2007, respectively, and was carried at the lower of cost or fair value less cost to sell. No land is currently in use except for certain Kaanapali 2020 land that has been set aside for the Company's seed corn operations and certain acreage of coffee trees which are being maintained to support the Company's land development program.

      The Company's property holdings are on the island of Maui (including approximately 4,000 acres known as Kaanapali 2020, of which approximately 1,500 acres is classified as conservation land which precludes development). The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

      PROPERTY SALES AND MORTGAGES RECEIVABLE

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

      OTHER LIABILITIES

      Other liabilities are primarily comprised of reserves for losses, commitments and contingencies related to various divested assets or operations. These reserves include the estimated effects of certain asbestos related claims, certain lease and other real estate related guarantees and obligations, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation, investigation and potential remedial efforts in connection with environmental matters in the state of Hawaii, and reserves for potential income tax exposure generally associated with real estate operations. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its reserve amounts and adjusts such as it determines appropriate to reflect current information. Reference is made to Note 7, Commitments and Contingencies.

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


(2)  MORTGAGE NOTE PAYABLE

      A subsidiary of Kaanapali Land holds a mortgage note secured by the Waikele Golf Course in the original principal amount of $7,178. The proceeds of the mortgage note were used to pay off a $7,178 mortgage held by an unrelated third party in March 2005. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course the outstanding principal and accrued interest was reduced pursuant to a payment of $8,800 towards the note and accrued interest. As of December 31, 2008 the note had an outstanding principal and accrued interest balance of approximately $1,100. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of December 31, 2008 of approximately $79,000 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(3)  RENTAL ARRANGEMENTS

      The Company has rented, as lessee, various land, facilities and equipment under operating leases. Most land leases provided for renewal options and minimum rentals plus contingent payments based on revenues or profits. The Company has formerly been involved in various sandwich leases for land.

      The Company leased various office spaces with average annual rental of approximately $65 per year. Although the Company was a party to certain other leasing arrangements, none of them were material.


(4)  EMPLOYEE BENEFIT PLANS

      (a)   PENSION PLANS

      As of December 31, 2008, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Accordingly, there is no difference between the accumulated benefit obligation and the projected benefit obligation. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

      The following tables summarize the components of the change in pension benefit obligations, plans assets and funded status of the Company's defined benefit pension plan at December 31, 2008 and 2007.

                                                       2008      2007
                                                      -------   -------

  Benefit obligation at beginning of year. . . . . .  $45,850    47,489
  Service cost . . . . . . . . . . . . . . . . . . .       24        18
  Interest cost. . . . . . . . . . . . . . . . . . .    2,533     2,583
  Actuarial (gain) loss. . . . . . . . . . . . . . .      779      (227)
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,215)   (4,013)
                                                      -------   -------
  Benefit obligation at end of year. . . . . . . . .   44,971    45,850
                                                      -------   -------

  Fair value of plan assets at beginning of year . .   79,196    77,726
  Actual return on plan assets . . . . . . . . . . .  (20,949)    5,483
  Benefits paid. . . . . . . . . . . . . . . . . . .   (4,215)   (4,013)
                                                      -------   -------
  Fair value of plan assets at end of year . . . . .   54,032    79,196
                                                      -------   -------

  Funded status. . . . . . . . . . . . . . . . . . .    9,061    33,346

  Unrecognized net actuarial (gain) loss . . . . . .   23,524    (2,625)
  Unrecognized prior service cost. . . . . . . . . .        4         6
                                                      -------   -------
  Prepaid pension cost . . . . . . . . . . . . . . .  $32,589    30,727
                                                      =======   =======

      At December 31, 2008, approximately 26% of the plan's assets are invested in equity securities, 35% in fixed income funds and 39% in alternative strategies.

      The components of the net periodic pension credit for the years ended December 31, 2008, 2007 and 2006 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:
                                             2008      2007      2006
                                            -------   -------   -------
  Service cost . . . . . . . . . . . . . .  $    24        18        16
  Interest cost. . . . . . . . . . . . . .    2,533     2,583     2,494
  Expected return on plan assets . . . . .   (4,938)   (4,869)   (4,698)
  Recognized net actuarial gain loss . . .      517       689       510
  Amortization of prior service cost . . .        2         2         1
                                            -------   -------   -------
  Net periodic pension credit. . . . . . .  $(1,862)   (1,577)   (1,677)
                                            =======   =======   =======

      The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

  As of January 1,                           2008      2007      2006
  ----------------                          -------   -------   -------

  Discount rate. . . . . . . . . . . . . .    5.75%     5.65%     5.65%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.0%
                                            =======   =======   =======

  As of December 31,
  ------------------

  Discount rate - net periodic
    pension credit . . . . . . . . . . . .    5.75%     5.65%     5.65%
                                            =======   =======   =======

  Discount rate - accumulated benefit
    obligation . . . . . . . . . . . . . .    5.50%     5.75%     5.65%
                                            =======   =======   =======

  Rates of compensation increase . . . . .       3%        3%        3%
                                            =======   =======   =======

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%      7.0%
                                            =======   =======   =======

      The above long-term rates of return were selected based on historical asset returns and expectations of future returns.

      The Company amortizes experience gains and losses as well as effects of changes in actuarial assumptions and plan provisions over a period no longer than the average expected mortality of participants in the pension plan.

      The measurement date is December 31, the last day of the corporate fiscal year. The accumulated benefit obligation at December 31, 2008 and 2007 equals approximately $45,000 and $46,000, respectively.

      A comparison of the market value of the Pension Plan's net assets with the present value of the benefit obligations indicates the Company's ability at a point in time to pay future benefits. The fair value of the Pension Plan's assets available for benefits will fluctuate and certain future obligations of the Pension Plan may be subject to bargaining unit agreements.

      There was no contribution required in 2008 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

      The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

      The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

                                               Amounts
                                               -------

            2009 . . . . . . . . . . . . .     $ 3,810
            2010 . . . . . . . . . . . . .       3,740
            2011 . . . . . . . . . . . . .       3,532
            2012 . . . . . . . . . . . . .       3,415
            2013 . . . . . . . . . . . . .       3,301
            2014-2018. . . . . . . . . . .      14,852


      Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31:

                                                 2008           2008
                                               Discount        Salary
                                                 Rate         Increase
                                               --------       --------

Effect of a 1% increase on:
    Net periodic pension cost. . . . . .       $   (343)             1
    Pension benefit obligation
      at year end. . . . . . . . . . . .       $ (4,065)             4

Effect of a 1% decrease on:
    Net periodic pension cost. . . . . .       $    400             (1)
    Pension benefit obligation
      at year end. . . . . . . . . . . .       $  4,870             (3)

      Effect of a 1% change in the rate of return on assets for the fiscal years ended December 31:
                                             1% Increase    1% Decrease
                                             -----------    -----------

Net periodic pension cost. . . . . . . .       $   (705)           705


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

      For measuring the expected postretirement benefit obligation, an 8% annual rate of increase in the per capita claims cost was assumed through 2008. The healthcare cost trend rate assumption currently has a minimal effect on the amount of the obligation and periodic cost reported. An increase (decrease) in the assumed healthcare trend rate by 1% in 2008 would increase (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2008 by $3 and $(4), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $1 and $(1), respectively.

      The costs of post-retirement healthcare benefits for the year ended December 31, 2008, 2007 and 2006 were as follows:

                                          2008        2007      2006
                                          Total       Total     Total
                                         -------     -------   -------

Service cost . . . . . . . . . . . .     $    --         --       --
Interest cost. . . . . . . . . . . .         117         125       130
Amortization of net gain . . . . . .         (12)         (9)      (61)
Recognized settlement gain . . . . .          --         --       --
                                         -------     -------   -------
Net periodic postretirement
  benefit cost/(income). . . . . . .     $   105         116        69
                                         =======     =======   =======

      The following table sets forth the plans' change in accumulated post-retirement benefit obligation and benefit cost as of December 31, 2008 and 2007 as follows:

                                           December 31,   December 31,
                                               2008           2007
                                           ------------   ------------

Benefit obligation at beginning of year.        $ 2,180          2,367
Interest cost. . . . . . . . . . . . . .            117            125
Actuarial losses (gain). . . . . . . . .            (71)           (16)
Net benefits paid. . . . . . . . . . . .           (294)          (295)
                                                -------        -------
Benefit obligation at end of year. . . .        $ 1,932          2,181
                                                =======        =======

      Unrecognized gains and losses are amortized over the remaining life expectancy of all participating retirees.

      The Company does not fund its postretirement healthcare plan. Accordingly, as of December 31, 2008 and 2007, the postretirement healthcare plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2008 and 2007 (in thousands):


                                                    2008        2007
                                                  --------    --------

Fair value of plan assets at
  beginning of year. . . . . . . . . . . . . .    $   --          --
Company contributions. . . . . . . . . . . . .         294         294
Plan participants' contributions . . . . . . .         472         469
Benefits paid. . . . . . . . . . . . . . . . .        (766)       (763)
                                                  --------    --------
Fair value of plan assets at
  end of year. . . . . . . . . . . . . . . . .    $   --          --
                                                  ========    ========

      The subsidiary's expected contributions for 2009 through 2013 are approximately $230 for each year of the five year period.

      An 8% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2008. The rate was assumed to decrease to 7% for 2009 and 6% thereafter.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.50% as of December 31, 2008 and 5.75% as of December 31, 2007.

      The estimated future employer paid benefits under the Company's postretirement healthcare plan are as follows (in thousands):

                                               Amounts
                                               -------
            2009 . . . . . . . . . . . . .     $   254
            2010 . . . . . . . . . . . . .         250
            2011 . . . . . . . . . . . . .         234
            2012 . . . . . . . . . . . . .         218
            2013 . . . . . . . . . . . . .         203
            2014-2018. . . . . . . . . . .         789

      The calculation of the accumulated postretirement benefit cost or the net periodic postretirement benefit cost does not reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act").

      The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents. The deferred compensation liability of approximately $1,405 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $1,411 are consolidated in the Company's balance sheet.


(5)  STOCK-BASED COMPENSATION

      On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, and an additional 25% vested on December 31, 2008. The remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date. The Company recognized compensation expense of approximately $81 for stock based compensation for the twelve months ended December 31, 2008.


(6)   INCOME TAXES

      The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a net increase of $705 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had approximately $10,500 in gross unrecognized tax benefits. At December 31, 2007, the gross unrecognized tax benefits accrued for within other liabilities on the Consolidated Balance Sheets decreased to approximately $2,000 due to the lapsing of applicable statutes of limitations. The Company's gross unrecognized tax benefits total approximately $1,700 at December 31, 2008. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

      The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Consolidated Balance Sheets at December 31, 2008 and 2007 include $41 and $125, respectively, accrued for the potential payment of interest and penalties.

      Income tax expense attributable to income from continuing operations for the years ended December 31, 2008, 2007 and 2006 consists of:

                                       Current     Deferred     Total
                                       --------    --------    --------
     Year ended December 31, 2008:
       U.S. federal. . . . . . . . .   $  --           (666)       (666)
       State . . . . . . . . . . . .      --            (74)        (74)
                                       --------    --------    --------
                                       $  --           (740)       (740)
                                       ========    ========    ========
     Year ended December 31, 2007:
       U.S. federal. . . . . . . . .   $  --          1,261       1,261
       State . . . . . . . . . . . .      --            140         140
                                       --------    --------    --------
                                       $  --          1,401       1,401
                                       ========    ========    ========
     Year ended December 31, 2006:
       U.S. federal. . . . . . . . .   $  --          1,129       1,129
       State . . . . . . . . . . . .        327         125         452
                                       --------    --------    --------
                                       $    327       1,254       1,581
                                       ========    ========    ========

      Income tax expense attributable to discontinued operations for the years ended December 31, 2008, 2007 and 2006 are $(1,471), $(217) and
$(716), respectively.

      Income tax expense attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:
                                         2008        2007        2006
                                       --------    --------    --------
Provision at statutory rate. . . . .   $   (728)      1,105       1,509
Increase (reduction) in income
 taxes resulting from:
  Increase (reduction) in
    valuation allowance. . . . . . .        330       1,644         834
  Other, net . . . . . . . . . . . .       (342)     (1,348)       (762)
                                       --------    --------    --------
      Total. . . . . . . . . . . . .   $   (740)      1,401       1,581
                                       ========    ========    ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2008 and 2007 are as follows:
                                                     2008        2007
                                                   --------    --------
    Deferred tax assets:
      Post retirement benefits . . . . . . . . .   $   (753)       (851)
      Reserves related primarily to losses
        on divestitures. . . . . . . . . . . . .     (7,265)     (8,249)
      Loss carryforwards . . . . . . . . . . . .     (5,393)     (5,064)
      Tax credit carryforwards . . . . . . . . .     (2,816)     (2,816)
      Other, net . . . . . . . . . . . . . . . .     (1,018)     (1,184)
                                                   --------    --------
        Total deferred tax assets. . . . . . . .    (17,245)    (18,164)
        Less - valuation allowance . . . . . . .      8,209       7,880
                                                   --------    --------
        Net deferred tax assets. . . . . . . . .     (9,036)    (10,284)
                                                   --------    --------

                                                     2008        2007
                                                   --------    --------
    Deferred tax liabilities:
      Property, plant and equipment,
        principally due to purchase
        accounting adjustments,
        net of impairment charges. . . . . . . .     23,299      27,407
      Prepaid pension and core retirement
        award costs. . . . . . . . . . . . . . .      4,328      13,765
                                                   --------    --------
          Total deferred tax liabilities . . . .     27,627      41,172
                                                   --------    --------
          Net deferred tax liability . . . . . .   $ 18,591      30,888
                                                   ========    ========

      The Company at December 31, 2008 has net operating loss carryforwards ("NOLs") of approximately $47,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $10,000 originated in 2007 and 2008, and the state NOLs begin to expire in 2010.

      Federal tax return examinations have been completed for all years through 2005. Refunds aggregating approximately $4,700 for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. Pursuant to a settlement agreed to with the IRS in 2006, no liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years, the Company agreed to adjust certain tax attributes, including the tax basis of assets. The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1,900. Other liabilities were reduced in the fourth quarter of 2006 due to the completion of Federal tax return examinations for the years 1998 to 2002 which were settled by the Company at amounts which reduced significantly the need for reserves for potential income tax exposure. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300. In January 2008, the Company received notice from the IRS that their 2005 tax return had been selected for audit.

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


(7)   TRANSACTIONS WITH AFFILIATES

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2008, 2007 and 2006 was approximately $30, $48 and $74, respectively, all of which was paid as of December 31, 2008.

      The Company pays a non-accountable reimbursement of $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2008.

      The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, Management Services, LLC, and JMB Financial Advisors, LLC, during 2008. The total costs for the years ended 2008, 2007 and 2006 were approximately $2,250, $2,425 and $2,675, respectively, of which approximately $950 was unpaid as of December 31, 2008.


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

      As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar responded to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

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

      EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land is nevertheless continuing to engage in settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Even if Kaanapali Land were found to be the successor to Old Oahu, Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation or contribution by the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. Discussions with the Navy are continuing. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

      Federal tax return examinations have been completed for all years through 2005. Refunds aggregating approximately $4,700 for years through 2000 have been received by Kaanapali Land for previous payments of taxes and interest. Pursuant to a settlement agreed to with the IRS in 2006, no liability for Federal taxes was determined for 2001 or 2002; however, in connection with the settlement of those years, the Company agreed to adjust certain tax attributes, including the tax basis of assets. The effect in 2006 on the Company's consolidated balance sheet was to increase deferred tax liabilities by approximately $1,900. Income tax expense was also recorded for the year ended December 31, 2006 due to the finalization of the Company's 2005 tax return and a payment made in regard to the settlement of a prior year state tax matter of approximately $300. In January 2008, the Company received notice from the IRS that their 2005 tax return had been selected for audit. The audit was completed with no changes to reported taxes. The statutes of limitations with respect to the Company's tax returns for 2006 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

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

      On February 15, 2005, D/C was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party was served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleged that it is an insurance company to whom D/C tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleged that because none of the parties have been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff sought, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies were exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred unreasonably; that plaintiff was entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C has breached its obligation of cooperation with plaintiff. D/C filed an answer and an amended cross-claim. D/C believed that it had meritorious defenses and positions, and intended to vigorously defend. In addition, D/C believed that it was entitled to amounts from plaintiffs for reimbursement and recoupment of amounts expended by D/C on the lawsuits previously tendered. In order to fund such action and its other ongoing obligations while such lawsuit continued, D/C entered into a Loan Agreement and Security Agreement with Kaanapali Land, in August 2006, whereby Kaanapali Land provided certain advances against a promissory note delivered by D/C in return for a security interest in any D/C insurance policy at issue in this lawsuit. In June 2007, the parties settled this lawsuit with payment by plaintiffs in the amount of $1,618 which amount is reflected as a reduction of selling, general and administrative expense in the statement of operations for year ended December 31, 2007. Such settlement amount was paid to Kaanapali Land in partial satisfaction of the secured indebtedness noted above.

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

      The Company received notice from the DLNR that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers, has inspected each reservoir and identified certain minor damage. In addition, Company personnel have inspected various portions of its Maui water source and transmission assets to determine if any other damage of significance has occurred, but has so far found no material damage. While it is not expected that any material work will be required on account of this event, there can be no assurance that the expense of doing any required work will not be material.

      In September 2007, the Company received further correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets. In April 2008, the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. The Company is finalizing a response to be submitted later in 2009.

      During the second quarter of 2007, the Company commenced portions of the required remedial work on these reservoirs. Some of this work was commenced in connection with improvements made to one of the reservoirs in order to construct the new non-potable water system servicing the Kaanapali Coffee Farms development. Such work has been substantially completed, however certain portions of the remedial work that are not associated with such improvements are in process or have not been commenced. The Company expects to address the remaining portions of such work during 2009.

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

      On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelfth of the Merger Agreement. As a result, the holders of Class A Shares have remained as shareholders of the Company and the Company expects to continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1,000 and reimbursement of costs and expenses in an amount not to exceed $50. On February 28, 2008, the Court entered an order dismissing the case with prejudice and ordering the Company to pay plaintiff $250 thousand in fees and costs. The payment was made. As a consequence of the Company's failure to consummate the Merger Agreement, it continues to incur significant annual costs in connection with its public reporting requirements and shareholders related functions.

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

      Amounts exclude golf segment which was reclassified as discontinued operations in 2008 prior to sale. See Note 1 for additional information.

                                         2008        2007        2006
                                       --------    --------    --------
Revenues:
  Property . . . . . . . . . . . . .   $  1,144       6,298       6,929
  Agriculture  . . . . . . . . . . .      1,851       1,874       1,789
  Corporate. . . . . . . . . . . . .        175         642         825
                                       --------    --------    --------
                                       $  3,170       8,814       9,543
                                       ========    ========    ========

Operating income (loss):
  Property . . . . . . . . . . . . .   $ (1,556)      1,125       1,334
  Agriculture  . . . . . . . . . . .       (384)        155         323
                                       --------    --------    --------

Operating income (loss). . . . . . .     (1,940)      1,280       1,657

Corporate. . . . . . . . . . . . . .       (140)      1,878       2,655
                                       --------    --------    --------
Operating income (loss) from
  continuing operations before
  income taxes and income (loss)
  from discontinued operations . . .   $ (2,080)      3,158       4,312
                                       ========    ========    ========

Identifiable Assets:
  Property . . . . . . . . . . . . .   $ 51,541      59,130
  Agriculture. . . . . . . . . . . .     55,766      55,698
                                       --------    --------

                                        107,307     114,828

Corporate. . . . . . . . . . . . . .     43,199      45,586
                                       --------    --------
                                       $150,506     160,414
                                       ========    ========

     Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

                                         2008        2007        2006
                                       --------    --------    --------
Capital Expenditures:
  Property . . . . . . . . . . . . .   $  4,753      16,235      15,585
  Agriculture. . . . . . . . . . . .        766         469          65
  Corporate. . . . . . . . . . . . .      --          --              2
                                       --------    --------    --------
                                       $  5,519      16,704      15,652
                                       ========    ========    ========

Depreciation and Amortization:
  Property . . . . . . . . . . . . .   $    101         101          60
  Agriculture. . . . . . . . . . . .        120          96         102
                                       --------    --------    --------
Total. . . . . . . . . . . . . . . .   $    221         197         162
                                       ========    ========    ========


(10)  CALCULATION OF NET INCOME PER SHARE

      The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                 Year Ended    Year Ended    Year Ended
                                 December 31,  December 31,  December 31,
                                     2008          2007          2006
                                 ------------  ------------  ------------
                                          (Amounts in thousands
                                        except per share amounts)
NUMERATOR:
Income (loss) before income
  (loss) from discontinued
  operations . . . . . . . . .    $   (1,340)        1,757         2,731

Income (loss) from discon-
  tinued operations, net
  of income taxes. . . . . . .        (2,302)         (339)       (1,119)
                                  ----------    ----------    ----------

Net income (loss). . . . . . .    $   (3,642)        1,418         1,612
                                  ==========    ==========    ==========

DENOMINATOR:
Number of weighted average
  shares outstanding . . . . .         1,824         1,793         1,793
                                  ==========    ==========    ==========

Net income (loss) per
 share - basic and diluted:
  Income (loss) from
    continuing operations. . .    $     (.73)          .98          1.52
  Income (loss) from
    discontinued
    operations . . . . . . . .         (1.26)         (.19)         (.62)
                                  ----------    ----------    ----------
Net income (loss) per
  share - basic and
  diluted (a). . . . . . . . .    $    (1.99)          .79           .90
                                  ==========    ==========    ==========

      (a) As the Company reported a loss from continuing operations for December 31, 2008, the Company has excluded the unissued Class C shares from the corresponding earnings per share calculations for this period as the effect would be anti-dilutive.

      As of December 31, 2008, the Company had issued and outstanding 1,792,613 Shares and 39,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007.


(11)  SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                2008
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------
Total revenues
 (including discontinued
 operations) . . . . . . . $    2,142       1,630       1,444       1,443
                           ==========  ==========  ==========  ==========
Net income (loss). . . . . $     (848)      1,179      (1,826)     (2,147)
                           ==========  ==========  ==========  ==========
Net income (loss)
 per Share -
 basic and diluted . . . . $     (.47)        .65       (1.00)      (1.17)
                           ==========  ==========  ==========  ==========

                                                2007
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------
Total revenues
 (including discontinued
 operations) . . . . . . . $    3,426       2,250       3,870       3,128
                           ==========  ==========  ==========  ==========
Net income (loss). . . . . $       27      (1,001)         63       2,329
                           ==========  ==========  ==========  ==========
Net income (loss)
 per Share -
 basic and diluted . . . . $      .02        (.56)        .03        1.30
                           ==========  ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the accountants during the fiscal years 2008, 2007 and 2006.



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

      Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

      This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management's report in this annual report.



ITEM 9B. OTHER INFORMATION

      Not Applicable.

                                 PART III


ITEM 10.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sole manager of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may not be removed as manager except in those circumstances described in Item 11 below. As of March 15, 2009, the executive officers and certain other officers of the Company were as follows:

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

      Gary Nickele (age 56) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

      Stephen Lovelette (age 52) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

      Gailen J. Hull (age 60) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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


                        SUMMARY COMPENSATION TABLE

                        Annual Compensation (1)(3)
                        ---------------------------
                                                               Other
                                                              Annual
                                                             Compensa-
                   Principal               Salary    Bonus     tion
Name (2)           Position         Year     ($)      ($)       ($)
---------------    ------------    -----   -------  -------  ---------

Gary Nickele       President        2008   180,000  100,000     N/A
                   and Chief        2007   180,000  100,000     N/A
                   Executive        2006   180,000  100,000     N/A
                   Officer

Stephen A.
  Lovelette        Executive        2008   255,000  100,000     N/A
                   Vice President   2007   255,000  100,000     N/A
                                    2006   255,000  100,000     N/A

Gailen J. Hull     Senior Vice      2008   175,000   50,000     N/A
                   President and    2007   175,000   50,000     N/A
                   Chief Financial  2006   175,000   50,000     N/A
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

(2) As of March 15, 2009, there were approximately 1,792,613 Common Shares and 39,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2008, 2007 and 2006 was approximately $30 thousand, $48 thousand and $74 thousand, respectively, all of which was paid as of December 31, 2008.

      The Company pays a non-accountable reimbursement of approximately $30 thousand per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2008.

      The Company reimburses its affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, Management Services, LLC, and JMB Financial Advisors, LLC during 2006. The total costs for the years ended December 31, 2008, 2007 and 2006 was approximately $2.4 million, $2.4 million and $2.6 million, respectively, of which approximately $950 thousand was unpaid as of December 31, 2008.

      In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2008, 2007 and 2006 were $246 thousand, $237 thousand and $234 thousand, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

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

      10.1 Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

      10.2  Waikele Golf Course, LLC - Waikele Country Club, Inc.
            Property Purchase Agreement, as amended, dated October 29, 2008 filed on an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on November 14, 2008 and hereby incorporated by reference.

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


                              KAANAPALI LAND, LLC

                              BY:   Pacific Trail Holdings, LLC
                                    (Sole Member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: March 31, 2009



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull,
                                    Senior Vice President
                                    Chief Accounting Officer
                                    and Chief Financial Officer
                              Date: March 31, 2009



                                    /s/ Gary Nickele
                                    ---------------------
                              By:   Gary Nickele,
                                    President and
                                    Chief Executive Officer
                              Date: March 31, 2009