Form 10-Q
period 2009-03-31
KAANAPALI LAND LLC
filed 2009-05-13
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


             For the Quarterly Period Ended March 31, 2009

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

As of April 30, 2009, the registrant had 1,792,613 shares of Common Shares and 39,000 Class C Shares outstanding.

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

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                 March 31, 2009 and December 31, 2008
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                           March 31,     December 31,
                                             2009           2008
                                           ---------     -----------

Cash and cash equivalents . . . . . . .     $ 22,653          25,780
Receivables, net. . . . . . . . . . . .          101              46
Property, net . . . . . . . . . . . . .       99,266          98,356
Pension plan assets . . . . . . . . . .        9,261           9,061
Note receivable . . . . . . . . . . . .       13,250          13,250
Other assets. . . . . . . . . . . . . .        4,102           4,013
                                            --------        --------
                                            $148,633         150,506
                                            ========        ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses .     $  3,748           4,727
Deferred income taxes . . . . . . . . .       18,258          18,591
Accrued benefit obligation. . . . . . .        1,947           1,932
Other liabilities . . . . . . . . . . .       21,644          21,691
                                            --------        --------
        Total liabilities . . . . . . .       45,597          46,941

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 3/31/09 and
  12/31/08 non par value
  (Shares authorized - 4,500,000,
  Class C shares 52,000; shares issued
  and outstanding - common shares
  1,792,613 and Class C shares
  39,000) . . . . . . . . . . . . . . .        --               --
Additional paid-in capital. . . . . . .        5,444           5,438
Accumulated other comprehensive
  income, net of tax. . . . . . . . . .      (14,060)        (14,259)
Accumulated earnings. . . . . . . . . .      111,652         112,386
                                            --------        --------
        Total stockholders' equity. .        103,036         103,565
                                            --------        --------
                                            $148,633         150,506
                                            ========        ========




              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

              Three Months Ended March 31, 2009 and 2008
                              (Unaudited)
             (Dollars in Thousands, except per share data)



                                               2009          2008
                                             --------      --------
Revenues:
  Sales and rental revenues . . . . . .      $    646           773
  Interest and other income . . . . . .           311           312
                                             --------      --------
                                                  957         1,085
                                             --------      --------

Cost and expenses:
  Cost of sales . . . . . . . . . . . .           702           674
  Selling, general and administrative .         1,378         1,628
  Depreciation and amortization . . . .            67            53
                                             --------      --------
                                                2,147         2,355
                                             --------      --------

  Operating income (loss) from continuing
    operations before income taxes and
    income (loss) from discontinued
    operations. . . . . . . . . . . . .        (1,190)       (1,270)

  Income tax benefit (expense). . . . .           457           513
                                             --------      --------

  Income (loss) before income (loss) from
    discontinued operations . . . . . .          (733)         (757)

  Income (loss) from discontinued
    operations, net of income taxes . .         --              (91)
                                             --------      --------

      Net income (loss) . . . . . . . .      $   (733)         (848)
                                             ========      ========

      Earnings per share -
       basic and diluted:
        Income (loss) before income
          (loss) from discontinued
          operations. . . . . . . . . .      $   (.40)         (.42)
        Income (loss) from discontinued
          operations, net of income
          taxes . . . . . . . . . . . .         --             (.05)
                                             --------      --------

        Net income (loss) per share -
          basic and diluted . . . . . .      $   (.40)         (.47)
                                             ========      ========









              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

              Three Months Ended March 31, 2009 and 2008
                              (Unaudited)
                        (Dollars in Thousands)




                                               2009          2008
                                             --------      --------

Net cash provided by (used in)
  operating activities. . . . . . . . .      $ (2,150)        2,260

Net cash provided by (used in)
  investing activities:
    Property additions. . . . . . . . .          (977)       (1,048)
                                             --------      --------

        Net increase (decrease) in
          cash and cash equivalents . .        (3,127)        1,212
        Cash and cash equivalents
          at beginning of period. . . .        25,780        24,050
                                             --------      --------
        Cash and cash equivalents
          at end of period  . . . . . .      $ 22,653        25,262
                                             ========      ========





































              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

         Notes to Condensed Consolidated Financial Statements

                              (Unaudited)
                        (Dollars in Thousands)


     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2008. Capitalized terms used but not defined in this quarterly report have the same meanings as the Company's 2008 Annual Report on Form 10-K.


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

     The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment grows seed corn and soybeans under contract and is engaged in farming and milling operations related to coffee orchards on behalf of the applicable land owners. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment, which was responsible for the management and operation of the Waikele Golf Course was sold in November 2008 and is reported as discontinued operations. The assets and operations of the Waikele Golf Course represented all of the golf segment for purposes of business segment information. The Company continues to hold a first mortgage on the Waikele Golf Course as security for a promissory note received for a portion of the purchase price at closing, as further described below. The Property and Agriculture segments operate exclusively in the State of Hawaii.

     PROPERTY

     The Company's property holdings are primarily located on the island of Maui. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

     On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23,290 (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10,040. The balance of the purchase price is represented by a $13,250 promissory note secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note requires monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. On May 12, 2009, the Company entered into a note modification agreement with the purchaser to defer payment of such promissory note until November 12, 2009; provided, however, that the purchaser is required by such agreement to make principal payments in advance of maturity (before certain deductions for commissions and other costs) of $200 on May 12, 2009, $800 on May 19, 2009 and $1,000 on
August 12, 2009.

     The Company reclassified the Waikele Golf Course as held for sale as of April 8, 2008. The Company recorded a $3,900 asset impairment charge (before taxes) related to its write-down of the carrying value of the Waikele Golf Course during the second quarter ending June 30, 2008. Following the guidance in SFAS No. 144, the carrying value of the Waikele Golf Course was written down to its estimated fair value. As the Waikele Golf Course was deemed held for sale, the operations including the impairment charge have been classified on the statement of operations as discontinued operations. Depreciation on these assets ceased upon classification as held for sale.

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

     Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be achieved in future periods.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company has adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     The Company's gross unrecognized tax benefits total approximately $1,700 at March 31, 2009. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

Consolidated Balance Sheets at March 31, 2009 and December 31, 2008 include $47 and $41, respectively, accrued for the potential payment of interest and penalties.

     The Company has adopted SFAS No. 158. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

     Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension/post-retirement cost: unrecognized prior service costs of $4 ($2 net of tax) and unrecognized actuarial loss $23,372 ($14,257 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension/post-retirement cost for the period ending March 31, 2009 are $0 and $327 ($199 net of tax), respectively.

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


(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consisting of agricultural lots, which are available for sale to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900. During February 2008, the $11,300 bond was released and the collateral account was further reduced to $1,700. During November 2008 the remaining $1,700 was released.

The $4,700 bond was released during the fourth quarter of 2008. The Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with the sales of two of the lots in addition to cash proceeds, the Company received promissory notes for $737 and $692, respectively. The promissory notes are due July 2009 and October 2009.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage note that was previously secured by Waikele Golf Course in the original principal amount of $7,178. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $8,800 towards the note and accrued interest and the mortgage security was released. As of March 31, 2009, the note had an outstanding principal and accrued interest balance of $1,138. The note is expected to be satisfied through future payments on the promissory note provided by the purchaser of the Waikele Golf Course, as described above. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of March 31, 2009 of approximately $79,800 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2009 and 2008 are as follows:

                                                  2009        2008
                                                --------    --------

Service cost. . . . . . . . . . . . . . . . .   $      6           5
Interest cost . . . . . . . . . . . . . . . .        592         632
Expected return on plan assets. . . . . . . .     (1,130)     (1,258)
Recognized net actuarial (gain) loss. . . . .        332         121
                                                --------    --------
Net periodic pension credit . . . . . . . . .   $   (200)       (500)
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

     Net periodic postretirement benefit cost for the three months ended March 31, 2009 and 2008 includes the following components:

                                                  2009        2008
                                                --------    --------

Interest cost . . . . . . . . . . . . . . . .   $     25          29
Amortization of net gain. . . . . . . . . . .         (5)         (3)
                                                --------    --------
Net periodic postretirement benefit cost. . .   $     20          26
                                                ========    ========

     The calculation of the accumulated postretirement benefit cost or the net periodic postretirement benefit cost does not reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act").

     The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents. The deferred compensation liability of approximately $1,405 represented in the Rabbi Trust and assets of approximately $1,405 funding such deferred compensation liability are presented in other assets and other liabilities, respectively, in the Company's consolidated balance sheet.


(5)  STOCK-BASED COMPENSATION

     On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% vested on December 31, 2008. The remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date. The Company recognized compensation expense of approximately $6 for stock based compensation for the three months ended March 31, 2009.


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


(7)  COMMITMENTS AND CONTINGENCIES

     At March 31, 2009, the Company's principal contractual obligations are approximately $1,300 for the unpaid retention related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project and construction of a model home within a lot in the development.

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

     On or about July 19, 2007, at the request of the Hawaii Department of Health and as a result of a report of vandalism and spilled transformer fluid at a former transformer site, an inspection of various former transformer sites on Maui was conducted. As a result of the inspection, oil was tested for possible contaminants, drained from various transformers, and disposed of in accordance with requirements of law. At one site, there was spillage of transformer fluid that required remediation. The Company has received a no action letter with certain institutional controls to be followed with respect to the site.

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

     EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, the EPA's letter invited Kaanapali Land to engage in settlement discussions with the EPA to attempt to resolve Kaanapali Land's alleged liability. While Kaanapali Land believes that it has defenses to the EPA's position, Kaanapali Land is nevertheless continuing to engage in settlement discussions with EPA to determine if the matter can be resolved on reasonable terms. Kaanapali Land believes that its liabilities, if any, should relate solely to a portion of the period of operation of Old Oahu at the site. Moreover, Kaanapali Land believes that any settlement should involve substantial participation of the U.S. Navy, which has owned the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. Discussions with the Navy are continuing. Kaanapali Land is in the process of preparing possible conceptual approaches to site investigation and risk assessment as part of on-going communications and discussions with EPA and the Navy. There can be no assurances that the matter can be resolved on terms acceptable to Kaanapali Land or that this matter will not ultimately have a material adverse effect on the Company.

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

     In September 2007, the Company received further correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets. In April 2008 the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifications are warranted.

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

     On May 10, 2007, John G. Brant, P.C. Pension Trust and John G. Brant filed a suit in the Court of Chancery in the State of Delaware against the Company, Pacific Trail Holdings, LLC, Pacific Trail Holdings, Inc., KLLLC, and certain officers and directors of the entity defendants. Among other things, the complaint alleged that the price to be paid for each Class A Share pursuant to the Merger Agreement was unfair and undervalued the Company. While neither the Company nor KLLLC believed that the plaintiffs' claims were meritorious, because the cost of defending and/or settling the lawsuit could reasonably have been expected to be material, KLLLC terminated the Merger Agreement pursuant to Article Twelve of the Merger Agreement. As a result, the holders of Class A Shares will remain as shareholders of the Company and the Company will continue to operate under its current structure. Accordingly, the merger transaction contemplated in the Company's Schedule 13E-3 previously filed with the Securities and Exchange Commission on April 9, 2007 was terminated. On or about August 8, 2007, the plaintiff in the Brant litigation filed a petition for attorneys' fees seeking an award of attorneys' fees in the amount of $1,000 and reimbursement of costs and expenses in an amount not to exceed $50. On February 28, 2008, the Court entered an order dismissing the case with prejudice and ordering the Company to pay plaintiff $250 in fees and costs.

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


(8)  CALCULATION OF NET INCOME PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                                  2009        2008
                                                --------    --------
                                              (Amounts in thousands
                                            except per share amounts)
NUMERATOR:
Income (loss) before income (loss) from
  discontinued operations . . . . . . . . . .   $   (733)       (757)
Income (loss) from discontinued operations. .      --            (91)
                                                --------    --------
Net income (loss) . . . . . . . . . . . . . .   $   (733)       (848)
                                                ========    ========

DENOMINATOR:
Number of weighted average shares
  outstanding - basic . . . . . . . . . . . .      1,832       1,793
Effect of dilutive shares:
  Number of weighted average Class C
    Shares (a). . . . . . . . . . . . . . . .      --          --
                                                --------    --------
Number of weighted average shares
  outstanding - diluted . . . . . . . . . . .      1,832       1,793
                                                ========    ========

Net income (loss) per share -
 basic and diluted:
  Income (loss) before income (loss) from
    discontinued operations . . . . . . . . .   $   (.40)       (.42)
  Income (loss) from discontinued
    operations. . . . . . . . . . . . . . . .      --           (.05)
                                                --------    --------
Net income (loss) per share -
 basic and diluted (a). . . . . . . . . . . .   $   (.40)       (.47)
                                                ========    ========

   (a) As the Company reported a loss from continuing operations for the three months ended March 31, 2009 and 2008, the Company has excluded the unissued Class C shares from the corresponding earnings per share calculations for this period as the effect would be anti-dilutive.

(9)  BUSINESS SEGMENT INFORMATION

     As described in Note 1, the Company operates in two business segments. As noted in Note 1, the Golf Course was sold in 2008 and is now reported as discontinued operations. Total revenues and operating profit by business segment are presented in the tables below.

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

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 -------------------
                                                  2009        2008
                                                --------    --------
Revenues:
  Property. . . . . . . . . . . . . . . . . .   $    227         365
  Agriculture . . . . . . . . . . . . . . . .        447         659
  Corporate . . . . . . . . . . . . . . . . .        283          61
                                                --------    --------
                                                $    957       1,085
                                                ========    ========
Operating income (loss):
  Property. . . . . . . . . . . . . . . . . .   $   (137)       (222)
  Agriculture . . . . . . . . . . . . . . . .       (293)         (5)
                                                --------    --------
Operating income (loss) . . . . . . . . . . .       (430)       (227)

Corporate . . . . . . . . . . . . . . . . . .       (760)     (1,043)
                                                --------    --------
Operating income (loss) from continuing
  operations before income taxes and
  income (loss) from discontinued
  operations. . . . . . . . . . . . . . . . .   $ (1,190)     (1,270)
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

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of March 31, 2009 of approximately $80 million, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

     In addition to such Secured Promissory Note, certain other subsidiaries of Kaanapali Land continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders of the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor KLC Subsidiaries, however, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder or that in the aggregate will generate any material proceeds to the Company. Nevertheless, Kaanapali Land has submitted a claim in the Chapter 7 bankruptcy proceeding of Oahu Sugar in order that it may recover the assets remaining in the bankruptcy estate, if any, that become available for creditors of Oahu Sugar. Any amounts so received would not be material to the Company. The Company has commenced discussions with the United States (the only other claimant in the Oahu Sugar bankruptcy) concerning the potential for dividing such remaining assets and closing such bankruptcy case. There can be no assurance that such discussions will lead to a settlement acceptable to the Company.
These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

     Those persons and entities that were not affiliated with the predecessor of Kaanapali Land and were holders of COLAs or the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, represent approximately 9% of the ownership of the Company.

     As of March 31, 2009, the Company had cash and cash equivalents of approximately $23 million, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's obligations for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

     The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. A portion of such anticipated expenses are currently subject to contractual commitments, however, significant additional costs may be incurred. Proceeds from land sales and collection of the note receivable related to the sale of the Waikele Golf Course are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.
The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy during the second half of 2008 and continuing into the first quarter of 2009. The result is substantial market uncertainty in the housing market and declining home values. These factors have had a material adverse effect on the Company's ability to market its residential lots and may, if they persist, cause the Company to defer development opportunities further into the future.

     On April 8, 2008, the Company entered into a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of approximately $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price is represented by a $13.3 million promissory note secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note requires monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. On May 12, 2009, the Company entered into a note modification agreement with the purchaser to defer payment of such promissory note until November 12, 2009; provided, however, that the purchaser is required by such agreement to make principal payments in advance of maturity (before certain deductions for commissions and other costs) of $200 thousand on May 12, 2009, $800 thousand on May 19, 2009 and $1 million on August 12, 2009.

     A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan that was previously secured by Waikele Golf Course. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $8.8 million towards the note and accrued interest and the mortgage security was released. As of March 31, 2009, the note had an outstanding principal and accrued interest balance of approximately $1.1 million. The note is expected to be satisfied through future payments on the promissory note provided by the purchaser of the Waikele Golf Course, as described above. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the sale of the golf course.

     The Company holds two promissory notes received in conjunction with the 2007 sale of two lots at the Kaanapali Coffee Farms in the amount of $737 thousand and $692 thousand. The promissory notes are due July 2009 and October 2009, respectively. The Company is under contract for the sale of one additional lot that is scheduled to close no later than December 2010.

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

     Accounts payable and accrued expenses decreased during the first quarter 2009 due to the reduction in amounts payable related to the Kaanapali Coffee Farms project.

     Sales decreased for the three months ended March 31, 2009 due to a decrease in rental income and certain farm revenues.

     Selling, general and administrative expenses decreased during the three months ended March 31, 2009 primarily due to a court ordered settlement paid during the first quarter 2008 which resolved a lawsuit filed in 2007 by a Class A shareholder in connection with the Merger Agreement.

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

PART II.  OTHER INFORMATION


     ITEM 1.     LEGAL PROCEEDINGS

     See Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.


     ITEM 1A.    RISK FACTORS

     There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.


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

           10.3 Waikele Golf Course, LLC - Waikele Country Club Inc. Property Purchase Agreement, as amended, dated
                 October 29, 2008 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on
                 November 14, 2008 and hereby incorporated by reference.

           10.4 Note Modification Agreement and Confirmation of Guarantee dated May 12, 2009 is filed herewith.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: May 13, 2009