Form 10-Q
period 2009-06-30
KAANAPALI LAND LLC
filed 2009-08-12
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


      [ X ]    Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5) subsection232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).  Yes [  ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of accredited filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

    Large accelerated filer   [   ]     Accelerated filer           [   ]
    Non-accelerated filer     [   ]     Smaller reporting company   [ X ]

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

As of July 31, 2009, the registrant had 1,792,613 shares of Common Shares and 39,000 Class C Shares outstanding.

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements. . . . . .      3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . .     20

Item 4.     Controls and Procedures. . . . . . . . . . . . . . . .     23



PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     24

Item 1A.    Risk Factors . . . . . . . . . . . . . . . . . . . . .     24

Item 6.     Exhibits . . . . . . . . . . . . . . . . . . . . . . .     24


SIGNATURE    . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              KAANAPALI LAND, LLC

                     Condensed Consolidated Balance Sheets

                      June 30, 2009 and December 31, 2008
                   (Dollars in Thousands, except share data)
                                  (Unaudited)


                                  A S S E T S
                                  -----------

                                                 June 30,       December 31,
                                                  2009             2008
                                                ---------       -----------

Cash and cash equivalents. . . . . . . . .       $ 19,874            25,780
Receivables, net . . . . . . . . . . . . .             54                46
Property, net. . . . . . . . . . . . . . .         99,701            98,356
Pension plan assets. . . . . . . . . . . .         10,124             9,061
Note receivable. . . . . . . . . . . . . .         12,848            13,250
Other assets . . . . . . . . . . . . . . .          3,653             4,013
                                                 --------          --------
                                                 $146,254           150,506
                                                 ========          ========


                             L I A B I L I T I E S
                             ---------------------

Accounts payable and accrued expenses. . .       $  2,391             4,727
Deferred income taxes. . . . . . . . . . .         17,847            18,591
Accrued benefit obligation . . . . . . . .          1,982             1,932
Other liabilities. . . . . . . . . . . . .         21,632            21,691
                                                 --------          --------
        Total liabilities. . . . . . . . .         43,852            46,941

Commitments and contingencies


                     S T O C K H O L D E R S'  E Q U I T Y
                     -------------------------------------

Common stock, at 6/30/09 and
  12/31/08 non par value
  (Shares authorized - 4,500,000,
  Class C shares 52,000; shares issued
  and outstanding - common shares
  1,792,613 and Class C shares
  39,000). . . . . . . . . . . . . . . . .          --                 --
Additional paid-in capital . . . . . . . .          5,454             5,438
Accumulated other comprehensive
  income, net of tax . . . . . . . . . . .        (13,861)          (14,259)
Accumulated earnings . . . . . . . . . . .        110,809           112,386
                                                 --------          --------
        Total stockholders' equity . . .          102,402           103,565
                                                 --------          --------
                                                 $146,254           150,506
                                                 ========          ========




                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              KAANAPALI LAND, LLC

                Condensed Consolidated Statements of Operations

               Three and Six Months Ended June 30, 2009 and 2008
                                  (Unaudited)
                 (Dollars in Thousands, except per share data)



                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                      JUNE 30,               JUNE 30,
                                 ------------------    -------------------
                                  2009       2008        2009       2008
                                --------   --------    --------   --------
Revenues:
  Sales and
    rental revenues. . . . . .  $    726        513       1,372      1,286
  Interest and
    other income . . . . . . .       295        141         606        453
                                --------   --------    --------   --------
                                   1,021        654       1,978      1,739
                                --------   --------    --------   --------
Cost and expenses:
  Cost of sales. . . . . . . .       995        593       1,697      1,267
  Selling, general and
    administrative . . . . . .     1,323        894       2,701      2,522
  Depreciation and
    amortization . . . . . . .        73         55         140        108
                                --------   --------    --------   --------
                                   2,391      1,542       4,538      3,897
                                --------   --------    --------   --------

  Operating income (loss)
    from continuing opera-
    tions before income
    taxes and income (loss)
    from discontinued
    operations . . . . . . . .    (1,370)      (888)     (2,560)    (2,158)

  Income tax benefit
    (expense). . . . . . . . .       527      4,374         984      4,852
                                --------   --------    --------   --------

  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . . . .      (843)     3,486      (1,576)     2,694

  Income (loss) from
    discontinued
    operations, net of
    income taxes . . . . . . .     --        (2,307)      --        (2,363)
                                --------   --------    --------   --------

      Net income (loss). . . .  $   (843)     1,179      (1,576)       331
                                ========   ========    ========   ========

                              KAANAPALI LAND, LLC

               Three and Six Months Ended June 30, 2009 and 2008
                                  (Unaudited)
                 (Dollars in Thousands, except per share data)




                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                      JUNE 30,               JUNE 30,
                                 ------------------    -------------------
                                  2009       2008        2009       2008
                                --------   --------    --------   --------

Earnings per share - basic:
  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . . . .  $  (0.46)      1.92       (0.86)      1.49
  Income (loss) from
    discontinued
    operations . . . . . . . .     --         (1.27)      --         (1.31)
                                --------   --------    --------   --------
  Net income (loss). . . . . .  $  (0.46)      0.65       (0.86)      0.18
                                ========   ========    ========   ========


Earnings per share - diluted:
  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . . . .  $  (0.46)      1.90       (0.86)      1.48
  Income (loss) from
    discontinued
    operations . . . . . . . .     --         (1.26)      --         (1.30)
                                --------   --------    --------   --------
  Net income (loss). . . . . .  $  (0.46)      0.64       (0.86)      0.18
                                ========   ========    ========   ========


























                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                              KAANAPALI LAND, LLC

                Condensed Consolidated Statements of Cash Flows

                    Six Months Ended June 30, 2009 and 2008
                                  (Unaudited)
                            (Dollars in Thousands)




                                                    2009           2008
                                                  --------       --------

Net cash provided by (used in)
  operating activities . . . . . . . . . . .      $ (4,824)         2,725

Net cash provided by (used in)
  investing activities:
    Property additions . . . . . . . . . . .        (1,082)        (2,780)
                                                  --------       --------

        Net increase (decrease) in
          cash and cash equivalents. . . . .        (5,906)           (55)
        Cash and cash equivalents
          at beginning of period . . . . . .        25,780         24,050
                                                  --------       --------
        Cash and cash equivalents
          at end of period . . . . . . . . .      $ 19,874         23,995
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

      On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23,290 (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10,040. The balance of the purchase price is represented by a $13,250 promissory note secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and a subsequent note modification agreement on June 16, 2009. The note modifications allow the purchaser to defer payment of such promissory note until November 12, 2009; provided, however, that the purchaser is required by such agreement to make principal and interest payments in advance of maturity (before certain deductions for commissions and other costs) of $200 on May 12, 2009, $50 on May 20, 2009, $100 on June 16, 2009, $100 on June 23, 2009 and
$100 on September 12, 2009. The note modification also increases the interest rate on the note to 8% per annum beginning July 12, 2009. All amounts due per the note modification agreement have been collected in full through June 30, 2009.

      The Company reclassified the Waikele Golf Course as held for sale as of April 8, 2008. The Company recorded a $3,900 asset impairment charge (before taxes) related to its write-down of the carrying value of the Waikele Golf Course during the second quarter ending June 30, 2008. Following the guidance in SFAS No. 144, the carrying value of the Waikele Golf Course was written down to its estimated fair value. As the Waikele Golf Course was deemed held for sale, the operations including the impairment charge have been classified on the consolidated statement of operations as discontinued operations. Depreciation on these assets ceased upon classification as held for sale.

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

      Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be achieved in future periods.

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

      The Company's gross unrecognized tax benefits total approximately $1,700 at June 30, 2009. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.
Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 include $54 and $41, respectively, accrued for the potential payment of interest and penalties.

      The Company has adopted SFAS No. 158. This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

      Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension/post-retirement cost: unrecognized prior service costs of $4 ($2 net of tax) and unrecognized actuarial loss $23,372 ($14,257 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension/post-retirement cost for the period ending June 30, 2009 are $0 and $654 ($398 net of tax), respectively.

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

      In February 2008, the FASB issued FSP FAS 157-2, which delayed the effective date of Statement 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted FAS 157-2 effective January 1, 2009 and it did not have a material effect on the Company's financial statements.

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

      In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), "Subsequent Events". SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events. In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted FAS 165 for the quarterly period ending June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company's financial statements. The Company has performed a review of subsequent events through August 12, 2009, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the Company's financial statements.

      In June 2009, the FASB issued SFAS No. 168. The FASB Accounting Standards Codification[trademark] and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non-governmental entities. The Codification will supersede all then-existing non-SEC accounting and reporting standards and is effective for the Company for the quarterly period ending September 30, 2009. The adoption of this standard will not impact on the Company's consolidated results of operations or financial position.

(2)   LAND DEVELOPMENT

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main Kaanapali 2020 area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are available for sale to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900. During February 2008, the $11,300 bond was released and the collateral account was further reduced to $1,700. During November 2008 the remaining $1,700 was released.

The $4,700 bond was released during the fourth quarter of 2008. To date, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with the sales of two of the lots in addition to cash proceeds, the Company received promissory notes for $692 and $737, respectively. The promissory notes are due October 2009 and November 2010.


(3)   MORTGAGE AND OTHER NOTES PAYABLE

      A subsidiary of Kaanapali Land ("Holder") holds a mortgage note that was previously secured by Waikele Golf Course in the original principal amount of $7,178. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $8,800 towards the note and accrued interest and the mortgage security was released. As of June 30, 2009, the note had an outstanding principal and accrued interest balance of $1,150. The note is expected to be satisfied through future payments on the promissory note provided by the purchaser of the Waikele Golf Course, as described above. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of June 30, 2009 of approximately $80,300 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(4)   EMPLOYEE BENEFIT PLANS

      (a)   PENSION PLANS

      The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

      The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 are as follows:
                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                               -------------------     -------------------
                                2009        2008        2009        2008
                              --------    --------    --------    --------
Service cost . . . . . . .    $      6           5          12          10
Interest cost. . . . . . .         592         632       1,184       1,264
Expected return on
  plan assets. . . . . . .      (1,130)     (1,258)     (2,260)     (2,516)
Recognized net actuarial
  (gain) loss. . . . . . .         332         121         664         242
                              --------    --------    --------    --------
Net periodic pension
  credit . . . . . . . . .    $   (200)       (500)       (400)     (1,000)
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

      Net periodic postretirement benefit cost included in selling, general, and administrative in the consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 includes the following components:

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                               -------------------     -------------------
                                2009        2008        2009        2008
                              --------    --------    --------    --------
Interest cost. . . . . . .    $     25          29          50          58
Amortization of net gain .          (5)         (3)        (10)         (6)
                              --------    --------    --------    --------
Net periodic post-
  retirement benefit
  cost . . . . . . . . . .    $     20          26          40          52
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

(5)  STOCK-BASED COMPENSATION

      On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% vested on December 31, 2008. The remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date. The Company recognized compensation expense of approximately $16 for stock based compensation for the six months ended June 30, 2009.


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


(7)   COMMITMENTS AND CONTINGENCIES

      At June 30, 2009, the Company's principal contractual obligations are approximately $500 for the unpaid retention related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project and construction of a model home within a lot in the development.

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

      In September 2007, the Company received further correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets. In April 2008 the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifications are warranted. The Company and DLNR continue to engage in dialogue concerning these matters (which have included further site visits by DLNR personnel).

      During the second quarter of 2007, the Company commenced portions of the required remedial work on these reservoirs. Some of this work was commenced in connection with improvements made to one of the reservoirs in order to construct the new non-potable water system servicing the Kaanapali Coffee Farms development. Such work has been substantially completed, however certain portions of the remedial work that are not associated with such improvements have not been commenced. The Company expects to address the remaining portions of such work during 2010.

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


(8)   CALCULATION OF NET INCOME (LOSS) PER SHARE

      The following tables set forth the computation of net income (loss) per share - basic and diluted:

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                               -------------------     -------------------
                                2009        2008        2009        2008
                              --------    --------    --------    --------
                            (Amounts in thousands except per share amounts)
NUMERATOR:
Income (loss) before
  income (loss) from
  discontinued
  operations . . . . . . .    $   (843)      3,486      (1,576)      2,694
Income (loss) from
  discontinued
  operations, net of
  income tax . . . . . . .       --         (2,307)      --         (2,363)
                              --------    --------    --------    --------
Net income (loss). . . . .    $   (843)      1,179      (1,576)        331
                              ========    ========    ========    ========
DENOMINATOR:
Number of weighted
  average shares
  outstanding - basic. . .       1,832       1,815       1,832       1,804
Effect of dilutive shares:
  Number of weighted
    average Class C
    Shares (a) . . . . . .       --             22       --             11
                              --------    --------    --------    --------
Number of weighted
  average shares
  outstanding - diluted. .       1,832       1,837       1,832       1,815
                              ========    ========    ========    ========

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                               -------------------     -------------------
                                2009        2008        2009        2008
                              --------    --------    --------    --------
                            (Amounts in thousands except per share amounts)
Net income (loss) per
 share - basic:
  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . .    $  (0.46)       1.92       (0.86)       1.49
  Income (loss) from
    discontinued
    operations, net of
    income tax . . . . . .       --          (1.27)      --          (1.31)
                              --------    --------    --------    --------
Net income (loss)
 per share -
 basic (a) . . . . . . . .    $  (0.46)       0.65       (0.86)       0.18
                              ========    ========    ========    ========

Net income (loss) per
 share - diluted:
  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . .    $  (0.46)       1.90       (0.86)       1.48
  Income (loss) from
    discontinued
    operations, net of
    income tax . . . . . .       --          (1.26)      --          (1.30)
                              --------    --------    --------    --------
Net income (loss)
 per share -
 diluted . . . . . . . . .    $  (0.46)       0.64       (0.86)       0.18
                              ========    ========    ========    ========

   (a) As the Company reported a loss from continuing operations for the three and six months ended June 30, 2009, the Company has excluded the unissued Class C shares from the corresponding earnings per share calculations for this period as the effect would be anti-dilutive.


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

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30,                JUNE 30,
                               -------------------     -------------------
                                2009        2008        2009        2008
                              --------    --------    --------    --------
Revenues:
  Property . . . . . . . .    $    205         200         432         565
  Agriculture  . . . . . .         552         416         999       1,075
  Corporate. . . . . . . .         264          38         547          99
                              --------    --------    --------    --------
                              $  1,021         654       1,978       1,739
                              ========    ========    ========    ========
Operating income (loss):
  Property . . . . . . . .    $   (246)       (427)       (384)       (649)
  Agriculture  . . . . . .        (509)        (79)       (801)        (84)
                              --------    --------    --------    --------
Operating income (loss). .        (755)       (506)     (1,185)       (733)

Corporate. . . . . . . . .        (615)       (382)     (1,375)     (1,425)
                              --------    --------    --------    --------
Operating income (loss)
  from continuing
  operations before
  income taxes and
  income (loss) from
  discontinued
  operations . . . . . . .    $ (1,370)       (888)     (2,560)     (2,158)
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

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of June 30, 2009 of approximately $80 million, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

      As of June 30, 2009, the Company had cash and cash equivalents of approximately $20 million, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

      The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. A small portion of such anticipated expenses are currently subject to contractual commitments, however, significant additional costs may be incurred. Proceeds from land sales and collection of the note receivable related to the sale of the Waikele Golf Course are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy during the second half of 2008 and continuing into 2009. The result is substantial market uncertainty in the housing market and declining home values. These factors have had a material adverse effect on the Company's ability to market its residential lots and may, if they persist, cause the Company to defer development opportunities further into the future.

      On April 8, 2008, the Company entered into a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of approximately $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price is represented by a $13.3 million promissory note secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and a subsequent note modification agreement on June 16, 2009. The note modifications allow the purchaser to defer payment of such promissory note until November 12, 2009; provided, however, that the purchaser is required by such agreement to make principal and interest payments in advance of maturity (before certain deductions for commissions and other costs) of $200 thousand on May 12, 2009, $50 thousand on May 20, 2009, $100 thousand on June 16, 2009, $100 thousand on June 23, 2009 and $100 thousand on September 12, 2009. The note modification also increases the interest rate on the note to 8% per annum beginning July 12, 2009.

      A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan that was previously secured by Waikele Golf Course. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $8.8 million towards the note and accrued interest and the mortgage security was released. As of June 30, 2009, the note had an outstanding principal and accrued interest balance of approximately $1.1 million. The note is expected to be satisfied through future payments on the promissory note provided by the purchaser of the Waikele Golf Course, as described above. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the sale of the golf course.

      The Company holds two promissory notes received in conjunction with the 2007 sale of two lots at the Kaanapali Coffee Farms in the amount of $692 thousand and $737 thousand. The promissory notes are due October 2009 and November 2010, respectively. The Company is under contract for the sale of one additional lot that is scheduled to close no later than December 2010.

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

      Cash and cash equivalents decreased primarily due to the payment of the remaining retention amounts due relating to the Kaanapali Coffee Farms project and additional capitalized costs related to the Kaanapali Coffee Farms project.

      Other assets decreased due to the reduction of the collateral account securing a subdivision bond obtained in conjunction with the Kaanapali Coffee Farms project.

      Accounts payable and accrued expenses decreased due to the reduction in retention amounts payable related to the Kaanapali Coffee Farms project.

      Sales and cost of sales increased during the three and six months ended June 30, 2009 due to coffee sales revenues and coffee farming costs.

      Interest and other income increased during the three and six months ended June 30, 2009 due to the interest received on the promissory note related to the sale of the Waikele Golf Course.

      Selling, general and administrative expenses increased during the three and six months ended June 30, 2009 primarily due to an increase in legal fees related to environmental matters.

      Income (loss) from discontinued operations represents the results of operations of the Waikele Golf Course and an asset impairment charge related to the writedown of the carrying value of the golf course during the second quarter of 2008. The golf course was sold during the fourth quarter of 2008.

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

      INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


      ITEM 1.     LEGAL PROCEEDINGS

      See Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.


      ITEM 1A.    RISK FACTORS

      There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.


      ITEM 6.     EXHIBITS

      (a)   Exhibits.

             3.1 Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 10 filed
                  May 1, 2003 and hereby incorporated by reference.

             3.2 Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 8-K filed April 21, 2008 and hereby incorporated by reference.

            10.2 Restricted Share Agreement dated April 15, 2008 is filed as an exhibit to the Company's report on Form 10-Q filed August 14, 2008 and hereby incorporated by reference.

            10.3 Waikele Golf Course, LLC - Waikele Country Club Inc. Property Purchase Agreement, as amended, dated
                  October 29, 2008 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on
                  November 14, 2008 and hereby incorporated by reference.

            10.4 Note Modification Agreement and Confirmation of Guarantee dated May 12, 2009 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on May 13, 2009 and hereby incorporated by reference.

            10.5 Third Note Modification Agreement and Confirmation of Guarantee dated June 16, 2009 is filed herewith.

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


                               KAANAPALI LAND, LLC

                               By:   Pacific Trail Holdings, LLC
                                     (sole member)


                                     /s/ Gailen J. Hull
                                     ---------------------
                               By:   Gailen J. Hull
                                     Senior Vice President
                               Date: August 12, 2009