Form 10-Q
period 2009-09-30
KAANAPALI LAND LLC
filed 2009-11-16
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [ X ]  Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


             For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5) Subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).  Yes [  ]  No [   ]

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

As of October 31, 2009, the registrant had 1,792,613 shares of Common Shares and 39,000 Class C Shares outstanding.

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . .    20

Item 4.    Controls and Procedures . . . . . . . . . . . . . . .    24



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    25

Item 1A.   Risk Factors. . . . . . . . . . . . . . . . . . . . .    25

Item 6.    Exhibits. . . . . . . . . . . . . . . . . . . . . . .    25


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . .    26

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            KAANAPALI LAND, LLC

                   Condensed Consolidated Balance Sheets

                 September 30, 2009 and December 31, 2008
                 (Dollars in Thousands, except share data)
                                (Unaudited)


                                A S S E T S
                                -----------

                                           September 30,     December 31,
                                               2009             2008
                                           ------------      -----------

Cash and cash equivalents. . . . . . . .       $ 18,721           25,780
Receivables, net . . . . . . . . . . . .            102               46
Property, net. . . . . . . . . . . . . .         99,983           98,356
Pension plan assets. . . . . . . . . . .         10,655            9,061
Note receivable. . . . . . . . . . . . .         12,791           13,250
Other assets . . . . . . . . . . . . . .          3,664            4,013
                                               --------         --------
                                               $145,916          150,506
                                               ========         ========


                           L I A B I L I T I E S
                           ---------------------

Accounts payable and accrued expenses. .       $  2,294            4,727
Deferred income taxes. . . . . . . . . .         17,515           18,591
Accrued benefit obligation . . . . . . .          2,006            1,932
Other liabilities. . . . . . . . . . . .         22,211           21,691
                                               --------         --------
        Total liabilities. . . . . . . .         44,026           46,941

Commitments and contingencies


                   S T O C K H O L D E R S'  E Q U I T Y
                   -------------------------------------

Common stock, at 9/30/09 and
  12/31/08 non par value
  (Shares authorized - 4,500,000,
  Class C shares 52,000; shares issued
  and outstanding - common shares
  1,792,613 and Class C shares
  39,000). . . . . . . . . . . . . . . .          --                --
Additional paid-in capital . . . . . . .          5,463            5,438
Accumulated other comprehensive
  income, net of tax . . . . . . . . . .        (13,661)         (14,259)
Accumulated earnings . . . . . . . . . .        110,088          112,386
                                               --------         --------
        Total stockholders' equity . . .        101,890          103,565
                                               --------         --------
                                               $145,916          150,506
                                               ========         ========




                The accompanying notes are an integral part
            of the condensed consolidated financial statements.

                            KAANAPALI LAND, LLC

              Condensed Consolidated Statements of Operations

          Three and Nine Months Ended September 30, 2009 and 2008
                                (Unaudited)
               (Dollars in Thousands, except per share data)



                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,        SEPTEMBER 30,
                               -------------------   -------------------
                                 2009       2008       2009       2008
                               --------   --------   --------   --------
Revenues:
  Sales and
    rental revenues. . . . .   $    578        336      1,950      1,622
  Interest and
    other income . . . . . .        295        125        901        578
                               --------   --------   --------   --------
                                    873        461      2,851      2,200
                               --------   --------   --------   --------
Cost and expenses:
  Cost of sales. . . . . . .        490        566      2,187      1,833
  Selling, general and
    administrative . . . . .      1,525        873      4,226      3,395
  Depreciation and
    amortization . . . . . .         72         56        212        164
                               --------   --------   --------   --------
                                  2,087      1,495      6,625      5,392
                               --------   --------   --------   --------

  Operating income (loss)
    from continuing opera-
    tions before income
    taxes and income (loss)
    from discontinued
    operations . . . . . . .     (1,214)    (1,034)    (3,774)    (3,192)

  Income tax benefit
    (expense). . . . . . . .        492     (2,276)     1,476      4,088
                               --------   --------   --------   --------

  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . . .       (722)    (3,310)    (2,298)       896

  Income (loss) from
    discontinued
    operations, net of
    income taxes . . . . . .      --         1,484      --        (2,391)
                               --------   --------   --------   --------

      Net income (loss). . .   $   (722)    (1,826)    (2,298)    (1,495)
                               ========   ========   ========   ========

                            KAANAPALI LAND, LLC

          Three and Nine Months Ended September 30, 2009 and 2008
                                (Unaudited)
               (Dollars in Thousands, except per share data)




                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                               -------------------   -------------------
                                 2009       2008       2009       2008
                               --------   --------   --------   --------

Earnings per share - basic:
  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . . .   $   (.39)     (1.82)     (1.25)       .50
  Income (loss) from
    discontinued
    operations . . . . . . .      --           .82      --         (1.33)
                               --------   --------   --------   --------
  Net income (loss). . . . .   $   (.39)     (1.00)     (1.25)      (.83)
                               ========   ========   ========   ========


Earnings per share - diluted:
  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . . .   $   (.39)     (1.82)     (1.25)       .48
  Income (loss) from
    discontinued
    operations . . . . . . .      --           .82      --         (1.32)
                               --------   --------   --------   --------
  Net income (loss). . . . .   $   (.39)     (1.00)     (1.25)      (.84)
                               ========   ========   ========   ========


























                The accompanying notes are an integral part
            of the condensed consolidated financial statements.

                            KAANAPALI LAND, LLC

              Condensed Consolidated Statements of Cash Flows

               Nine Months Ended September 30, 2009 and 2008
                                (Unaudited)
                          (Dollars in Thousands)




                                                  2009           2008
                                                --------       --------

Net cash provided by (used in)
  operating activities . . . . . . . . . .      $ (5,679)         2,401

Net cash provided by (used in)
  investing activities . . . . . . . . . .        (1,380)        (3,189)
                                                --------       --------

        Net increase (decrease) in
          cash and cash equivalents. . . .        (7,059)          (788)
        Cash and cash equivalents
          at beginning of period . . . . .        25,780         24,050
                                                --------       --------
        Cash and cash equivalents
          at end of period . . . . . . . .      $ 18,721         23,262
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

      On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23,290 (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10,040. The balance of the purchase price is represented by a promissory note in the original amount of $13,250 and is secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make principal and interest payments in advance of maturity (before certain deductions for commissions and other costs) of $200 on May 12, 2009, $50 on May 20, 2009, $100 on June 16, 2009, $100 on June 23,
2009, $100 on September 12, 2009 and $1,000 on November 12, 2009. The note modifications also increased the interest rate on the note to 8% per annum beginning July 12, 2009 and require prepayment of interest through January 12, 2010 on November 12, 2009. As of September 30, 2009, the note had an outstanding principal and accrued interest balance of $12,791, as presented in the condensed consolidated balance sheet.

      Pursuant to the note modification agreement dated November 12, 2009 ("Effective Date"), the purchaser owed the Company approximately $1,253 of principal and interest payable on the Effective Date. The purchaser paid $253 on the Effective Date. $1,000 has not yet been paid. The promissory note is in default. The Company and the purchaser are continuing to discuss a potential note modification, but there can be no assurance that such modification will be negotiated or the terms thereof. In the event a note modification is not consummated on terms acceptable to the Company, the Company will consider other options including foreclosure or litigation.

      The Company reclassified the Waikele Golf Course as held for sale as of April 8, 2008. The Company recorded a $3,900 asset impairment charge (before taxes) related to its write-down of the carrying value of the Waikele Golf Course to fair value during the second quarter ending June 30, 2008. As the Waikele Golf Course was deemed held for sale, the operations and the impairment charge in 2008 have been classified on the consolidated statement of operations as discontinued operations. Depreciation on these assets ceased upon classification as held for sale.

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

      Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be achieved in future periods.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June of 2009, the FASB issued the FASB Codification Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the "Codification"), which superseded all then-existing non-SEC accounting and reporting standards and became the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by non-governmental entities. The adoption of the Codification, as required effective for the quarter ended September 30, 2009, did not have a material impact on the Company's results of operations or financial position. The adoption of the Codification changes the way the Company refers to accounting literature in reports beginning with the quarter ended September 30, 2009.

      Effective January 1, 2008, the rules governing fair value measurements changed. These new rules established a comprehensive framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expanded disclosures regarding fair value measurement. The adoption of these rules did not have a material effect on the Company's results of operations or financial position.

      In September 2009, the FASB amended FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, providing additional fair value measurement guidance for investments in certain entities that calculate net asset value per share (or its equivalent) effective for interim and annual periods after December 15, 2009. The Company expects this amendment will have an impact on the presentation of certain assets held in the pension plan once adopted and are currently assessing the impact it will have on the Company's results of operations and financial position.

      In December 2008, the FASB issued accounting guidance which amended disclosure requirements about pensions and other postretirement benefits. This guidance requires additional disclosures primarily around the types of plan assets, associated risks in an employer's defined benefit pension or other postretirement plans, and current events in the economy and markets that could have a significant impact on the value of plan assets. The disclosures about plan assets required by this guidance are effective for fiscal years ending after December 15, 2009.

      Effective for the quarter ended June 30, 2009, companies are required to disclose the date through which subsequent events have been evaluated and the basis for that date. The adoption of these rules did not have a material effect on the Company's results of operations or financial position. The Company has performed a review of subsequent events through November 16, 2009, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in the Company's financial statements.


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

The $4,700 bond was released during the fourth quarter of 2008. To date, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with the sales of two of the lots, in addition to cash proceeds, the Company received promissory notes for $692 and $737. The promissory notes are due October 2009 and November 2010, respectively. The note due in October 2009 was not paid on its schedule maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof. In the event that the Company and such purchaser are unable to agree to a modification of the terms of the such note, the Company will consider its available remedies, including an action for foreclosure.

(3)   MORTGAGE AND OTHER NOTES PAYABLE

      A subsidiary of Kaanapali Land ("Holder") holds a mortgage note that was previously secured by Waikele Golf Course in the original principal amount of $7,178. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $8,800 towards the note and accrued interest and the mortgage security was released. As of September 30, 2009, the note had an outstanding principal and accrued interest balance of $1,161. The note is expected to be satisfied through future payments on the promissory note provided by the purchaser of the Waikele Golf Course, as described above. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of September 30, 2009 of approximately $81,000 and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(4)   EMPLOYEE BENEFIT PLANS

      (a)   PENSION PLANS

      The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

      The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 are as follows:

                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                SEPTEMBER 30,           SEPTEMBER 30,
                             -------------------     -------------------
                               2009       2008        2009        2008
                             --------   --------    --------    --------
Service cost . . . . . . .   $      6          5          18          15
Interest cost. . . . . . .        592        632       1,776       1,896
Expected return on
  plan assets. . . . . . .     (1,130)    (1,258)     (3,390)     (3,774)
Recognized net actuarial
  (gain) loss. . . . . . .        332        121         996         363
                             --------   --------    --------    --------
Net periodic pension
  credit . . . . . . . . .   $   (200)      (500)       (600)     (1,500)
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

      Net periodic postretirement benefit cost included in selling, general, and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 includes the following components:

                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                SEPTEMBER 30,           SEPTEMBER 30,
                             -------------------     -------------------
                               2009       2008        2009        2008
                             --------   --------    --------    --------
Interest cost. . . . . . .   $     25         29          75          87
Amortization of net gain .         (5)        (3)        (15)         (9)
                             --------   --------    --------    --------
Net periodic post-
  retirement benefit
  cost . . . . . . . . . .   $     20         26          60          78
                             ========   ========    ========    ========

      The calculation of the accumulated postretirement benefit cost or the net periodic postretirement benefit cost does not reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act").

      The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2008 are the following amounts that have not yet been recognized in net periodic pension/post-retirement cost: unrecognized prior service costs of $4 ($2 net of tax) and unrecognized actuarial loss of $23,372 ($14,257 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension/post-retirement cost for the period ending September 30, 2009 are $0 and $980 ($596 net of tax), respectively.

      The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents. The deferred compensation liability of approximately $1,405 represented in the Rabbi Trust and assets of approximately $1,405 funding such deferred compensation liability are presented in other liabilities and other assets, respectively, in the Company's consolidated balance sheet.

(5)  STOCK-BASED COMPENSATION

      On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% vested on December 31, 2008. The remaining 25% will vest on December 31, 2009 if Lovelette remains employed by the Company through that date. The Company recognized compensation expense of approximately $25 for stock based compensation for the nine months ended September 30, 2009.


(6)   INCOME TAXES

      The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total approximately $1,100 at September 30, 2009.

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 include $22 and $41, respectively, accrued for the potential payment of interest and penalties.

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


(7)   COMMITMENTS AND CONTINGENCIES

      At September 30, 2009, the Company's principal contractual obligations are approximately $100 for the unpaid retention related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project and construction of a model home within a lot in the development.

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

      EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated
February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about
September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula.

The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land has indicated its intention to perform the work required by the order while reserving its rights to contest liability regarding the site. Commencement of the work is expected to occur shortly.

Kaanapali contests that it has liability for the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERLCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force.
The Company believes that the cost of the work as set forth in the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company.

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

      Kaanapali Land, as successor by merger to other entities, and D/C, a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are a substantial number of cases that are pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases has had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in this regard.

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

      The Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that makes inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but requested still more remediated action. The Company is analyzing this report to determine its future course of actions. In addition, the Company is working on revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements.

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

(8)   CALCULATION OF NET INCOME (LOSS) PER SHARE

      The following tables set forth the computation of net income (loss) per share - basic and diluted:

                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                SEPTEMBER 30,            SEPTEMBER 30,
                             -------------------    --------------------
                               2009       2008        2009        2008
                             --------   --------    --------    --------
                          (Amounts in thousands except per share amounts)
NUMERATOR:
Income (loss) before
  income (loss) from
  discontinued
  operations . . . . . . .   $   (722)    (3,310)     (2,298)        896
Income (loss) from
  discontinued
  operations, net of
  income tax . . . . . . .      --         1,484       --         (2,391)
                             --------   --------    --------    --------
Net income (loss). . . . .   $   (722)    (1,826)     (2,298)     (1,495)
                             ========   ========    ========    ========
DENOMINATOR:
Number of weighted
  average shares
  outstanding - basic. . .      1,832      1,819       1,832       1,804
Effect of dilutive shares:
  Number of weighted
    average Class C
    Shares (a) . . . . . .      --         --          --             11
                             --------   --------    --------    --------
Number of weighted
  average shares
  outstanding - diluted. .      1,832      1,819       1,832       1,815
                             ========   ========    ========    ========

Net income (loss) per
 share - basic:
  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . .   $   (.39)     (1.82)      (1.25)        .50
  Income (loss) from
    discontinued
    operations, net of
    income tax . . . . . .      --           .82       --          (1.33)
                             --------   --------    --------    --------
Net income (loss)
 per share -
 basic (a) . . . . . . . .   $   (.39)     (1.00)      (1.25)       (.83)
                             ========   ========    ========    ========

Net income (loss) per
 share - diluted:
  Income (loss) before
    income (loss) from
    discontinued
    operations . . . . . .   $   (.39)     (1.82)      (1.25)        .48
  Income (loss) from
    discontinued
    operations, net of
    income tax . . . . . .      --           .82       --          (1.32)
                             --------   --------    --------    --------
Net income (loss)
 per share -
 diluted . . . . . . . . .   $   (.39)     (1.00)      (1.25)       (.84)
                             ========   ========    ========    ========

   (a) As the Company reported a loss from continuing operations for the three months ended September 30, 2009 and 2008, and nine months ended September 30, 2009, the Company has excluded the unissued Class C shares from the corresponding earnings per share calculations for these periods as the effect would be anti-dilutive.


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

                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                SEPTEMBER 30,           SEPTEMBER 30,
                             -------------------    --------------------
                               2009       2008        2009        2008
                             --------   --------    --------    --------
Revenues:
  Property . . . . . . . .   $    255        232         687         797
  Agriculture  . . . . . .        352        198       1,351       1,273
  Corporate. . . . . . . .        266         31         813         130
                             --------   --------    --------    --------
                             $    873        461       2,851       2,200
                             ========   ========    ========    ========
Operating income (loss):
  Property . . . . . . . .   $ (1,101)      (430)     (1,485)     (1,079)
  Agriculture  . . . . . .        (30)      (388)       (831)       (472)
                             --------   --------    --------    --------
Operating income (loss). .     (1,131)      (818)     (2,316)     (1,551)

Corporate. . . . . . . . .        (83)      (216)     (1,458)     (1,641)
                             --------   --------    --------    --------
Operating income (loss)
  from continuing
  operations before
  income taxes and
  income (loss) from
  discontinued
  operations . . . . . . .   $ (1,214)    (1,034)     (3,774)     (3,192)
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

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of September 30, 2009 of approximately $81 million, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

      As of September 30, 2009, the Company had cash and cash equivalents of approximately $19 million, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

      On April 8, 2008, the Company entered into a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of approximately $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price is represented by a promissory note in the original amount of $13.3 million and is secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make principal and interest payments in advance of maturity (before certain deductions for commissions and other costs) of $200 thousand on May 12, 2009, $50 thousand on May 20, 2009, $100 thousand on June 16, 2009, $100 thousand on June 23, 2009, $100 thousand on September 12, 2009 and $1 million on November 12, 2009. The note modifications also increased the interest rate on the note to 8% per annum beginning July 12, 2009 and require prepayment of interest through January 12, 2010 on November 12, 2009. As of September 30, 2009, the note had an outstanding principal and accrued interest balance of approximately $12.8 million.

      Pursuant to the note modification agreement dated November 12, 2009 ("Effective Date"), the purchaser owed the Company approximately $1.3 million of principal and interest payable on the Effective Date. The purchaser paid $253 thousand on the Effective Date. $1 million has not yet been paid. The promissory note is in default. The Company and the purchaser are continuing to discuss a potential note modification, but there can be no assurance that such modification will be negotiated or the terms thereof. In the event a note modification is not consummated on terms acceptable to the Company, the Company will consider other options including foreclosure or litigation.

      A subsidiary of Kaanapali Land ("Holder") holds a mortgage loan that was previously secured by Waikele Golf Course. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $8.8 million towards the note and accrued interest and the mortgage security was released. As of September 30, 2009, the note had an outstanding principal and accrued interest balance of approximately $1.2 million. The note is expected to be satisfied through future payments on the promissory note provided by the purchaser of the Waikele Golf Course, as described above. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the sale of the golf course.

      The Company holds two promissory notes received in conjunction with the 2007 sale of two lots at the Kaanapali Coffee Farms in the amount of $692 thousand and $737 thousand. The promissory notes are due October 2009 and November 2010, respectively. The Company is under contract for the sale of one additional lot that is scheduled to close no later than December 2010. The note due in October 2009 was not paid on its scheduled maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof. In the event that the Company and such purchasers are unable to agree to a modification of the terms of such note, the Company will consider its available remedies, including an action for foreclosure.

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

      Sales and cost of sales increased during the nine months ended September 30, 2009 due to increases in farming revenues and coffee sales revenues and coffee farming costs.

      Interest and other income increased during the three and nine months ended September 30, 2009 due to the interest received on the promissory note related to the sale of the Waikele Golf Course.

      Selling, general and administrative expenses increased during the three and nine months ended September 30, 2009 due to an increase in professional fees related to environmental matters and adjustments to certain reserves.

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

      INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            10.5 Third Note Modification Agreement and Confirmation of Guarantee dated June 16, 2009 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on August 12, 2009 and hereby incorporated by reference.

            10.6 Fourth Note Modification Agreement and Confirmation of Guarantee dated November 12, 2009 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) is filed herewith.

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


                              KAANAPALI LAND, LLC

                              By:   Pacific Trail Holdings, LLC
                                    (sole member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: November 16, 2009