Form 10-K
period 2009-12-31
KAANAPALI LAND LLC
filed 2010-03-30
CIK 1230058

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Act of 1934

For the fiscal year
ended December 31, 2009                   Commission File Number #0-50273

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [  ]  Accelerated filer          [   ]
      Nonaccelerated filer    [  ]  Smaller reporting company  [ X ]

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

As of March 1, 2010, the registrant had approximately 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Documents incorporated by reference:  None

                              TABLE OF CONTENTS


                                                              Page
                                                              ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .   1

Item 1A.      Risk Factors . . . . . . . . . . . . . . . . . .  10

Item 1B.      Unresolved Staff Comments. . . . . . . . . . . .  14

Item 2.       Properties . . . . . . . . . . . . . . . . . . .  14

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .  14

Item 4.       [ Reserved ] . . . . . . . . . . . . . . . . . .  19

PART II

Item 5.       Market for Registrant's Common Equity,
              Related Stockholder Matters and
              Issuer Purchasers of Equity Securities . . . . .  20

Item 6.       Selected Financial Data. . . . . . . . . . . . .  20

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .  21

Item 7A.      Quantitative and Qualitative Disclosures
              about Market Risk. . . . . . . . . . . . . . . .  27

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .  28

Item 9.       Changes in and Disagreements
              with Accountants on Accounting
              and Financial Disclosure . . . . . . . . . . . .  58

Item 9A.      Controls and Procedures. . . . . . . . . . . . .  58

Item 9B.      Other Information. . . . . . . . . . . . . . . .  58

PART III

ITEM 10.      Directors and Executive Officers
              of the Registrant. . . . . . . . . . . . . . . .  59

Item 11.      Executive Compensation . . . . . . . . . . . . .  61

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management
              and Related Stockholder Matters. . . . . . . . .  62

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .  63

Item 14.      Principal Accounting Fees and Services . . . . .  63

PART IV

Item 15.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .  64


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .  65

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

      Kaanapali Land distributed in the aggregate, approximately $1.8 million in cash and approximately 161,100 Class A Shares on account of the claims that were made under the Plan and has no further obligations to make any further distributions under the Plan.

      Kaanapali Land issued all Class B Shares required to be issued under the Plan to Pacific Trail and those entities and individuals that were entitled to Class B Shares. As a consequence, Kaanapali Land had approximately 1,631,513 Class B Shares outstanding.

      Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to
exist separately on November 15, 2007.     On April 15, 2008, the Company
entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% vested on December 31, 2008 and the remaining 25% became vested on December 31, 2009. As of December 31, 2009, the Company had approximately 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

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

      KAANAPALI 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located in the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of resort recreation, residential units and some commercial and recreational development sites, as well as affordable housing. While the oceanfront resort properties have been sold, most of the other Kaanapali 2020 lands continue to be owned by the Company. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan and the Wainee development, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. In Hawaii, the governmental entities have the right to impose limits or controls on growth in their communities through restrictive zoning, density reduction, impact fees and development requirements, which may materially affect utilization of the land and the costs associated with developing the land. In addition, a recent ordinance enacted by Maui County that requires, among other things, that up to fifty percent of new residential units qualify as affordable housing and therefore be sold at below market prices could adversely affect the profitability of future projects and render them unfeasible. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 lands that have sufficient entitlements to commence development are those in Phase I of the Kaanapali Coffee Farms development and the Puukolii Village development, as described below.

      The current regulatory approval process for a development project can take a number of years or more and involves substantial expense. The applications generally require the submission of comprehensive plans that involve the use of consultants and other professionals. A substantial portion of the Company's Kaanapali 2020 land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. There is no assurance that all necessary approvals and permits will be obtained with respect to the current projects or future projects of the Company. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous groups including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Any such group with standing can challenge submitted applications, which may substantially delay the process. Generally, once the applications are deemed acceptable, the various governing agencies involved in the entitlement process commence consideration of the requested entitlements. The applicable agencies often impose conditions, which may be costly and time consuming, on any approvals of the entitlements. The substantial time and expense of obtaining entitlements and the uncertainty of success in obtaining the entitlements could have a material adverse effect on the Company's success.

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

      Despite the hurdles mentioned above, the Company remains hopeful that it will generally be able to develop that portion of its land for which it can obtain classification as an urban district from the State Land Use Commission. However, it is uncertain whether the Company will be able to obtain all necessary entitlements or, if so, how long it will take, and it cannot be predicted what the market will be for such land (or the associated development costs) at such time. Conservation land is land that has been considered by the state as necessary for preserving natural conditions and cannot be developed. Agricultural and rural districts are not permitted to have concentrated development. Pursuant to the Kaanapali 2020 Development Plan, the Company intends to apply to the State Land Use Commission for reclassification of a portion of the agricultural lands to urban, but does not intend to apply for reclassification of the conservation lands.

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

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure those bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During November 2008 the remaining $1.7 million was released.
The $4.7 million bond was released during the fourth quarter of 2008. To date, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692. The promissory notes have maturity dates in November 2010 and October 2009, respectively. The note due in October 2009 was not paid on its scheduled maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof. In the event that the Company and such purchaser are unable to agree to a modification of the terms of the such note, the Company will consider its available remedies, including an action for foreclosure. The promissory note was fully reserved for at December 31, 2009.

      OTHER MAUI PROPERTY. Apart from the Kaanapali 2020 lands, the Company owns approximately 390 acres of remaining land on Maui, and has co-tenancy interest in a number of other small lots in residential neighborhoods in Lahaina.

      The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned for industrial development. This is the former site of Pioneer Mill's sugar mill on Maui and continues to be the site of the coffee mill operation. In addition, portions of this parcel are subject to various short-term license agreements with third parties that generate minor amounts of income for the Company. Pioneer Mill is currently evaluating strategic options relating to this site.

      The Company also owns several parcels, known collectively as the "Wainee Lands", which are located in Lahaina south of the mill site. The Wainee Lands include approximately 235 acres and are classified and zoned for agricultural use and will need to obtain land use and zoning reclassification in order to proceed with any development. The Company is conducting various meetings with the West Maui community, public officials and consultants to determine a plan for a portion of their lands. While it is likely that this development, if pursued, will contain a significant affordable housing component as required by county ordinance, the Company believes that these lands may be available for a number of uses compatible with the close proximity of them to the center of Lahaina, including both affordable and market housing and certain recreational and service uses. Therefore, the Company is considering several options for this land. The Company has been engaged in numerous legal actions to quiet title to its Wainee lands as a necessary predicate to such development. Such cases have generally been contested and, while the Company has been successful in the cases completed so far, a small number of them have survived summary judgment motions by the Company. In the future, any cases that survive summary judgment may ultimately require trials at uncertain additional cost and time to completion. As of the date hereof, one case has been tried and was decided in favor of the Company. This case and one other that was decided in the Company's favor on summary judgment have been appealed by certain defendants, but those appeals were either dismissed or decided in the Company's favor. At this time, no such cases are in a posture beyond summary judgment or on appeal. There can be no assurance that any of these actions, whether now decided, still pending or yet to be filed, will regardless of their outcome permit the Wainee development to go forward on an economic basis.

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

One of those parcels was the subject of quiet title action that was brought by a third party that resulted in a settlement between PMCo and such third party and, in March 2009 of the award of title thereto 50% to PMCo, with the remaining 50% divided between such third party and another third party that was not a party to the original action. This will ultimately permit PMCo, after satisfaction of certain title and entitlement requirements, to receive 50% of the net proceeds of the sale of such parcel. However, it is not expected that the ultimate net proceeds to the Company from such sale will be material to the Company. The Company continues to assess its option with respect to certain other co-tenancy parcels in the Lahaina area to determine whether the institution of proceedings to gain title thereto will be to the Company's benefit.

      AGRICULTURE

      HISTORIC OPERATIONS. A significant portion of the Company's revenues were formerly derived from agricultural operations primarily consisting of the cultivation, milling and sale of raw sugar. The last remaining operating sugar plantation of the Company, owned by a subsidiary of Kaanapali Land, was shut down at the end of 2000. In September 2001, the Company also ceased its coffee operations, which were owned by a subsidiary of Kaanapali Land. The Company leased, or granted limited licenses to operate, to a third party, certain portions of the Kaanapali 2020 land on which the coffee trees are located for the purpose of continuing agricultural coffee operations on such land. The lessee purchased the Company's coffee mill equipment during the first quarter of 2004. During late 2008 the Company purchased back the coffee mill equipment and terminated the third party leases and license agreements and assumed greater responsibility for farming and milling operations relating to the coffee orchards on behalf of the applicable land owners. In connection with such transactions, affiliates of such third party entered into certain consulting and marketing arrangements with the Company relative to the farming, milling and sale of the coffee produced.

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

      On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price is represented by a promissory note in the original amount of $13.3 million and is secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and
November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make principal and interest payments in advance of maturity (before certain deductions for commissions and other costs) of $200 thousand on May 12, 2009, $50 thousand on May 20, 2009, $100 thousand on June 16, 2009, $100 thousand on June 23, 2009, $100 thousand on September 12, 2009 and $1 million on November 12, 2009. The note modifications also increased the interest rate on the note to 8% per annum beginning July 12, 2009 and required prepayment of interest through January 12, 2010 on November 12, 2009.

      Pursuant to the note modification agreement dated November 12, 2009 ("Effective Date"), the purchaser owed the Company a payment of approximately $1.3 million of principal and interest on the Effective Date.

The purchaser paid $253 thousand on the Effective Date and the remaining amount due was not paid. Pursuant to two letters dated November 30, 2009 and December 16, 2009 the guarantors of the promissory note were notified that the promissory note was in default. On January 13, 2010, the Company made a forbearance offer that was accepted by the purchaser. The forbearance offer states that the Company shall accrue interest at the default rate of 12% per annum for the period November 13, 2009 through and including January 12, 2010. As of January 13, 2010, interest shall accrue at the rate of 10% per annum. Beginning February 12, 2010, the purchaser is required to make monthly interest payments at a pay rate of 8% per annum on the unpaid balance of the note. The remaining interest of 2% not included in the monthly pay rate is deferred until the earlier of payment of the promissory note in full or May 12, 2010. The entire $253 thousand the purchaser paid on November 12, 2009, along with $103 thousand the purchaser paid on January 20, 2010, were applied to the accrued interest at the default rate noted above. On March 20, 2010 the Company made a further offer of forbearance of up to 3% interest per month in the event the purchaser should choose to devote said amounts to current maintenance of the golf course in accordance with the terms of the offer including the recommendations of a specified consultant ("offered maintenance deferral").

Under the offered maintenance deferral, said interest is to be paid on the earlier of the payment of the note or May 12, 2010. The purchaser has not responded to this later offer. Each forbearance offer by which the Company agrees to forebear from exercising its remedies under the Note, is subject to certain conditions apart from the interim payment requirements including, but not limited to the absence of additional defaults under the note and underlying security documents.

      As of December 31, 2009, the note had an outstanding principal and accrued interest balance of $12.8, as represented in the consolidated balance sheet.

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

      EMPLOYEES.

      At March 1, 2010, Kaanapali Land and its subsidiaries had employed approximately 35 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

      Maui's residential real estate market has experienced a dramatic slow down since the latter part of 2005. The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy since the second half of 2008 and through all of 2009. The result is substantial market uncertainty in the housing market and declining home values. It is not clear how long the current slow down will last.

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

      GOVERNMENT REGULATIONS AND APPROVALS

      The current regulatory approval process for a project can take three to five years or more and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitle-ments are extremely difficult to obtain in Hawaii. There is often significant opposition from numerous groups - including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Certain ordinances adopted by the County of Maui have placed additional requirements on developers, some of which may be difficult or expensive to satisfy. Other proposed ordinances that have not yet passed may place moratoria on new development while the County of Maui works toward the adoption of a new General Plan. It is currently unknown to what extent these new legislative initiatives will impact the cost or timing of the Company's planned developments.

      Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. In January 2009 the Company received approval of revisions to its development plans for the Puukolii Village Mauka parcel. Entitlements for an agricultural subdivision were received during the first quarter of 2006. Approximately 1,500 acres of the Company's Maui land which is contiguous to Kaanapali 2020 land is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes most other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project and its existence is expected to influence obtaining the entitlements for the remaining land.

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

RISKS RELATED TO HAWAIIAN REAL ESTATE AND DEVELOPMENT MARKETS

      The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Mauka) and the development of the Wainee land, as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or pace of sales of properties or changes in costs of construction or development; increased government mandates; adverse changes in Hawaiian economic conditions, such as increased costs of labor, marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; changes in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

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

RISKS RELATING TO NATURAL EVENTS

      The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult, and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but required still more remediated action. The Company is analyzing this report to determine its future course of actions. In addition, the Company is working on revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements.

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

      In September 2007, the Company received further correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets. In April 2008 the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifica-tions are warranted. The Company and DLNR continue to engage in dialogue concerning these matters (which have included further site visits by DLNR personnel).

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


RISKS RELATING TO AGRICULTURE

      While agricultural revenues are relatively insignificant to the Company's financial success, competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it may lease to third parties for the production of agricultural products. The Company currently earns a modest profit on its contract with Monsanto for the production of seed corn on a portion of its Kaanapali 2020 Development Plan land. Regulatory, political, economic and scientific issues, in addition to the normal risks attendant to the growing cycle for any crop, may all weigh in to make such contract uneconomic for Monsanto, with the result that ongoing revenues to the Company could be impaired in the future. Such is also the case with the Company's coffee crop, in particular because the Company incurs substantially all the risks relating to the cost of growing and maintaining the trees and producing the crop, as well as the market risk attendant to the sale of the crop.

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

The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERLCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company.

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

      Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are only a few such cases that name Kaanapali Land, there are a substantial number of cases that are pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on the sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases has had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in this regard.

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

      The Company received notice from the DLNR that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but required still more remediated action. The Company is analyzing this report to determine its future course of actions. In addition, the Company is working on revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements.

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


ITEM 4.  [ Reserved ]


                                   PART II

ITEM 5. MARKET REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of December 31, 2009 there were approximately 712 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual K-1 reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends.

However, no dividends have been paid by the Company in 2009 and 2008 and the Company does not anticipate making any distributions for the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

                         KAANAPALI LAND, LLC (a)(b)
      For the years ended December 31, 2009, 2008, 2007, 2006 and 2005
               (Dollars in Thousands Except Per Share Amounts)

                         2009       2008      2007      2006       2005
                       --------   --------  --------  --------   --------
Total revenues . . . . $  4,695      3,170     8,814     9,543     33,533
                       ========   ========  ========  ========   ========
Net income (loss)
 from continuing
 operations. . . . . . $ (5,278)    (1,340)    1,757     2,731     21,431
                       ========   ========  ========  ========   ========

Income (loss) from
 continuing
 operations per
 share, basic
 and diluted . . . . . $  (2.88)      (.73)      .98      1.52      11.95
                       ========   ========  ========  ========   ========

Total assets . . . . . $155,595    150,506   186,289   185,344    187,875
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

      At December 31, 2009, the Company had cash and cash equivalents of approximately $17 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

      On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price is represented by a promissory note in the original amount of $13.3 million and is secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and
November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make principal and interest payments in advance of maturity (before certain deductions for commissions and other costs) of $200 thousand on May 12, 2009, $50 thousand on May 20, 2009, $100 thousand on June 16, 2009, $100 thousand on June 23, 2009, $100 thousand on September 12, 2009 and $1 million on November 12, 2009. The note modifications also increased the interest rate on the note to 8% per annum beginning July 12, 2009 and required prepayment of interest through January 12, 2010 on November 12, 2009.

      Pursuant to the note modification agreement dated November 12, 2009 ("Effective Date"), the purchaser owed the Company a payment of approximately $1.3 million of principal and interest on the Effective Date.

The purchaser paid $253 thousand on the Effective Date and the remaining amount due was not paid. Pursuant to two letters dated November 30, 2009 and December 16, 2009 the guarantors of the promissory note were notified that the promissory note was in default. On January 13, 2010, the Company made a forbearance offer that was accepted by the purchaser. The forbearance offer states that the Company shall accrue interest at the default rate of 12% per annum for the period November 13, 2009 through and including January 12, 2010. As of January 13, 2010, interest shall accrue at the rate of 10% per annum. Beginning February 12, 2010, the purchaser is required to make monthly interest payments at a rate of 8% per annum on the unpaid balance of the note. The remaining interest of 2% not included in the monthly pay rate is deferred until the earlier of payment of the promissory note in full or May 12, 2010. The entire $253 thousand the purchaser paid on November 12, 2009, along with $103 thousand the purchaser paid on January 20, 1010, were applied to the accrued interest at the default rate noted above. On March 20, 2010 the Company made a further offer of forbearance of up to 3% interest per month in the event the purchaser should choose to devote said amounts to current maintenance of the golf course in accordance with the terms of the offer including the recommendations of a specified consultant ("offered maintenance deferral").

Under the offered maintenance deferral, said interest is to be paid on the earlier of the payment of the note or May 12, 2010. The purchaser has not responded to this later offer. Each forbearance offer by which the Company agrees to forebear from exercising its remedies under the Note, is subject to certain conditions apart from the interim payment requirements including, but not limited to the absence of additional defaults under the note and underlying security documents.

      As of December 31, 2009, the note had an outstanding principal and accrued interest balance of $12.8, as represented in the consolidated balance sheet.

      During late 2009 the Company received final approval from the Internal Revenue Service which allowed the Company to transfer the residual assets of the Retirement Plan for Employees of AMFAC Inc. ("Retirement Plan") of $5.8 million to the Pension Plan. The Retirement Plan was terminated December 31, 1994. Plan liabilities were settled and plan assets were subsequently distributed in 1995. Residual Retirement Plan assets were transferred to the Pension Plan in 2009. The value of the Retirement Plan transfer has been reflected in accumulated other comprehensive income, net of tax on the Company's consolidated balance sheet.

      A subsidiary of Kaanapali Land holds a mortgage note secured by the Waikele Golf Course in the original principal amount of approximately $7.2 million. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3 million for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9.3 million towards the note and accrual interest. As of December 31, 2009 the note had an outstanding principal and accrued interest balance of $672 thousand. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the sale of the golf course.

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18.6 million and $4.7 million and was required to secure those bonds with a cash deposit of $8.3 million into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18.6 million to $11.3 million and the collateral was reduced to $5.9 million. During February 2008, the $11.3 million bond was released and the collateral account was further reduced to $1.7 million. During November 2008, the remaining $1.7 million was released.
To date, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with the sales of two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692. The promissory notes have maturity dates in November 2010 and October 2009, respectively. The note due in October 2009 was not paid on its scheduled maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof. In the event that the Company and such purchaser are unable to agree to a modification of the terms of the such note, the Company will consider its available remedies, including an action for foreclosure. The promissory note was fully reserved for at December 31, 2009.

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

      On April 15, 2008, the Company entered into an agreement in principal with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary anti-dilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% vested on December 31, 2008 and the remaining 25% became vested on December 31, 2009.

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

      2009 COMPARED TO 2008

      Property, net increased primarily due to completion of the Kaanapali Coffee Farms development.

      Pension plan assets increased as a result of the transfer of residual assets from the Retirement Plan to the Pension Plan in late 2009. The increase was also due to a recovery in the market values of the Company's pension plan assets.

      Other assets decreased due to the reduction of the collateral account securing a subdivision bond obtained in conjunction with the Kaanapali Coffee Farms project and the reserve recorded for one of the promissory notes received in the sale of a lot at Kaanapali Coffee Farms.

      Accounts payable and accrued expenses decreased due to the reduction in retention amounts payable related to the Kaanapali Coffee Farms project.

      Deferred income taxes increased primarily due to the increase of the pension plan assets.

      Sales and cost of sales increased due to the increases in farming revenues and coffee sales revenues and farming costs.

      Interest and other income increased primarily due to the interest received on the promissory note related to the sale of the Waikele Golf Course.

      Selling, general and administrative expenses increased primarily due to adjustments to certain reserves during 2009, an increase in net periodic pension costs related to the pension plan, an increase in professional fees related to environmental matters and the reserve recorded for one of the promissory notes received in the sale of a lot at Kaanapali Coffee Farms.

      Income (loss) from discontinued operations represents the results of operations of the Waikele Golf Course and an asset impairment charge related to the writedown of the carrying value of the golf course during the second quarter of 2008. The golf course was sold during the fourth quarter of 2008.

      2008 COMPARED TO 2007

      Sales and cost of sales decreased for the year ended December 31, 2008 due to the sale of three lots during 2007.

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

      Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations.

Two assumptions - discount rate and expected return on assets - are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually. The Company periodically evaluates other assumptions involving demographic factors such as mortality, and updates the assumptions to reflect experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

      Accumulated and projected benefit obligations are measured as the present value of future cash payments. The Company discounts those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.

      Our discount rates for principal pension plans at December 31, 2009, 2008 and 2007 were 5.77%, 5.50% and 5.75%, respectively, reflecting market interest rates.

      To determine the expected long-term rate of return on pension plan assets, the Company considers current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 7% long-term expected return on those assets.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             KAANAPALI LAND, LLC

                                    INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended
  December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended
  December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Managing Member and Stockholders
Kaanapali Land, LLC


We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.






                                        /s/ Ernst & Young LLP




Chicago, Illinois
March 29, 2010

                             KAANAPALI LAND, LLC

                         Consolidated Balance Sheets

                         December 31, 2009 and 2008
                  (Dollars in Thousands, except share data)


                                 A S S E T S
                                 -----------
                                                        2009       2008
                                                      --------   --------

Cash and cash equivalents. . . . . . . . . . . . . .  $ 16,936     25,780
Receivables, net . . . . . . . . . . . . . . . . . .       120         46
Property, net. . . . . . . . . . . . . . . . . . . .   100,013     98,356
Pension plan assets. . . . . . . . . . . . . . . . .    23,010      9,061
Note receivable. . . . . . . . . . . . . . . . . . .    12,793     13,250
Other assets . . . . . . . . . . . . . . . . . . . .     2,723      4,013
                                                      --------   --------
                                                      $155,595    150,506
                                                      ========   ========


                            L I A B I L I T I E S
                            ---------------------

Accounts payable and accrued expenses. . . . . . . .  $  1,986      4,727
Deferred income taxes. . . . . . . . . . . . . . . .    23,261     18,591
Accrued benefit obligation . . . . . . . . . . . . .     1,713      1,932
Other liabilities. . . . . . . . . . . . . . . . . .    21,949     21,691
                                                      --------   --------
        Total liabilities. . . . . . . . . . . . . .    48,909     46,941

Commitments and contingencies


                    S T O C K H O L D E R S'  E Q U I T Y
                    -------------------------------------

Common stock, at 12/31/09 and 12/31/08
  Shares authorized - 4,500,000, Class C shares
    52,000; shares issued and outstanding
    1,792,613 in 2009 and 2008, Class C shares
    issued and outstanding 52,000 in 2009 and
    39,000 in 2008 . . . . . . . . . . . . . . . . .     --         --
Additional paid-in capital . . . . . . . . . . . . .     5,471      5,438
Accumulated other comprehensive income (loss),
  net of tax . . . . . . . . . . . . . . . . . . . .    (5,893)   (14,259)
Accumulated earnings . . . . . . . . . . . . . . . .   107,108    112,386
                                                      --------   --------

        Total stockholders' equity . . . . . . . . .   106,686    103,565
                                                      --------   --------

                                                      $155,595    150,506
                                                      ========   ========










                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                             KAANAPALI LAND, LLC

                    Consolidated Statements of Operations

                Years ended December 31, 2009, 2008 and 2007
               (Dollars in Thousands Except Per Share Amounts)


                                             2009       2008       2007
                                           --------   --------   --------
Revenues:
  Sales. . . . . . . . . . . . . . . . .   $  3,315      2,345      6,660
  Interest and other income. . . . . . .      1,380        825      2,154
                                           --------   --------   --------
                                              4,695      3,170      8,814
                                           --------   --------   --------
Cost and expenses:
  Cost of sales. . . . . . . . . . . . .      3,028      2,593      4,026
  Selling, general and
    administrative . . . . . . . . . . .      7,344      2,436      1,433
  Depreciation and amortization. . . . .        284        221        197
                                           --------   --------   --------
                                             10,656      5,250      5,656
                                           --------   --------   --------
Operating income (loss) from
  continuing operations before
  income taxes and income (loss)
  from discontinued operations . . . . .     (5,961)    (2,080)     3,158

    Income tax benefit (expense) . . . .        683        740     (1,401)
                                           --------   --------   --------
    Income (loss) from continuing
      operations . . . . . . . . . . . .     (5,278)    (1,340)     1,757
    Income (loss) from discontinued
      operations, net of income
      taxes. . . . . . . . . . . . . . .      --        (2,302)      (339)
                                           --------   --------   --------

        Net income (loss). . . . . . . .   $ (5,278)    (3,642)     1,418
                                           ========   ========   ========

Net income (loss) per share -
  basic and diluted:
    Income (loss) from continuing
      operations . . . . . . . . . . . .   $  (2.88)      (.73)       .98
    Income (loss) from discontinued
      operations, net of income taxes. .      --         (1.26)      (.19)
                                           --------   --------   --------
        Net income (loss) per share -
          basic and diluted. . . . . . .   $  (2.88)     (1.99)       .79
                                           ========   ========   ========
















                The accompanying notes are an integral part
                  of the consolidated financial statements.

                             KAANAPALI LAND, LLC

               Consolidated Statements of Stockholders' Equity

                Years ended December 31, 2009, 2008 and 2007
                           (Dollars in Thousands)


                                                        Accumu-
                                                        lated
                                                        Other
                                            Accumu-     Compre-    Total
                                Additional  lated       hensive    Stock-
                      Common     Paid-In    (Deficit)   Income/    holders'
                      Stock      Capital    Earnings    (Loss)     Equity
                     --------   ---------   --------   --------   --------

Balance at
  December 31,
  2006 . . . . . .   $    --        5,357    115,315      --       120,672

Adjustment to
  adopt FIN 48 . .        --        --          (705)     --          (705)

Other comprehensive
  income, net
  of tax . . . . .        --        --         --         1,650      1,650

Net income . . . .        --        --         1,418      --         1,418
                     --------    --------   --------   --------   --------
Balance at
  December 31,
  2007 . . . . . .        --        5,357    116,028      1,650    123,035

Share based
  compensation . .        --           81      --         --            81

Other comprehen-
  sive loss,
  net of tax . . .        --        --         --       (15,909)   (15,909)

Net loss . . . . .        --        --        (3,642)     --        (3,642)
                     --------    --------   --------   --------   --------
Balance at
  December 31,
  2008 . . . . . .        --        5,438    112,386    (14,259)   103,565

Share based
  compensation . .        --           33      --         --            33

Other comprehen-
  sive income,
  net of tax . . .        --        --         --         8,366      8,366

Net loss . . . . .        --        --        (5,278)     --        (5,278)
                     --------    --------   --------   --------   --------
Balance at
  December 31,
  2009 . . . . . .   $    --        5,471    107,108     (5,893)   106,686
                     ========    ========   ========   ========   ========







                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                             KAANAPALI LAND, LLC

                    Consolidated Statements of Cash Flows

                Years ended December 31, 2009, 2008 and 2007
                           (Dollars in Thousands)


                                             2009       2008       2007
                                           --------   --------   --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . .   $ (5,278)    (3,642)     1,418
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operations:
    Share based compensation . . . . . .         33         81      --
    Property sales, disposals and
      retirements, net . . . . . . . . .      --           106      2,770
    Impairment loss included in
      discontinued operations. . . . . .      --         3,900      --
    Pension plan assets. . . . . . . . .       (279)    (1,862)    (2,631)
    Depreciation and amortization
      including discontinued
      operations . . . . . . . . . . . .        284        492      1,279
    Deferred income taxes. . . . . . . .       (679)    (2,212)     2,241
  Changes in operating assets and
   liabilities:
    Receivables, net . . . . . . . . . .        (74)        58         44
    Other assets . . . . . . . . . . . .      1,290      2,005     (1,500)
    Accrued benefit obligation . . . . .       (174)      (182)      (186)
    Collateral deposit . . . . . . . . .      --         4,180      2,429
    Accounts payable, accrued
      expenses and other . . . . . . . .     (2,483)    (3,681)    (4,093)
                                           --------   --------   --------
Net cash provided by (used in)
  operating activities . . . . . . . . .     (7,360)      (757)     1,771
                                           --------   --------   --------

Cash flows from investing activities:
  Proceeds from property sales . . . . .      --         8,006      --
  Property additions . . . . . . . . . .     (1,941)    (5,519)   (17,345)
  Proceeds from note receivable. . . . .        457      --         --
                                           --------   --------   --------
Net cash provided by (used in)
  investing activities . . . . . . . . .     (1,484)     2,487    (17,345)
                                           --------   --------   --------
        Net increase (decrease) in
          cash and cash equivalents. . .     (8,844)     1,730    (15,574)

        Cash and cash equivalents
          at beginning of year . . . . .     25,780     24,050     39,624
                                           --------   --------   --------
        Cash and cash equivalents
          at end of year . . . . . . . .   $ 16,936     25,780     24,050
                                           ========   ========   ========

  Cash received (paid) for
    income taxes . . . . . . . . . . . .   $  --         --           129
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

      In accordance with the Plan, a maximum of 1,863,000 shares of Kaanapali Land were issuable. At December 31, 2009, approximately 1,793,000 Common Shares were issued and outstanding and Kaanapali Land believes that no further Common Shares will be issued under the Plan.

      Kaanapali Land's membership interests are denominated as non par value "Shares" and were originally divided into two classes: the Class A Shares, which were widely held primarily by non-affiliated persons who had previously held Company indebtedness prior to the Plan Effective Date and "Class B Shares" which were generally held by affiliates of Kaanapali Land.

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

      The accompanying consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessor (collectively, the "Company"), which include KLC Land and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. All references to acres/acreage are unaudited.

      The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment grows seed corn and soybeans under contract and is engaged in farming and milling operations relating to the coffee orchards on behalf of the applicable land owners. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Golf segment, which was responsible for the management and operation of the Waikele Golf Course was sold in November 2008 and is reported as discontinued operations. The assets and operation of the Waikele Golf Course represented all of the golf segment for purposes of business segment information. The Company continues to hold a first mortgage on the Waikele Golf Course and certain recourse guarantees as security for a promissory note received for a portion of the purchase price at closing. The Property and Agriculture segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 9.

      CASH AND CASH EQUIVALENTS

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

      In December 2008, the FASB issued accounting guidance which amended disclosure requirements about pensions and other postretirement benefits. This guidance requires additional disclosures primarily around the types of plan assets, associated risks in an employer's defined benefit pension or other postretirement plans, and current events in the economy and markets that could have a significant impact on the value of plan assets. The adoption of this guidance did not have a material effect on the Company's results of operations or financial position.

      In September 2009, the FASB amended FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures, providing additional fair value measurement guidance for investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of this guidance did not have a material effect on the Company's results of operations or financial position.

      RECEIVABLES

      The allowance for doubtful receivables was $710 and $0 at December 31, 2009 and 2008, respectively.


      LAND DEVELOPMENT

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain two subdivision bonds in the amounts of approximately $18,600 and $4,700 and was required to secure those bonds with a cash deposit of $8,300 into an interest bearing collateral account. During the first quarter of 2007, one of the bonds was reduced from $18,600 to $11,300 and the collateral was reduced to $5,900. During February 2008, the $11,300 bond was released and the collateral account was further reduced to $1,700. During November 2008 the remaining $1,700 was released. The $4,700 bond was released during the fourth quarter of 2008. To date, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes for $737 and $692. The promissory notes have maturity dates in November 2010 and October 2009, respectively. The note due in October 2009 was not paid on its scheduled maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof.

In the event that the Company and such purchaser are unable to agree to a modification of the terms of the such note, the Company will consider its available remedies, including an action for foreclosure. At December 31, 2009, in accordance with prudent accounting practices, the Company recorded a reserve for the outstanding balance of the note receivable and the accrued default interest of $710. The expense is reflected in selling, general and administrative on the Company's Consolidated Statements of Operations.

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

      PROPERTY

      Property is stated at cost. Depreciation is based on the straight-line method over the estimated economic lives of 15-40 years for the Company's depreciable land improvements, 3-18 years for machinery and equipment. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

      Provisions for impairment losses related to long-lived assets, if any, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related long-lived assets in relationship to the future undiscounted cash flows of the underlying operations or anticipated sales proceeds. The Company adjusts the net book value of property to fair value if the sum of the expected undiscounted future cash flow or sales proceeds is less than book value. Assets held for sale are recorded at the lower of the carrying value of the asset or fair value less costs to sell.

      The Company reclassified the Waikele Golf Course as held for sale as of April 8, 2008. The Company recorded a $3,900 asset impairment charge (before taxes) related to its write-down of the carrying value of the Waikele Golf Course during the second quarter ending June 30, 2008. Depreciation on these assets ceased upon classification as held for sale. As the Waikele Golf Course was deemed held for sale and sold on November 12, 2008, operations and the impairment charge in 2008 have been classified on the consolidated statement of operations as discontinued operations for all periods presented.

                                                    2009          2008
                                                  --------      --------
  Property, net:
    Land . . . . . . . . . . . . . . . . . .      $ 96,210        95,567
    Buildings. . . . . . . . . . . . . . . .         4,049         2,899
    Machinery and equipment. . . . . . . . .         3,648         3,500
                                                  --------      --------
                                                   103,907       101,966
    Accumulated depreciation . . . . . . . .        (3,894)       (3,610)
                                                  --------      --------
    Property, net. . . . . . . . . . . . . .      $100,013        98,356
                                                  ========      ========

      Land held for sale of approximately $29,600 and $29,600, representing primarily Kaanapali Coffee Farms, was included in Property in the consolidated balance sheets at December 31, 2009 and December 31, 2008, respectively, and was carried at the lower of cost or fair value less cost to sell. No land is currently in use except for certain Kaanapali 2020 land that has been set aside for the Company's seed corn operations and certain acreage of coffee trees which are being maintained to support the Company's land development program.

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

      PROPERTY SALES AND MORTGAGES RECEIVABLE

      On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10,000. The balance of the purchase price is represented by a promissory note in the original amount of $13,300 and is secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make principal and interest payments in advance of maturity (before certain deductions for commissions and other costs) of $200 on May 12, 2009, $50 on May 20, 2009, $100 on
June 16, 2009, $100 on June 23, 2009, $100 on September 12, 2009 and $1,000
on November 12, 2009. The note modifications increased the interest rate on the note to 8% per annum beginning July 12, 2009 and required prepayment of interest through January 12, 2010 on November 12, 2009.

      Pursuant to the note modification agreement dated November 12, 2009 ("Effective Date"), the purchaser owed the Company a payment of approximately $1,300 of principal and interest on the Effective Date. The purchaser paid $253 on the Effective Date and the remaining amount due was not paid. Pursuant to two letters dated November 30, 2009 and December 16, 2009 the guarantors of the promissory note were notified that the promissory note was in default. On January 13, 2010, the Company made a forbearance offer that was accepted by the purchaser. The forbearance offer states that the Company shall accrue interest at the default rate of 12% per annum for the period November 13, 2009 through and including January 12, 2010. As of January 13, 2010, interest shall accrue at the rate of 10% per annum. Beginning February 12, 2010, the purchaser is required to make monthly interest payments at a rate of 8% per annum on the unpaid balance of the note. The interest of 2% not included in the monthly pay rate is deferred until the earlier of payment of the promissory note in full or May 12, 2010. The entire $253 the purchaser paid on November 12, 2009, along with $103 the purchaser paid on January 20, 2010, were applied to the accrued interest at the default rate noted above. On March 20, 2010 the Company made a further offer of forbearance of up to 3% interest per month in the event the purchaser should choose to devote said amounts to current maintenance of the golf course in accordance with the terms of the offer including the recommendations of a specified consultant ("offered maintenance deferral"). Under the offered maintenance deferral, said interest is to be paid on the earlier of the payment of the note or May 12, 2010. The purchaser has not responded to this later offer. Each forbearance offer by which the Company agrees to forebear from exercising its remedies under the Note, is subject to certain conditions apart from the interim payment requirements including, but not limited to the absence of additional defaults under the note and underlying security documents.

      As of December 31, 2009 and 2008, the note had an outstanding principal and accrued interest balance of $12,800 and $13,250, respectively, as represented in the consolidated balance sheet.

      OTHER LIABILITIES

      Other liabilities are primarily comprised of reserves for losses, commitments and contingencies related to various divested assets or operations. These reserves include the estimated effects of certain asbestos related claims, certain lease and other real estate related guarantees and obligations, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation, investigation and potential remedial efforts in connection with environmental matters in the state of Hawaii, and reserves for potential income tax exposure generally associated with real estate operations. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its reserve amounts and adjusts such as it determines appropriate to reflect current information. Reference is made to Note 8, Commitments and Contingencies.

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


(2)  MORTGAGE NOTE PAYABLE

      A subsidiary of Kaanapali Land holds a mortgage note secured by the Waikele Golf Course in the original principal amount of $7,178. The proceeds of the mortgage note were used to pay off a $7,178 mortgage held by an unrelated third party in March 2005. The mortgage loan was amended March 31, 2006 upon which the accrued interest was added to principal and the Holder agreed to make future advances under the note in an amount not to exceed $3,000 for purposes of funding the golf course improvements. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course the outstanding principal and accrued interest was reduced pursuant to a payment of $9,300 towards the note and accrued interest. As of December 31, 2009 and 2008 the note had an outstanding principal and accrued interest balance of approximately $672 and $1,100, respectively. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of December 31, 2009 and 2008 of approximately $81,600 and $79,000, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(3)  RENTAL ARRANGEMENTS

      The Company has rented, as lessee, various land, facilities and equipment under operating leases. Most land leases provided for renewal options and minimum rentals plus contingent payments based on revenues or profits. The Company has formerly been involved in various sandwich leases for land.

      The Company leased various office spaces with average annual rental of approximately $66 per year. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4)  EMPLOYEE BENEFIT PLANS

      (a)   PENSION PLANS

      As of December 31, 2009, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Accordingly, there is no difference between the accumulated benefit obligation and the projected benefit obligation. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

      During late 2009 the Company received final approval from the Internal Revenue Service which allowed the Company to transfer the residual assets of the Retirement Plan for Employees of AMFAC Inc. ("Retirement Plan") of $5,800 to the Pension Plan. The Retirement Plan was terminated December 31, 1994. Plan liabilities were settled and plan assets were subsequently distributed in 1995. Residual Retirement Plan assets were transferred to the Pension Plan in 2009. The value of the Retirement Plan transfer has been reflected in accumulated other comprehensive income, net of tax (based upon recording the funded status of the plan at year end) on the Company's consolidated balance sheet.

      FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

      LEVEL 1 - Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

      LEVEL 2 - Inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in inactive markets; or other inputs that are observable for the asset or liability.

      LEVEL 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

      The asset or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize unobservable inputs.

      Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

  . COMMON AND PREFERRED STOCK: Valued at the closing price reported in the active market in which the individual security is traded.

  . CORPORATE NOTES, BONDS AND DEBENTURES: Valued at the closing price reported in the active market in which the bond is traded.

  . INVESTMENT IN PARTNERSHIPS: Valued at net asset value ("NAV") of shares held by the plan at year-end. NAV represents the Pension Plan's interest in the net assets of the partnerships' investments which consisted primarily of equity and debt securities that are exchange-traded as of December 31, 2009.

  . INVESTMENT CONTRACT WITH INSURANCE COMPANY: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

      The following table sets forth by level, within the fair value hierarchy, the plan's assets at fair value as of December 31, 2009:

                                    Level 1   Level 2   Level 3    Total
                                    -------   -------   -------   -------
Common and preferred stocks. . .    $18,900      --        --      18,900
Corporate notes, bonds and
  debentures . . . . . . . . . .     16,200      --        --      16,200
Investment in partnerships . . .       --       1,500    20,600    22,100
Investments in insurance
  companies. . . . . . . . . . .       --        --       2,200     2,200
Cash and cash equivalents. . . .      6,000      --        --       6,000
                                    -------   -------   -------   -------
    Total Pension Plan assets
      at fair value. . . . . . .    $41,100     1,500    22,800    65,400
                                    =======   =======   =======   =======

CHANGES IN LEVEL 3 INVESTMENTS

      The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2009:

                                   Investment    Investment
                                  in Insurance       in
                                   Companies    Partnerships      Total
                                  ------------  ------------   ----------

Balance, beginning of year . . .      $ 2,400        20,900        23,300
Net earned interest and
  realized/unrealized
  gains (losses) . . . . . . . .          200         2,600         2,800
Transfers in and/or out
  of Level 3 . . . . . . . . . .        --           (2,900)       (2,900)
Purchases, sales, issuances
  and settlements (net). . . . .         (400)        --             (400)
                                      -------       -------       -------
Balance, end of year . . . . . .      $ 2,200        20,600        22,800
                                      =======       =======       =======


      The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2009, 2008 and 2007.

                                               2009     2008       2007
                                             -------   -------    -------

  Benefit obligation at beginning of year.   $44,971    45,850     47,489
  Service cost . . . . . . . . . . . . . .       756        24         18
  Interest cost. . . . . . . . . . . . . .     2,365     2,533      2,583
  Actuarial (gain) loss. . . . . . . . . .    (1,782)      779       (227)
  Benefits paid. . . . . . . . . . . . . .    (3,920)   (4,215)    (4,013)
                                             -------   -------    -------
  Benefit obligation at end of year. . . .    42,390    44,971     45,850
                                             -------   -------    -------
  Fair value of plan assets at
    beginning of year. . . . . . . . . . .    54,032    79,196     77,726
  Transfer . . . . . . . . . . . . . . . .     5,791     --         --
  Actual return on plan assets . . . . . .     9,497   (20,949)     5,483
  Benefits paid. . . . . . . . . . . . . .    (3,920)   (4,215)    (4,013)
                                             -------   -------    -------
  Fair value of plan assets at
    end of year. . . . . . . . . . . . . .    65,400    54,032     79,196
                                             -------   -------    -------

                                               2009     2008       2007
                                             -------   -------    -------
  Funded status. . . . . . . . . . . . . .    23,010     9,061     33,346

  Unrecognized net actuarial (gain) loss .     9,856    23,524     (2,625)
  Unrecognized prior service cost. . . . .         2         4          6
                                             -------   -------    -------
  Prepaid pension cost . . . . . . . . . .   $32,868    32,589     30,727
                                             =======   =======    =======

      At December 31, 2009, approximately 27% of the plan's assets are invested in equity securities, 31% in fixed income funds and 42% in alternative strategies. The allocations are within Company's target allocations in association with the Company's investment strategy.

      The components of the net periodic pension credit for the years ended December 31, 2009, 2008 and 2007 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:
                                              2009      2008       2007
                                             -------   -------    -------
  Service cost . . . . . . . . . . . . . .   $   756        24         18
  Interest cost. . . . . . . . . . . . . .     2,365     2,533      2,583
  Expected return on plan assets . . . . .    (4,515)   (4,938)    (4,869)
  Recognized net actuarial gain loss . . .     1,114       517        689
  Amortization of prior service cost . . .         1         2          2
                                             -------   -------    -------
  Net periodic pension credit. . . . . . .   $  (279)   (1,862)    (1,577)
                                             =======   =======    =======

      The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

  As of January 1,                            2009      2008       2007
  ----------------                           -------   -------    -------

  Discount rate. . . . . . . . . . . . . .     5.50%     5.75%      5.65%
                                             =======   =======    =======

  Rates of compensation increase . . . . .        3%        3%         3%

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .      7.0%      7.0%       7.0%
                                             =======   =======    =======

  As of December 31,
  ------------------

  Discount rate - net periodic
    pension credit . . . . . . . . . . . .     5.50%     5.75%      5.65%
                                             =======   =======    =======

  Discount rate - accumulated benefit
    obligation . . . . . . . . . . . . . .     5.77%     5.50%      5.75%
                                             =======   =======    =======

  Rates of compensation increase . . . . .        3%        3%         3%
                                             =======   =======    =======

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .      7.0%      7.0%       7.0%
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

      The measurement date is December 31, the last day of the corporate fiscal year. The accumulated benefit obligation at December 31, 2009 and 2008 equals approximately $42,000 and $45,000, respectively.

      A comparison of the market value of the Pension Plan's net assets with the present value of the benefit obligations indicates the Company's ability at a point in time to pay future benefits. The fair value of the Pension Plan's assets available for benefits will fluctuate.

      There was no contribution required in 2009 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

      The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

      The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

                                                Amounts
                                                -------

            2010 . . . . . . . . . . . . .      $ 3,834
            2011 . . . . . . . . . . . . .        3,611
            2012 . . . . . . . . . . . . .        3,482
            2013 . . . . . . . . . . . . .        3,360
            2014 . . . . . . . . . . . . .        3,220
            2015-2019. . . . . . . . . . .       14,575


      Effect of a 1% change in the discount rate and salary increase rate for the fiscal year ended December 31, 2009:

                                                  2009            2009
                                                Discount         Salary
                                                  Rate          Increase
                                                --------        --------

Effect of a 1% increase on:
    Net periodic pension cost. . . . . .        $   (261)              1
    Pension benefit obligation
      at year end. . . . . . . . . . . .        $ (3,676)              3

Effect of a 1% decrease on:
    Net periodic pension cost. . . . . .        $    302             --
    Pension benefit obligation
      at year end. . . . . . . . . . . .        $  4,378              (2)

      Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2009:
                                              1% Increase     1% Decrease
                                              -----------     -----------

Net periodic pension cost. . . . . . . .        $   (645)            645

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

      For measuring the expected postretirement benefit obligation, a 7% annual rate of increase in the per capita claims cost was assumed through 2009. The healthcare cost trend rate assumption currently has a minimal effect on the amount of the obligation and periodic cost reported. An increase (decrease) in the assumed healthcare trend rate by 1% in 2009 would increase (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2009 by $3 and $(3), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $1 and $(1), respectively.

      The costs of post-retirement healthcare benefits for the year ended December 31, 2009, 2008 and 2007 were as follows:

                                           2009        2008       2007
                                           Total       Total      Total
                                          -------     -------    -------

Service cost . . . . . . . . . . . . .    $  --          --         --
Interest cost. . . . . . . . . . . . .         99         117        125
Amortization of net gain . . . . . . .        (19)        (12)        (9)
Recognized settlement gain . . . . . .       --          --         --
                                          -------     -------    -------
Net periodic postretirement
  benefit cost/(income). . . . . . . .    $    80         105        116
                                          =======     =======    =======


      The following table sets forth the plans' change in accumulated post-retirement benefit obligation and benefit cost as of December 31, 2009 and 2008 as follows:

                                            December 31,    December 31,
                                                2009            2008
                                            ------------    ------------

Benefit obligation at beginning of year.         $ 1,932           2,180
Interest cost. . . . . . . . . . . . . .              99             117
Actuarial losses (gain). . . . . . . . .             (65)            (71)
Net benefits paid. . . . . . . . . . . .            (253)           (294)
                                                 -------         -------
Benefit obligation at end of year. . . .         $ 1,713           1,932
                                                 =======         =======

      Unrecognized gains and losses are amortized over the remaining life expectancy of all participating retirees.

      The Company does not fund its postretirement healthcare plan. Accordingly, as of December 31, 2009 and 2008, the postretirement healthcare plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2009 and 2008 (in thousands):

                                                     2009         2008
                                                   --------     --------

Fair value of plan assets at
  beginning of year. . . . . . . . . . . . . . .   $   --           --
Company contributions. . . . . . . . . . . . . .        253          294
Plan participants' contributions . . . . . . . .        483          472
Benefits paid. . . . . . . . . . . . . . . . . .       (736)        (766)
                                                   --------     --------
Fair value of plan assets at
  end of year. . . . . . . . . . . . . . . . . .   $   --           --
                                                   ========     ========

      The subsidiary's expected contributions for 2010 through 2014 are approximately $214 for each year of the five year period.

      A 7% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2009. The rate was assumed to decrease to 6% thereafter.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.77% as of December 31, 2009, 5.50% as of December 31, 2008 and 5.75% as of December 31, 2007.

      The estimated future employer paid benefits under the Company's postretirement healthcare plan are as follows (in thousands):

                                                Amounts
                                                -------
            2010 . . . . . . . . . . . . .       $  235
            2011 . . . . . . . . . . . . .          230
            2012 . . . . . . . . . . . . .          217
            2013 . . . . . . . . . . . . .          201
            2014 . . . . . . . . . . . . .          186
            2015-2019. . . . . . . . . . .          711

      The calculation of the accumulated postretirement benefit cost or the net periodic postretirement benefit cost does not reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") as the Company is unable to conclude whether the benefits provided by the plan are actually equivalent to Medicare Part D under the 2003 Medicare Act.

      The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2009 and 2008 are the following amounts that have not yet been recognized in net periodic pension/post-retirement cost: unrecognized prior service costs of $2 ($1 net of tax) and $4 ($2, net of tax), respectively, and unrecognized actuarial loss of $9,658 and ($5,892, net of tax) and $23,372 ($14,257, net of tax), respectively. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension/post-retirement cost during the fiscal year ending December 31, 2010 are ($894) (($545) net of tax), and $25 ($15 net of tax),
respectively.

      The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $1,308 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $1,126 are consolidated in the Company's balance sheet.


(5)  STOCK-BASED COMPENSATION

      On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, and an additional 25% vested on December 31, 2008. The remaining 25% became vested on December 31, 2009. The Company recognized compensation expense of approximately $33 and $81 for stock based compensation for the twelve months ended December 31, 2009 and 2008.


(6)   INCOME TAXES

      The Company adopted the provisions of ASC 740 on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized a net increase of $705 in the liability for unrecognized tax benefits, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. At January 1, 2007, the Company had approximately $10,500 in gross unrecognized tax benefits. At December 31, 2007, the gross unrecognized tax benefits accrued for within other liabilities on the Consolidated Balance Sheets decreased to approximately $2,000 due to the lapsing of applicable statutes of limitations. The Company's gross unrecognized tax benefits total approximately $1,682 and $1,700 at December 31, 2009 and 2008, respectively. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2006.

      The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Consolidated Balance Sheets at December 31, 2009 and 2008 include $68 and $41, respectively, accrued for the potential payment of interest and penalties.

      Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2009, 2008 and 2007 consists of:

                                        Current     Deferred     Total
                                        --------    --------    --------
     Year ended December 31, 2009:
       U.S. federal. . . . . . . . .    $  --           (615)       (615)
       State . . . . . . . . . . . .       --            (68)        (68)
                                        --------    --------    --------
                                        $  --           (683)       (683)
                                        ========    ========    ========
     Year ended December 31, 2008:
       U.S. federal. . . . . . . . .    $  --           (666)       (666)
       State . . . . . . . . . . . .       --            (74)        (74)
                                        --------    --------    --------
                                        $  --           (740)       (740)
                                        ========    ========    ========
     Year ended December 31, 2007:
       U.S. federal. . . . . . . . .    $  --          1,261       1,261
       State . . . . . . . . . . . .       --            140         140
                                        --------    --------    --------
                                        $  --          1,401       1,401
                                        ========    ========    ========

      Income tax expense attributable to discontinued operations for the years ended December 31, 2009, 2008 and 2007 are $0, $(1,471) and $(217),
respectively.

      Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:
                                          2009        2008        2007
                                        --------    --------    --------
Provision at statutory rate. . . . .    $ (2,085)       (728)      1,105
Increase (reduction) in income
 taxes resulting from:
  Increase (reduction) in
    valuation allowance. . . . . . .       1,774         330       1,644
  Other, net . . . . . . . . . . . .        (372)       (342)     (1,348)
                                        --------    --------    --------
      Total. . . . . . . . . . . . .    $   (683)       (740)      1,401
                                        ========    ========    ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2009 and 2008 are as follows:
                                                      2009        2008
                                                    --------    --------
    Deferred tax assets:
      Post retirement benefits . . . . . . . . .    $   (668)       (753)
      Reserves related primarily to losses
        on divestitures. . . . . . . . . . . . .      (7,566)     (7,265)
      Loss carryforwards . . . . . . . . . . . .      (7,231)     (5,393)
      Tax credit carryforwards . . . . . . . . .      (2,752)     (2,816)
      Other, net . . . . . . . . . . . . . . . .      (1,083)     (1,018)
                                                    --------    --------
        Total deferred tax assets. . . . . . . .     (19,300)    (17,245)
        Less - valuation allowance . . . . . . .       9,983       8,209
                                                    --------    --------
        Total deferred tax assets. . . . . . . .      (9,317)     (9,036)
                                                    --------    --------

    Deferred tax liabilities:
      Property, plant and equipment,
        principally due to purchase
        accounting adjustments,
        net of impairment charges. . . . . . . .      22,810      23,299
      Prepaid pension and core retirement
        award costs. . . . . . . . . . . . . . .       9,768       4,328
                                                    --------    --------
          Total deferred tax liabilities . . . .      32,578      27,627
                                                    --------    --------
          Net deferred tax liability . . . . . .    $ 23,261      18,591
                                                    ========    ========

      The Company at December 31, 2009 has net operating loss carryforwards ("NOLs") of approximately $50,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $15,000 originated in 2007, 2008 and 2009, and the state NOLs begin to expire in 2010.

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


(7)   TRANSACTIONS WITH AFFILIATES

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2009, 2008 and 2007 was approximately $12, $30 and $48, respectively, all of which was paid as of December 31, 2009.

      The Company pays a non-accountable reimbursement of $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2009.

      The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2009.
The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2009, 2008 and 2007 were approximately $2,422, $2,250 and $2,425, respectively, of which approximately $821 was unpaid as of December 31, 2009.


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

The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERLCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company.

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

      Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code during July 2007, Case No. 07-12776. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing. The deadline for filing proofs of claims against D/C with the bankruptcy court passed in October 2008. Prior to the deadline, Kaanapali Land filed claims that aggregated approximately $26,800, relating to both secured and unsecured intercompany debts owed by D/C to Kaanapali Land. In addition, a personal injury law firm based in San Francisco that represents clients with asbestos-related claims, filed proofs of claim on behalf of approximately 700 claimants. While it is not likely that a significant number of these claimants have a claim against D/C that could withstand a vigorous defense, it is unknown how the trustee will deal with these claims. It is not expected, however, that the Company will receive any material additional amounts in the liquidation of D/C.

      The Company received notice from the DLNR that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but required still more remediated action. The Company is analyzing this report to determine its future course of actions. In addition, the Company is working on revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements.

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

      In September 2007, the Company received further correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets. In April 2008, the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifica-tions are warranted. The Company and DLNR continue to engage in dialogue concerning these matters (which have included further site visits by DLNR personnel).

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

      Total revenues by business segment include primarily (i) sales, all of which are to unaffiliated customers and (ii) interest income that is earned from outside sources on assets which are included in the individual industry segment's identifiable assets.

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

      Amounts exclude the golf segment which was reclassified as discontinued operations in 2008 prior to sale when the golf course was classified as available for sale. See Note 1 for additional information.

                                          2009        2008        2007
                                        --------    --------    --------
Revenues:
  Property . . . . . . . . . . . . .    $  1,037       1,144       6,298
  Agriculture  . . . . . . . . . . .       2,485       1,851       1,874
  Corporate. . . . . . . . . . . . .       1,173         175         642
                                        --------    --------    --------
                                        $  4,695       3,170       8,814
                                        ========    ========    ========

Operating income (loss):
  Property . . . . . . . . . . . . .    $ (2,974)     (1,556)      1,125
  Agriculture  . . . . . . . . . . .        (332)       (384)        155
                                        --------    --------    --------

Operating income (loss). . . . . . .      (3,306)     (1,940)      1,280

Corporate. . . . . . . . . . . . . .      (2,655)       (140)      1,878
                                        --------    --------    --------
Operating income (loss) from
  continuing operations before
  income taxes and income (loss)
  from discontinued operations . . .    $ (5,961)     (2,080)      3,158
                                        ========    ========    ========

Identifiable Assets:
  Property . . . . . . . . . . . . .    $ 46,309      51,541      59,130
  Agriculture. . . . . . . . . . . .      56,076      55,766      55,698
                                        --------    --------    --------

                                         102,385     107,307     114,828

Corporate. . . . . . . . . . . . . .      53,210      43,199      45,586
                                        --------    --------    --------
                                        $155,595     150,506     160,414
                                        ========    ========    ========

     Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

                                          2009        2008        2007
                                        --------    --------    --------
Capital Expenditures:
  Property . . . . . . . . . . . . .    $  1,743       4,753      16,235
  Agriculture. . . . . . . . . . . .         290         766         469
  Corporate. . . . . . . . . . . . .       --          --          --
                                        --------    --------    --------
                                        $  2,033       5,519      16,704
                                        ========    ========    ========
Depreciation and Amortization:
  Property . . . . . . . . . . . . .    $     94         101         101
  Agriculture. . . . . . . . . . . .         190         120          96
                                        --------    --------    --------
Total. . . . . . . . . . . . . . . .    $    284         221         197
                                        ========    ========    ========

(10)  CALCULATION OF NET INCOME PER SHARE

      The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                  Year Ended    Year Ended     Year Ended
                                  December 31,  December 31,   December 31,
                                      2009          2008           2007
                                  ------------  ------------   ------------
                                            (Amounts in thousands
                                          except per share amounts)
NUMERATOR:
Income (loss) before income
  (loss) from discontinued
  operations . . . . . . . . .     $   (5,278)       (1,340)         1,757

Income (loss) from discon-
  tinued operations, net
  of income taxes. . . . . . .          --           (2,302)          (339)
                                   ----------    ----------     ----------

Net income (loss). . . . . . .     $   (5,278)       (3,642)         1,418
                                   ==========    ==========     ==========

DENOMINATOR:
Number of weighted average
  shares outstanding . . . . .          1,832         1,824          1,793
                                   ==========    ==========     ==========

Net income (loss) per
 share - basic and diluted:
  Income (loss) from
    continuing operations. . .     $    (2.88)         (.73)           .98
  Income (loss) from
    discontinued
    operations . . . . . . . .          --            (1.26)          (.19)
                                   ----------    ----------     ----------
Net income (loss) per
  share - basic and
  diluted (a). . . . . . . . .     $    (2.88)        (1.99)           .79
                                   ==========    ==========     ==========

      (a) As the Company reported a loss from continuing operations for December 31, 2008, the Company has excluded the unissued Class C shares from the corresponding earnings per share calculations for this period as the effect would be anti-dilutive.

      As of December 31, 2009, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007.

(11)  SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                 2009
                            ----------------------------------------------
                             At 3/31     At 6/30     At 9/30     At 12/31
                            ----------  ----------  ----------  ----------

Total revenues . . . . . .  $    1,087       1,196         968       1,444
                            ==========  ==========  ==========  ==========
Net income (loss). . . . .  $     (733)       (843)       (722)     (2,980)
                            ==========  ==========  ==========  ==========
Net income (loss)
 per Share -
 basic and diluted . . . .  $     (.40)       (.46)       (.39)      (1.63)
                            ==========  ==========  ==========  ==========


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
                            ==========  ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the accountants during the fiscal years 2009, 2008 and 2007.



ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective.

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

      Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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



ITEM 9B. OTHER INFORMATION

      Not Applicable.

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sole manager of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of March 29, 2010, the executive officers and certain other officers of the Company were as follows:

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

      The LLC Agreement also provided for the appointment of a "Class A Representative" to monitor the activities of Kaanapali Land on behalf of its Class A Shareholders. The Class A Representative who was independent was entitled to receive certain information from Kaanapali Land and was required to approve certain actions that Kaanapali Land took outside the course of business primarily related to debt that might be obtained from affiliated parties. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. Reference is also made to Item 12 for more information.

      There are no arrangements or understandings between or among any of said officers and any other person pursuant to which any officer was selected as such.

      The following table sets forth certain business experience during the past five years of such officers of the Company.

      Gary Nickele (age 57) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

      Stephen Lovelette (age 53) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

      Gailen J. Hull (age 61) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

      It is currently anticipated that Gary Nickele will devote 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependant upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

      In light of the fact that the Company's shares are not publicly traded, the Company is a limited liability company and the rights of members are governed by the limited liability company agreement, the Company has determined that it is not necessary to have a separately designated audit committee, compensation committee, an audit committee financial expert or a code of ethics that applies to its principal executive, financial or accounting officers as those terms are defined in the rules and regulations of the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

      Certain of the officers of the Company listed in Item 10 above are officers of JMB and are compensated by JMB or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse JMB, Pacific Trail and their affiliates for any expenses incurred while providing services to the Company.


                         SUMMARY COMPENSATION TABLE

                         Annual Compensation (1)(3)
                         ---------------------------
                                                        Other
                                                       Annual
                                                      Compensa-
                 Principal            Salary   Bonus    tion      Total
Name (2)         Position       Year    ($)     ($)      ($)       ($)
---------------  ------------  -----  ------- ------- ---------  -------

Gary Nickele     President      2009  180,000 100,000    N/A     280,000
                 and Chief      2008  180,000 100,000    N/A     280,000
                 Executive
                 Officer

Stephen A.
  Lovelette      Executive      2009  255,000 100,000    N/A     355,000
                 Vice President 2008  255,000 100,000    N/A     355,000


Gailen J. Hull   Senior Vice    2009  175,000  50,000    N/A     225,000
                 President and  2008  175,000  50,000    N/A     225,000
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

(1) The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2) As of March 15, 2010, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2009, 2008 and 2007 was approximately $12 thousand, $30 thousand and $48 thousand, respectively, all of which was paid as of December 31, 2009.

      The Company pays a non-accountable reimbursement of approximately $30 thousand per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2009.

      The Company reimburses its affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC during 2006. The total costs for the years ended December 31, 2009, 2008 and 2007 was approximately $2.4 million, $2.2 million and $2.4 million, respectively, of which approximately $821 thousand was unpaid as of December 31, 2009.

      In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2009, 2008 and 2007 were $249 thousand, $246 thousand and $237 thousand, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

      The Company has not adopted any pre-approval policies and procedures.

All audit and permitted non-audit services are approved by the managing member of the Company before the service is undertaken.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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


                              KAANAPALI LAND, LLC

                              BY:   Pacific Trail Holdings, LLC
                                    (Sole Member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: March 29, 2010



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull,
                                    Senior Vice President
                                    Chief Accounting Officer
                                    and Chief Financial Officer
                              Date: March 29, 2010



                                    /s/ Gary Nickele
                                    ---------------------
                              By:   Gary Nickele,
                                    President and
                                    Chief Executive Officer
                              Date: March 29, 2010