Form 10-Q
period 2010-03-31
KAANAPALI LAND LLC
filed 2010-05-11
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [ X ]  Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5)
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).  Yes [  ]  No [   ]

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

As of April 30, 2010, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

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

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            KAANAPALI LAND, LLC

                   Condensed Consolidated Balance Sheets

                   March 31, 2010 and December 31, 2009
                 (Dollars in Thousands, except share data)
                                (Unaudited)


                                A S S E T S
                                -----------

                                               March 31,    December 31,
                                                 2010          2009
                                               ---------    -----------

Cash and cash equivalents. . . . . . . . .      $ 15,238         16,936
Receivables, net . . . . . . . . . . . . .           148            120
Property, net. . . . . . . . . . . . . . .       100,146        100,013
Pension plan assets. . . . . . . . . . . .        23,383         23,010
Note receivable. . . . . . . . . . . . . .        12,854         12,793
Other assets . . . . . . . . . . . . . . .         2,773          2,723
                                                --------       --------
                                                $154,542        155,595
                                                ========       ========


                           L I A B I L I T I E S
                           ---------------------

Accounts payable and accrued expenses. . .      $  2,559          1,986
Deferred income taxes. . . . . . . . . . .        23,345         23,261
Accrued benefit obligation . . . . . . . .         1,736          1,713
Other liabilities. . . . . . . . . . . . .        21,655         21,949
                                                --------       --------
        Total liabilities. . . . . . . . .        49,295         48,909

Commitments and contingencies


                   S T O C K H O L D E R S'  E Q U I T Y
                   -------------------------------------

Common stock, at 3/31/10 and
  12/31/09 non par value
  (Shares authorized - 4,500,000,
  Class C shares 52,000; shares issued
  and outstanding - common shares
  1,792,613 and Class C shares
  52,000). . . . . . . . . . . . . . . . .         --              --
Additional paid-in capital . . . . . . . .         5,471          5,471
Accumulated other comprehensive
  income, net of tax . . . . . . . . . . .        (5,760)        (5,893)
Accumulated earnings . . . . . . . . . . .       105,536        107,108
                                                --------       --------
        Total stockholders' equity . . .         105,247        106,686
                                                --------       --------
                                                $154,542        155,595
                                                ========       ========




                The accompanying notes are an integral part
            of the condensed consolidated financial statements.

                            KAANAPALI LAND, LLC

              Condensed Consolidated Statements of Operations

                Three Months Ended March 31, 2010 and 2009
                                (Unaudited)
               (Dollars in Thousands, except per share data)



                                                  2010           2009
                                                --------       --------
Revenues:
  Sales and rental revenues. . . . . . . .      $    668            776
  Interest and other income. . . . . . . .           390            311
                                                --------       --------
                                                   1,058          1,087
                                                --------       --------
Cost and expenses:
  Cost of sales. . . . . . . . . . . . . .           907            702
  Selling, general and administrative. . .         1,641          1,508
  Depreciation and amortization. . . . . .            75             67
                                                --------       --------
                                                   2,623          2,277
                                                --------       --------

  Operating income (loss) from continuing
    operations before income taxes . . . .        (1,565)        (1,190)

  Income tax benefit (expense) . . . . . .            (7)           457
                                                --------       --------
     Net income (loss) . . . . . . . . . .      $ (1,572)          (733)
                                                ========       ========

Earnings per share - basic:
     Net income (loss) . . . . . . . . . .      $   (.85)          (.40)
                                                ========       ========

Earnings per share - diluted:
     Net income (loss) . . . . . . . . . .      $   (.85)          (.40)
                                                ========       ========


























                The accompanying notes are an integral part
            of the condensed consolidated financial statements.

                            KAANAPALI LAND, LLC

              Condensed Consolidated Statements of Cash Flows

                Three Months Ended March 31, 2010 and 2009
                                (Unaudited)
                          (Dollars in Thousands)




                                                  2010           2009
                                                --------       --------

Net cash provided by (used in)
  operating activities . . . . . . . . . .      $ (1,429)        (2,150)

Net cash provided by (used in)
  investing activities . . . . . . . . . .          (269)          (977)
                                                --------       --------

        Net increase (decrease) in
          cash and cash equivalents. . . .        (1,698)        (3,127)
        Cash and cash equivalents
          at beginning of period . . . . .        16,936         25,780
                                                --------       --------
        Cash and cash equivalents
          at end of period . . . . . . . .      $ 15,238         22,653
                                                ========       ========






































                The accompanying notes are an integral part
            of the condensed consolidated financial statements.

                            KAANAPALI LAND, LLC

           Notes to Condensed Consolidated Financial Statements

                                (Unaudited)
                          (Dollars in Thousands)


      The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2009. Capitalized terms used but not defined in this quarterly report have the same meanings as the Company's 2009 Annual Report on Form 10-K.


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

      The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment grows seed corn and soybeans under contract and is engaged in farming and milling operations relating to the coffee orchards on behalf of the applicable land owners. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. At March 31, 2010, the Company continued to hold a first mortgage on the Waikele Golf Course and certain recourse guarantees as security for a promissory note received for a portion of the purchase price at closing. As described below, in May 2010, the Company sold such note and assigned the underlying security documents to a third party purchaser. The Property and Agriculture segments operate exclusively in the State of Hawaii.

      PROPERTY

      The Company's property holdings are on the island of Maui. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

      During 2008, the Company sold the Waikele Golf Course. The Company received a promissory note in the sale in the original amount of $13,300 and the note is secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties existed for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and
November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make principal and interest payments in advance of maturity (before certain deductions for commissions and other costs) of $200 on May 12, 2009, $50 on May 20, 2009, $100 on
June 16, 2009, $100 on June 23, 2009, $100 on September 12, 2009 and $1,000
on November 12, 2009. The note modifications also increased the interest rate on the note to 8% per annum beginning July 12, 2009 and require prepayment of interest through January 12, 2010 on November 12, 2009.

      Pursuant to the note modification agreement dated November 12, 2009 ("Effective Date"), the purchaser owed the Company a payment of approximately $1,300 of principal and interest on the Effective Date. The purchaser paid $253 on the Effective Date and the remaining amount due was not paid. Pursuant to two letters dated November 30, 2009 and December 16, 2009 the guarantors of the promissory note were notified that the promissory note was in default. On January 13, 2010, the Company made a forbearance offer that was accepted by the purchaser. The forbearance offer stated that the Company shall accrue interest at the default rate of 12% per annum for the period November 13, 2009 through and including January 12, 2010. As of January 13, 2010, interest shall accrue at the rate of 10% per annum. Beginning February 12, 2010, the purchaser is required to make monthly interest payments at a rate of 8% per annum on the unpaid balance of the note. The interest of 2% not included in the monthly pay rate is deferred until the earlier of payment of the promissory note in full or May 12, 2010. The entire $253 the purchaser paid on November 12, 2009, along with $103 the purchaser paid on January 20, 2010, were applied to the accrued interest at the default rate noted above. On March 20, 2010 the Company made a further offer of forbearance of up to 3% interest per month in the event the purchaser should choose to devote said amounts to current maintenance of the golf course in accordance with the terms of the offer including the recommendations of a specified consultant ("offered maintenance deferral"). Under the offered maintenance deferral, said interest is to be paid on the earlier of the payment of the note or May 12, 2010. The purchaser accepted this forbearance offer. Each forbearance offer by which the Company agreed to forebear from exercising its remedies under the Note, was subject to certain conditions apart from the interim payment requirements including, but not limited to the absence of additional defaults under the note and underlying security documents. All such agreements to defer interest and forebear from exercising remedies expire on the extended maturity date of the promissory note, May 12, 2010.

      As of March 31, 2010 and December 31, 2009, the note had an outstanding principal and accrued interest balance of $12,800 as represented in the consolidated balance sheet.

      On May 5, 2010, the Company entered into an agreement with an unaffiliated third party whereby the Company agreed to sell the promissory note and assign the first mortgage and recourse guarantees (and other security documents) to such third party, on a non-recourse basis, for an aggregate purchase price of $12,500. The purchase price, which includes all principal and accrued and unpaid interest on such promissory note (including, but not limited to, the amounts previously deferred by the Company), approximates the Company's net carrying value of the note. On May 6, 2010, such transaction closed and the Company received the purchase price.

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

      Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be achieved in future periods.


(2)   LAND DEVELOPMENT

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are available for sale to individual buyers. The land improvements were completed during 2008. To date, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with the sales of two of the lots, in addition to cash proceeds, the Company received promissory notes for $692 and $737. The promissory notes are due October 2009 and November 2010, respectively. The note due in October 2009 was not paid on its schedule maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof. In the event that the Company and such purchaser are unable to agree to a modification of the terms of the such note, the Company will consider its available remedies, including an action for foreclosure. The allowance for doubtful accounts had a balance of $727 and $710 at March 31, 2010 and December 31, 2009, respectively.


(3)   MORTGAGE AND OTHER NOTES PAYABLE

      At March 31, 2010, a subsidiary of Kaanapali Land ("Holder") holds a mortgage note that was previously secured by Waikele Golf Course in the original principal amount of $7,178. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9,300 towards the note and accrued interest and the mortgage security was released. As of March 31, 2010 and December 31, 2009, the note had an outstanding principal and accrued interest balance of $678 and $672, respectively. The note was satisfied by the payment to such subsidiary of a portion of the proceeds from the Company's sale of the promissory note provided by the purchaser of the Waikele Golf Course to a third party purchaser, as described above.
The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of March 31, 2010 and December 31, 2009 of approximately $82,200 and $81,600, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

      The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2010 and 2009 are as follows:
                                                  2010           2009
                                                --------       --------
Service cost . . . . . . . . . . . . . . .      $    150              6
Interest cost. . . . . . . . . . . . . . .           575            592
Expected return on plan assets . . . . . .        (1,100)        (1,130)
Recognized net actuarial (gain) loss . . .           225            332
                                                --------       --------
Net periodic pension credit. . . . . . . .      $   (150)          (200)
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

      Net periodic postretirement benefit cost included in selling, general, and administrative in the consolidated statements of operations for the three months ended March 31, 2010 and 2009 includes the following components:

                                                  2010           2009
                                                --------       --------
Interest cost. . . . . . . . . . . . . . .      $     23             25
Amortization of net gain . . . . . . . . .            (6)            (5)
                                                --------       --------
Net periodic post-retirement
  benefit cost . . . . . . . . . . . . . .      $     17             20
                                                ========       ========

      The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic pension/post-retirement cost: unrecognized prior service costs of $2 ($1 net of tax) and unrecognized actuarial loss of $9,658 ($5,892 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension/post-retirement cost for the period ending March 31, 2010 are $1 and $216 ($133 net of tax), respectively.

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


(6)   INCOME TAXES

      The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total approximately $2,000 at March 31, 2010. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 include $76 and $68, respectively, accrued for the potential payment of interest and penalties.

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

      The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated in the first quarter of 2010.


(7)   COMMITMENTS AND CONTINGENCIES

      At March 31, 2010, the Company's principal contractual obligations are approximately $40 for the unpaid retention related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project and construction of a model home within a lot in the development.

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

The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work required by the order while reserving its right to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERLCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company.

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

      The Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that makes inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but requested still more remediated action, and DLNR issued an amended report in March 2010. The Company is analyzing this report to determine its response and future course of actions. In addition, the Company is working on revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements.

      On October 15, 2006, a significant earthquake occurred that was felt in most parts of the state. As a consequence of such earthquake, the DLNR, in conjunction with the U.S. Army Corps of Engineers, has inspected each reservoir. In September 2007, the Company received correspondence from DLNR that it preliminarily intended to categorize each of the reservoirs as "high hazard" under a new statute recently passed by the State of Hawaii concerning dam and reservoir safety. This classification, which bears upon future government oversight and reporting requirements, may increase the future cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. At this time, it is unknown what the final classification assigned to these reservoirs will be or to what extent such classification will impact the future use and maintenance cost of these assets. In April 2008 the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifications are warranted. The Company and DLNR continue to engage in dialogue concerning these matters (which have included further site visits by DLNR personnel).

      In addition to the foregoing, the Company has received notice from DLNR that it intends to decommission a reservoir that is contained partly on DLNR land and partly on land owned by an unaffiliated third party, that was previously sold by the Company to such third party. Upon such sale, the Company reserved the right to use such reservoir and maintain it to the extent the Company determined to do so in its discretion. While the Company continues to use such reservoir, it has disclaimed any responsibility for the costs of rehabilitation and/or decommissioning and has determined not to expend funds there. DLNR has notified the third party owner that it may have liability for a portion of such decommissioning costs and such owner has notified DLNR that (1) it does not support the decommissioning of such reservoir and (2) nevertheless, the Company should be responsible for same as the operator. While the Company believes that it has defenses to any claims that may be made against if for such costs, there can be no assurance that such defenses will be successful or that the decommissioning of such reservoir will not have an adverse impact on the Company's other water rights and distributions operations.

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


(8)   CALCULATION OF NET INCOME (LOSS) PER SHARE

      The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                                  2010           2009
                                                --------       --------
                                                 (Amounts in thousands
                                               except per share amounts)
NUMERATOR:
Net income (loss). . . . . . . . . . . . .      $ (1,572)          (733)
                                                ========       ========
DENOMINATOR:
Number of weighted average shares
  outstanding - basic and diluted. . . . .         1,845          1,832
                                                ========       ========

Net income (loss) per share - basic (a). .      $   (.85)          (.40)
                                                ========       ========

Net income (loss) per share - diluted. . .      $   (.85)          (.40)
                                                ========       ========

   (a) As the Company reported a loss from continuing operations for the three months ended March 31, 2009, the Company has excluded the unissued Class C shares from the corresponding earnings per share calculations for this period as the effect would be anti-dilutive.


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

                                                  2010           2009
                                                --------       --------
Revenues:
  Property . . . . . . . . . . . . . . . .      $    292            227
  Agriculture  . . . . . . . . . . . . . .           436            577
  Corporate. . . . . . . . . . . . . . . .           330            283
                                                --------       --------
                                                $  1,058          1,087
                                                ========       ========
Operating income (loss):
  Property . . . . . . . . . . . . . . . .      $   (487)          (267)
  Agriculture  . . . . . . . . . . . . . .          (378)          (163)
                                                --------       --------
Operating income (loss). . . . . . . . . .          (865)          (430)

Corporate. . . . . . . . . . . . . . . . .          (700)          (760)
                                                --------       --------
Operating income (loss) from continuing
  operations before income taxes . . . . .      $ (1,565)        (1,190)
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

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of March 31, 2010 and December 31, 2009 of approximately $82 million and $81.6 million, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

      As of March 31, 2010, the Company had cash and cash equivalents of approximately $15 million, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, retiree medical insurance benefits for Pioneer Mill Company, and existing and possible future litigation.

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

The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy during the second half of 2008 and continuing into 2010. The result is substantial market uncertainty in the housing market and declining home values. These factors have had a material adverse effect on the Company's ability to market its residential lots and may, if they persist, cause the Company to defer development opportunities further into the future.

      During 2008, the Company sold the Waikele Golf Course. The Company received a promissory note in the sale in the original amount of $13.3 million and a mortgage secured by the property, along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The promissory note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties existed for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make principal and interest payments in advance of maturity (before certain deductions for commissions and other costs) of $200 thousand on May 12, 2009, $50 thousand on May 20, 2009, $100 thousand on June 16, 2009, $100 thousand on June 23, 2009, $100 thousand on September 12, 2009 and $1 million on November 12, 2009. The note modifications increased the interest rate on the note to 8% per annum beginning July 12, 2009 and require prepayment of interest through January 12, 2010 on November 12, 2009.

      Pursuant to the note modification agreement dated November 12, 2009 ("Effective Date"), the purchaser owed the Company a payment of approximately $1.3 million of principal and interest on the Effective Date.

The purchaser paid $253 thousand on the Effective Date and the remaining amount due was not paid. Pursuant to two letters dated November 30, 2009 and December 16, 2009 the guarantors of the promissory note were notified that the promissory note was in default. On January 13, 2010, the Company made a forbearance offer that was accepted by the purchaser. The forbearance offer stated that the Company shall accrue interest at the default rate of 12% per annum for the period November 13, 2009 through and including January 12, 2010. As of January 13, 2010, interest shall accrue at the rate of 10% per annum. Beginning February 12, 2010, the purchaser is required to make monthly interest payments at a rate of 8% per annum on the unpaid balance of the note. The interest of 2% not included in the monthly pay rate is deferred until the earlier of payment of the promissory note in full or May 12, 2010. The entire $253 thousand the purchaser paid on November 12, 2009, along with $103 thousand the purchaser paid on January 20, 2010, were applied to the accrued interest at the default rate noted above. On March 20, 2010 the Company made a further offer of forbearance of up to 3% interest per month in the event the purchaser should choose to devote said amounts to current maintenance of the golf course in accordance with the terms of the offer including the recommendations of a specified consultant ("offered maintenance deferral").

Under the offered maintenance deferral, said interest is to be paid on the earlier of the payment of the note or May 12, 2010. The purchaser accepted this forbearance offer. Each forbearance offer by which the Company agreed to forebear from exercising its remedies under the Note, was subject to certain conditions apart from the interim payment requirements including, but not limited to the absence of additional defaults under the note and underlying security documents. All such agreements to defer interest and forebear from exercising remedies expire on the extended maturity date of the promissory note, May 12, 2010.

      As of March 31, 2010 and December 31, 2009, the note had an outstanding principal and accrued interest balance of approximately $12.8 million as represented in the consolidated balance sheet.

      On May 5, 2010, the Company entered into an agreement with an unaffiliated third party whereby the Company agreed to sell the promissory note and assign the first mortgage and recourse guarantees (and other security documents) to such third party, on a non-recourse basis, for an aggregate purchase price of $12.5 million. The purchase price, which includes all principal and accrued and unpaid interest on such promissory note (including, but not limited to, the amounts previously deferred by the Company), approximates the Company's net carrying value of the note. On May 6, 2010, such transaction closed and the Company received the purchase price.

      At March 31, 2010, a subsidiary of Kaanapali Land ("Holder") holds a mortgage loan that was previously secured by Waikele Golf Course. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9.3 million towards the note and accrued interest and the mortgage security was released. As of March 31, 2010 and December 31, 2009, the note had an outstanding principal and accrued interest balance of approximately $678 thousand and $672 thousand, respectively. The note was satisfied by the payment to such subsidiary of a portion of the proceeds from the Company's sale of the promissory note provided by the purchaser of the Waikele Golf Course, to a third party purchaser as described above. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the recent sale of the promissory note secured by the golf course.

      The Company holds two promissory notes received in conjunction with the 2007 sale of two lots at the Kaanapali Coffee Farms in the amount of $692 thousand and $737 thousand. The promissory notes are due October 2009 and November 2010, respectively. The Company is under contract for the sale of one additional lot that is scheduled to close no later than December 2010. The note due in October 2009 was not paid on its scheduled maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof. In the event that the Company and such purchasers are unable to agree to a modification of the terms of such note, the Company will consider its available remedies, including an action for foreclosure. The allowance for doubtful accounts had a balance of $727 thousand and $710 thousand at March 31, 2010 and December 31, 2009, respectively.

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

      Accounts payable and accrued expenses increased during the first quarter 2010 due to the timing of payments related to certain administrative expenses.

      Sales decreased as of March 31, 2010 due to the timing of certain lease revenues received in the first quarter 2009.

      Cost of sales increased for the three months ended March 31, 2010 due to the increase in certain farming costs.

      Selling, general and administrative expenses increased primarily due to adjustments to certain other liabilities during the first quarter of 2010 and due to an increase in professional fees related to environmental matters.

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

      INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


      ITEM 1.     LEGAL PROCEEDINGS

      See Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.


      ITEM 1A.    RISK FACTORS

      There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.


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

            10.6 Fourth Note Modification Agreement and Confirmation of Guarantee dated November 12, 2009 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on November 16, 2009 and hereby incorporated by reference

            31.1. Certification of Chief Executive Officer pursuant to
                  Rule 13a-14(a) is filed herewith.

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


                              KAANAPALI LAND, LLC

                              By:   Pacific Trail Holdings, LLC
                                    (sole member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: May 11, 2010