Form 10-Q
period 2010-06-30
KAANAPALI LAND LLC
filed 2010-08-13
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


             For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5) S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).  Yes [  ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  [   ]   Accelerated filer           [   ]
     Non-accelerated filer    [   ]   Smaller reporting company   [ X ]
     (Do not check if a smaller
     reporting company)

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

As of July 31, 2010, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

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

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                  June 30, 2010 and December 31, 2009
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                             June 30,   December 31,
                                              2010         2009
                                            ---------   -----------

Cash and cash equivalents . . . . . . .      $  9,360        16,936
Short-term investments. . . . . . . . .        15,966         --
Receivables, net. . . . . . . . . . . .           137           120
Property, net . . . . . . . . . . . . .       100,325       100,013
Pension plan assets . . . . . . . . . .        23,757        23,010
Note receivable . . . . . . . . . . . .         --           12,793
Other assets. . . . . . . . . . . . . .         2,843         2,723
                                             --------      --------
                                             $152,388       155,595
                                             ========      ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses .      $  1,734         1,986
Deferred income taxes . . . . . . . . .        23,358        23,261
Accrued benefit obligation. . . . . . .         --            1,713
Other liabilities . . . . . . . . . . .        21,357        21,949
                                             --------      --------
        Total liabilities . . . . . . .        46,449        48,909

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 6/30/10 and
  12/31/09 non par value
  (Shares authorized - 4,500,000,
  Class C shares 52,000; shares issued
  and outstanding - common shares
  1,792,613 and Class C shares
  52,000) . . . . . . . . . . . . . . .         --             --
Additional paid-in capital. . . . . . .         5,471         5,471
Accumulated other comprehensive
  income, net of tax. . . . . . . . . .        (5,741)       (5,893)
Accumulated earnings. . . . . . . . . .       106,209       107,108
                                             --------      --------
        Total stockholders' equity. . .       105,939       106,686
                                             --------      --------
                                             $152,388       155,595
                                             ========      ========



              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

           Three and Six Months Ended June 30, 2010 and 2009
                              (Unaudited)
             (Dollars in Thousands, except per share data)



                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                   JUNE 30,            JUNE 30,
                              ------------------  ------------------
                                2010      2009      2010      2009
                              --------  --------  --------  --------
Revenues:
  Sales and rental revenues . $    859       901     1,527     1,677
  Interest and other income .      301       295       691       606
                              --------  --------  --------  --------
                                 1,160     1,196     2,218     2,283
                              --------  --------  --------  --------
Cost and expenses:
  Cost of sales . . . . . . .      926       995     1,833     1,697
  Selling, general and
    administrative. . . . . .     (524)    1,498     1,117     3,006
  Depreciation and
    amortization. . . . . . .       76        73       151       140
                              --------  --------  --------  --------
                                   478     2,566     3,101     4,843
                              --------  --------  --------  --------

  Operating income (loss)
    from continuing
    operations before
    income taxes. . . . . . .      682    (1,370)     (883)   (2,560)

  Income tax benefit
    (expense) . . . . . . . .       (9)      527       (16)      984
                              --------  --------  --------  --------

     Net income (loss). . . . $    673      (843)     (899)   (1,576)
                              ========  ========  ========  ========

Earnings per share - basic:
     Net income (loss). . . . $   0.36     (0.46)    (0.49)    (0.86)
                              ========  ========  ========  ========

Earnings per share - diluted:
     Net income (loss). . . . $   0.36     (0.46)    (0.49)    (0.86)
                              ========  ========  ========  ========

















              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

                Six Months Ended June 30, 2010 and 2009
                              (Unaudited)
                        (Dollars in Thousands)




                                               2010          2009
                                             --------      --------

Net cash provided by (used in)
  operating activities. . . . . . . . .      $ (3,942)       (4,824)

Net cash provided by (used in)
  investing activities
    Property additions. . . . . . . . .          (461)       (1,082)
    Proceeds from note receivable . . .        12,793         --
    Purchase of short-term investments.       (15,966)        --
                                             --------      --------
        Net increase (decrease) in
          cash and cash equivalents . .        (7,576)       (5,906)
        Cash and cash equivalents
          at beginning of period. . . .        16,936        25,780
                                             --------      --------
        Cash and cash equivalents
          at end of period  . . . . . .      $  9,360        19,874
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

     The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment grows seed corn and soybeans under contract and is engaged in farming and milling operations relating to the coffee orchards on behalf of the applicable land owners. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Company held a first mortgage on the Waikele Golf Course and certain recourse guarantees as security for a promissory note received for a portion of the purchase price at closing.
As described below, in May 2010, the Company sold such note and assigned the underlying security documents to a third party purchaser. The Property and Agriculture segments operate exclusively in the State of Hawaii.

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

     Pursuant to the note modification agreement dated November 12, 2009 ("Effective Date"), the purchaser owed the Company a payment of approximately $1,300 of principal and interest on the Effective Date. The purchaser paid $253 on the Effective Date and the remaining amount due was not paid. Pursuant to two letters dated November 30, 2009 and December 16, 2009 the guarantors of the promissory note were notified that the promissory note was in default. On January 13, 2010, the Company made a forbearance offer that was accepted by the purchaser. The forbearance offer stated that the Company would accrue interest at the default rate of 12% per annum for the period November 13, 2009 through and including January 12, 2010. Commencing as of January 13, 2010, interest accrued at the rate of 10% per annum. Beginning February 12, 2010, the purchaser was required to make monthly interest payments at a rate of 8% per annum on the unpaid balance of the note. The interest of 2% not included in the monthly pay rate was deferred until the earlier of payment of the promissory note in full or May 12, 2010. The entire $253 the purchaser paid on November 12, 2009, along with $103 the purchaser paid on January 20, 2010, were applied to the accrued interest at the default rate noted above. On March 20, 2010 the Company made a further offer of forbearance of up to 3% interest per month in the event the purchaser should choose to devote said amounts to current maintenance of the golf course in accordance with the terms of the offer including the recommendations of a specified consultant ("offered maintenance deferral"). Under the offered maintenance deferral, said interest was to be paid on the earlier of the payment of the note or May 12, 2010. The purchaser accepted this forbearance offer. Each forbearance offer by which the Company agreed to forebear from exercising its remedies under the Note, was subject to certain conditions apart from the interim payment requirements including, but not limited to the absence of additional defaults under the note and underlying security documents. All such agreements to defer interest and forebear from exercising remedies were to expire on the extended maturity date of the promissory note, May 12, 2010.

     On May 5, 2010, the Company entered into an agreement with an unaffiliated third party whereby the Company agreed to sell the promissory note and assign the first mortgage and recourse guarantees (and other security documents) to such third party, on a non-recourse basis, for an aggregate purchase price of $12,500. The purchase price, which includes all principal and accrued and unpaid interest on such promissory note (including, but not limited to, the amounts previously deferred by the Company), approximated the Company's net carrying value of the note. On May 6, 2010, such transaction closed and the Company received the purchase price. The Company recognized a gain of $138, included in interest and other income, from the sale of the note.

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

     Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be achieved in future periods.

     SHORT-TERM INVESTMENTS

     It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At June 30, 2010, short-term investments consist of $15,966 of such securities purchased in June 2010 with $5,995 maturing in December 2010 and $9,971 maturing in June 2011. Additionally, the amortized discount of $2 at June 30, 2010 is reflected in interest and other income.


(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are available for sale to individual buyers. The land improvements were completed during 2008. To date, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with the sales of two of the lots, in addition to cash proceeds, the Company received promissory notes for $692 and $737. The promissory notes have maturity dates of October 2009 and November 2010, respectively. The note due in October 2009 was not paid on its schedule maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof.

In the event that the Company and such purchaser are unable to agree to a modification of the terms of the such note, the Company will consider its available remedies, including an action for foreclosure. The allowance for doubtful accounts had a balance of $727 and $710 at June 30, 2010 and December 31, 2009, respectively.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     At June 30, 2010, a subsidiary of Kaanapali Land ("Holder") holds a mortgage note that was previously secured by Waikele Golf Course in the original principal amount of $7,178. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9,300 towards the note and accrued interest and the mortgage security was released. As of June 30, 2010 and December 31, 2009, the note had an outstanding principal and accrued interest balance of $684 and $672, respectively. The note will be satisfied by the payment to such subsidiary of a portion of the proceeds from the Company's sale of the promissory note provided by the purchaser of the Waikele Golf Course to a third party purchaser, as described above.
The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of June 30, 2010 and December 31, 2009 of approximately $82,800 and $81,600, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


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

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 are as follows:
                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2010       2009       2010       2009
                           --------   --------   --------   --------
Service cost. . . . . . .  $    150          6        300         12
Interest cost . . . . . .       575        592      1,150      1,184
Expected return on
  plan assets . . . . . .    (1,100)    (1,130)    (2,200)    (2,260)
Recognized net actuarial
  (gain) loss . . . . . .       225        332        450        664
                           --------   --------   --------   --------
Net periodic pension
  credit. . . . . . . . .  $   (150)      (200)      (300)      (400)
                           ========   ========   ========   ========

     (b)   RETIREE HEALTH AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, a subsidiary of KLC Land has been providing certain healthcare and life insurance benefits to certain eligible retired employees. As described below, the subsidiary of KLC Land discontinued providing such benefits effective June 2010. The postretirement healthcare plan was contributory and contained cost-sharing features such as deductibles and copayments. The postretirement life insurance plan was non-contributory.

     Net periodic postretirement benefit cost included in selling, general, and administrative in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 includes the following components:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2010       2009       2010       2009
                           --------   --------   --------   --------
Interest cost . . . . . .  $     23         25         46         50
Amortization of net gain.        (6)        (5)       (12)       (10)
                           --------   --------   --------   --------
Net periodic post-
  retirement benefit
  cost. . . . . . . . . .  $     17         20         34         40
                           ========   ========   ========   ========

     The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic pension/post-retirement cost: unrecognized prior service costs of $2 ($1 net of tax) and unrecognized actuarial loss of $9,658 ($5,892 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension/post-retirement cost for the period ending June 30, 2010 are $1 and $435 ($265 net of tax), respectively.

     Effective June 2010, the subsidiary of KLC Land discontinued providing retiree health and life insurance benefits to retired employees. The subsidiary paid a onetime lump sum cash payment to the participants totaling approximately $85. The Company recognized a settlement gain of approximately $1,928, recorded in selling, general and administrative, which included recognition of approximately $192 remaining in accumulated other comprehensive income relating to the post retirement benefit plan and approximately $1,736 from the reversal of the accrued benefit obligation.

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

(6)  INCOME TAXES

     The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total approximately $2,000 at June 30, 2010. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 include $85 and $68, respectively, accrued for the potential payment of interest and penalties.

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

     The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated in the first half of 2010.


(7)  COMMITMENTS AND CONTINGENCIES

     At June 30, 2010, the Company's principal contractual obligations are approximately $26 for the unpaid retention related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project and construction of a model home within a lot in the development.

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

     Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there have been only a few such cases that name Kaanapali Land, there are a substantial number of cases that are pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases has had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in this regard.

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


(8)  CALCULATION OF NET INCOME (LOSS) PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2010       2009       2010       2009
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)
NUMERATOR:
Net income (loss) . . . .  $    673       (843)      (899)    (1,576)
                           ========   ========   ========   ========
DENOMINATOR:
Number of weighted
  average shares
  outstanding
  - basic (a) and diluted    1,845       1,832      1,845      1,832
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

                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                           -------------------   -------------------
                             2010       2009       2010       2009
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $    234        205        526        432
  Agriculture . . . . . .       662        727      1,098      1,304
  Corporate . . . . . . .       264        264        594        547
                           --------   --------   --------   --------
                           $  1,160      1,196      2,218      2,283
                           ========   ========   ========   ========
Operating income (loss):
  Property. . . . . . . .  $   (231)      (422)      (718)      (689)
  Agriculture . . . . . .     1,750       (333)     1,372       (496)
                           --------   --------   --------   --------
Operating income (loss) .     1,519       (755)       654     (1,185)

Corporate . . . . . . . .      (837)      (615)    (1,537)    (1,375)
                           --------   --------   --------   --------
Operating income (loss)
  from continuing
  operations before
  income taxes. . . . . .  $    682     (1,370)      (883)    (2,560)
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

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of June 30, 2010 and December 31, 2009 of approximately $82.8 million and $81.6 million, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

     The Company had cash and cash equivalents of approximately $9 million and $16 million, as of June 30, 2010 and December 31, 2009, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

     Effective June 2010, a subsidiary of KLC Land discontinued providing retiree health and life insurance benefits to certain eligible retired employees. The subsidiary paid a onetime lump sum cash payment to the participants totaling approximately $85 thousand. The Company recognized a settlement gain of approximately $1.9 million, which included recognition of approximately $192 thousand remaining in accumulated other comprehensive income relating to the post retirement benefit plan and approximately $1.7 million from the reversal of the accrued benefit obligation.

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

The purchaser paid $253 thousand on the Effective Date and the remaining amount due was not paid. Pursuant to two letters dated November 30, 2009 and December 16, 2009 the guarantors of the promissory note were notified that the promissory note was in default. On January 13, 2010, the Company made a forbearance offer that was accepted by the purchaser. The forbearance offer stated that the Company would accrue interest at the default rate of 12% per annum for the period November 13, 2009 through and including January 12, 2010. Commencing as of January 13, 2010, interest accrued at the rate of 10% per annum. Beginning February 12, 2010, the purchaser was required to make monthly interest payments at a rate of 8% per annum on the unpaid balance of the note. The interest of 2% not included in the monthly pay rate was deferred until the earlier of payment of the promissory note in full or May 12, 2010. The entire $253 thousand the purchaser paid on November 12, 2009, along with $103 thousand the purchaser paid on January 20, 2010, were applied to the accrued interest at the default rate noted above. On March 20, 2010 the Company made a further offer of forbearance of up to 3% interest per month in the event the purchaser should choose to devote said amounts to current maintenance of the golf course in accordance with the terms of the offer including the recommendations of a specified consultant ("offered maintenance deferral").

Under the offered maintenance deferral, said interest was to be paid on the earlier of the payment of the note or May 12, 2010. The purchaser accepted this forbearance offer. Each forbearance offer by which the Company agreed to forebear from exercising its remedies under the Note, was subject to certain conditions apart from the interim payment requirements including, but not limited to the absence of additional defaults under the note and underlying security documents. All such agreements to defer interest and forebear from exercising remedies were to expire on the extended maturity date of the promissory note, May 12, 2010.

     On May 5, 2010, the Company entered into an agreement with an unaffiliated third party whereby the Company agreed to sell the promissory note and assign the first mortgage and recourse guarantees (and other security documents) to such third party, on a non-recourse basis, for an aggregate purchase price of $12.5 million. The purchase price, which includes all principal and accrued and unpaid interest on such promissory note (including, but not limited to, the amounts previously deferred by the Company), approximated the Company's net carrying value of the note. On May 6, 2010, such transaction closed and the Company received the purchase price. The Company recognized a gain of $138 thousand, included in interest and other income, from the sale of the note.

     At June 30, 2010, a subsidiary of Kaanapali Land ("Holder") holds a mortgage loan that was previously secured by Waikele Golf Course. Interest on the principal balance accrues at an adjustable rate of prime plus 1%. The principal and accrued interest, which are prepayable, are due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9.3 million towards the note and accrued interest and the mortgage security was released. As of June 30, 2010 and December 31, 2009, the note had an outstanding principal and accrued interest balance of approximately $684 thousand and $672 thousand, respectively. The note will be satisfied by the payment to such subsidiary of a portion of the proceeds from the Company's sale of the promissory note provided by the purchaser of the Waikele Golf Course, to a third party purchaser as described above. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the recent sale of the promissory note secured by the golf course.

     The Company holds two promissory notes received in conjunction with the 2007 sale of two lots at the Kaanapali Coffee Farms in the amount of $692 thousand and $737 thousand. The promissory notes have maturity dates of October 2009 and November 2010, respectively. The Company is under contract for the sale of one additional lot that is scheduled to close no later than December 2010. The note due in October 2009 was not paid on its scheduled maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof. In the event that the Company and such purchasers are unable to agree to a modification of the terms of such note, the Company will consider its available remedies, including an action for foreclosure. The allowance for doubtful accounts had a balance of $727 thousand and $710 thousand at June 30, 2010 and December 31, 2009, respectively.

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

     The decrease in cash and cash equivalents and related increase in investments in securities at June 30, 2010 as compared to December 31, 2009 is the result of the purchase of U.S. Government obligations maturing in December 2010 and June 2011.

     The decrease in note receivable is due to the sale of the promissory note on the Waikele Golf Course during the second quarter 2010.

     The decrease in accrued benefit obligation is due to the discontinuance of the retiree benefit payments to participants.

     Sales decreased as of June 30, 2010 due to the timing of certain lease revenues received in the first quarter 2009 and due to a decrease in farming revenues due to the timing of the receipt of certain farming revenues.

     Selling, general and administrative expenses decreased primarily due to the discontinuance of the retiree benefit payments to participants.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: August 13, 2010