Form 10-Q
period 2010-09-30
KAANAPALI LAND LLC
filed 2010-11-12
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


           For the Quarterly Period Ended September 30, 2010

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

As of October 31, 2010, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

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

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

               September 30, 2010 and December 31, 2009
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                         September 30,  December 31,
                                             2010          2009
                                         ------------   -----------

Cash and cash equivalents . . . . . . .      $  7,286        16,936
Short-term investments. . . . . . . . .        15,977         --
Receivables, net. . . . . . . . . . . .           187           120
Property, net . . . . . . . . . . . . .        97,945       100,013
Pension plan assets . . . . . . . . . .        24,130        23,010
Note receivable . . . . . . . . . . . .         --           12,793
Other assets. . . . . . . . . . . . . .         2,817         2,723
                                             --------      --------
                                             $148,342       155,595
                                             ========      ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses .      $  1,186         1,986
Deferred income taxes . . . . . . . . .        23,445        23,261
Accrued benefit obligation. . . . . . .         --            1,713
Other liabilities . . . . . . . . . . .        21,018        21,949
                                             --------      --------
        Total liabilities . . . . . . .        45,649        48,909

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 9/30/10 and
  12/31/09 non par value
  (Shares authorized - 4,500,000,
  Class C shares 52,000; shares issued
  and outstanding - common shares
  1,792,613 and Class C shares
  52,000) . . . . . . . . . . . . . . .         --             --
Additional paid-in capital. . . . . . .         5,471         5,471
Accumulated other comprehensive
  income, net of tax. . . . . . . . . .        (5,604)       (5,893)
Accumulated earnings. . . . . . . . . .       102,826       107,108
                                             --------      --------
        Total stockholders' equity. . .       102,693       106,686
                                             --------      --------
                                             $148,342       155,595
                                             ========      ========



              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

        Three and Nine Months Ended September 30, 2010 and 2009
                              (Unaudited)
             (Dollars in Thousands, except per share data)



                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                 SEPTEMBER 30,       SEPTEMBER 30,
                              ------------------  ------------------
                                2010      2009      2010      2009
                              --------  --------  --------  --------
Revenues:
  Sales and rental revenues . $  1,091       673     2,618     2,350
  Interest and other income .       49       295       740       901
                              --------  --------  --------  --------
                                 1,140       968     3,358     3,251
                              --------  --------  --------  --------
Cost and expenses:
  Cost of sales . . . . . . .    3,361       490     5,194     2,187
  Selling, general and
    administrative. . . . . .    1,084     1,620     2,201     4,626
  Depreciation and
    amortization. . . . . . .       75        72       226       212
                              --------  --------  --------  --------
                                 4,520     2,182     7,621     7,025
                              --------  --------  --------  --------

  Operating income (loss)
    from continuing
    operations before
    income taxes. . . . . . .   (3,380)   (1,214)   (4,263)   (3,774)

  Income tax benefit
    (expense) . . . . . . . .       (3)      492       (19)    1,476
                              --------  --------  --------  --------

     Net income (loss). . . . $ (3,383)     (722)   (4,282)   (2,298)
                              ========  ========  ========  ========

Earnings per share - basic:
     Net income (loss). . . . $  (1.83)    (0.39)    (2.32)    (1.25)
                              ========  ========  ========  ========

Earnings per share - diluted:
     Net income (loss). . . . $  (1.83)    (0.39)    (2.32)    (1.25)
                              ========  ========  ========  ========

















              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

                 Nine Months Ended September 30, 2010 and 2009
                              (Unaudited)
                        (Dollars in Thousands)




                                               2010          2009
                                             --------      --------

Net cash provided by (used in)
  operating activities. . . . . . . . .      $ (5,808)       (5,679)

Net cash provided by (used in)
  investing activities
    Property additions. . . . . . . . .          (658)       (1,380)
    Proceeds from note receivable . . .        12,793         --
    Purchase of short-term investments.       (15,977)        --
                                             --------      --------
        Net cash provided by (used in)
          investing activities. . . . .        (3,842)       (1,380)
                                             --------      --------
        Net increase (decrease) in
          cash and cash equivalents . .        (9,650)       (7,059)
        Cash and cash equivalents
          at beginning of period. . . .        16,936        25,780
                                             --------      --------
        Cash and cash equivalents
          at end of period  . . . . . .      $  7,286        18,721
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

     PROPERTY

     The Company's property holdings are on the island of Maui. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that (except for inventory of land held for sale, as discussed below) the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

     Inventory of land held for sale is included in Property in the consolidated balance sheets and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of land held for sale was reduced by $2,500 as of September 30, 2010 to reflect the land held for sale at the lower of carrying value or fair value less costs to sell, primarily using a market approach to estimate fair value. The value adjustment is reflected in cost of sales in the consolidated statements of operations at September 30, 2010.

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

     Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be achieved in future periods.

     SHORT-TERM INVESTMENTS

     It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At September 30, 2010, short-term investments consist of $15,977 of such securities purchased in June 2010 with $5,998 maturing in December 2010 and $9,979 maturing in June 2011. Additionally, the amortized discount of $13 at September 30, 2010 is reflected in interest and other income.

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

The Company is currently negotiating an extension of the note due November 2010, which was not paid on its scheduled maturity date, with the purchaser of the associated lot. Such note is secured by a first mortgage on such lot. In the event that the Company and such purchasers are unable to agree to a modification of the terms of the such notes, the Company will consider its available remedies, including an action for foreclosure. The allowance for doubtful accounts had a balance of $762 and $710 at September 30, 2010 and December 31, 2009, respectively.

     Effective September 30, 2010, the Company entered an agreement with an unaffiliated third party to sell an approximately 14.990 acre parcel of property (the "Hospital Site") within the Company's Kaanapali 2020 development area for the construction of a hospital and acute care facility and associated improvements (the "Medical Center"). The Hospital Site consists of a portion of a parcel commonly known as the Pu'ukoli'i Triangle, which had formerly been granted development rights for the construction of market and affordable housing. The purchase price for the Hospital Site is $3,300 of which $100 has been provided in the form of a cash deposit that is not refundable after the close of due diligence except in certain circumstances. In addition to the Hospital Site, the agreement provides the purchaser with two separate options (the "Options") to purchase two additional adjacent parcels of property of approximately 30 acres each (the "Option Parcels"), for a purchase price of $220 per acre, which Options may only be exercised in the event that the purchaser closes on the purchase of the Hospital Site. The Option Parcels must also be used for medical and health-related purposes as set forth in the agreement. Various provisions of the agreement specify responsibilities for the granting of easements by the Company and the construction of various infrastructure improvements by the parties.

     Upon closing, the purchaser is required to make an additional payment of $1,700 to purchase the Options, which amount is creditable against the purchase price of each of the Option Parcels in accordance with the amounts allocated to each as set forth in the agreement. The Option for the first Option Parcel must be exercised within three years after the commencement of the subdivision of such site by the Company (which shall be a date that is two years after the closing of the purchase of the Hospital Site, or such earlier date as the purchaser may elect). The purchaser has an additional year to exercise the second Option, so long as the purchaser has previously exercised the first Option. The Company may terminate the Options in the event that the purchaser is in material default under the agreement.

     In addition to a ninety-day due diligence period, there are certain contingencies to the closing of the purchase of the Hospital Site that depend upon governmental actions to obtain certain necessary entitlements to construct the Medical Facility. Such contingencies must be satisfied on or before September 30, 2011, or the agreement will automatically terminate unless previously extended in writing by agreement of the parties. While the Company and the purchaser have agreed to cooperate to satisfy such contingencies as further set forth in the agreement, such contingencies are to some degree beyond the control of the parties and there can be no assurance that such contingencies will be satisfied or that the closing of such sale will occur.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") held a mortgage note that was previously secured by Waikele Golf Course in the original principal amount of $7,178. Interest on the principal balance accrued at an adjustable rate of prime plus 1%. The principal and accrued interest, which were prepayable, were due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9,300 towards the note and accrued interest and the mortgage security was released. The note was satisfied by the payment of $684 to such subsidiary from a portion of the proceeds from the Company's sale of the promissory note provided by the purchaser of the Waikele Golf Course to a third party purchaser, as described above. The note had an outstanding principal and accrued interest balance of $672 at December 31, 2009. The note had been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of September 30, 2010 and December 31, 2009 of approximately $83,400 and $81,600, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


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

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 are as follows:
                           THREE MONTHS ENDED      NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2010       2009       2010       2009
                           --------   --------   --------   --------
Service cost. . . . . . .  $    150          6        450         18
Interest cost . . . . . .       575        592      1,725      1,776
Expected return on
  plan assets . . . . . .    (1,100)    (1,130)    (3,300)    (3,390)
Recognized net actuarial
  (gain) loss . . . . . .       225        332        675        996
                           --------   --------   --------   --------
Net periodic pension
  credit. . . . . . . . .  $   (150)      (200)      (450)      (600)
                           ========   ========   ========   ========

     (b)   RETIREE HEALTH AND LIFE INSURANCE BENEFITS

     In addition to providing pension benefits, a subsidiary of KLC Land had been providing certain healthcare and life insurance benefits to certain eligible retired employees. As described below, the subsidiary of KLC Land discontinued providing such benefits effective June 2010. The postretirement healthcare plan was contributory and contained cost-sharing features such as deductibles and copayments. The postretirement life insurance plan was non-contributory.

     Net periodic postretirement benefit cost included in selling, general, and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 includes the following components:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2010       2009       2010       2009
                           --------   --------   --------   --------
Interest cost . . . . . .  $   --           25         46         75
Amortization of net gain.      --           (5)       (12)       (15)
                           --------   --------   --------   --------
Net periodic post-
  retirement benefit
  cost. . . . . . . . . .  $   --           20         34         60
                           ========   ========   ========   ========

     The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2009 are the following amounts that have not yet been recognized in net periodic pension/post-retirement cost: unrecognized prior service costs of $2 ($1 net of tax) and unrecognized actuarial loss of $9,658 ($5,892 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension/post-retirement cost for the period ending September 30, 2010 are $1 and $671 ($409 net of tax), respectively.

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


(6)  INCOME TAXES

     The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total approximately $2,000 at September 30, 2010.

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 include $93 and $68, respectively, accrued for the potential payment of interest and penalties.

     Federal tax return examinations have been completed for all years through 2005. The statutes of limitations with respect to the Company's taxes for 2007 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

     The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated through September 30, 2010.


(7)  COMMITMENTS AND CONTINGENCIES

     At September 30, 2010, the Company's principal contractual obligations are approximately $26 for the unpaid retention related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

     Federal tax return examinations have been completed for all years through 2005. The statutes of limitations with respect to the Company's tax returns for 2007 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

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

     The Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that makes inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but requested still more remediated action, and DLNR issued an amended report in March 2010. A final report on one such reservoir was received in August 2010 which essentially restated the March 2010 report for such reservoir. The Company has completed the majority of the work required by such report and continues its analysis with respect to the remaining items. In addition, the Company has submitted revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements.

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

     In addition to the foregoing, the Company has received notice from DLNR that it intended to decommission a reservoir that is contained partly on DLNR land and partly on land owned by an unaffiliated third party, that was previously sold by the Company to such third party. Upon such sale, the Company reserved the right to use such reservoir and maintain it to the extent the Company determined to do so in its discretion. While the Company continues to use such reservoir, it has disclaimed any responsibility for the costs of rehabilitation and/or decommissioning and has determined not to expend funds there. DLNR has notified the third party owner that it may have liability for a portion of such decommissioning costs and such owner has notified DLNR that (1) it does not support the decommissioning of such reservoir and (2) nevertheless, the Company should be responsible for same as the operator. While the Company believes that it has defenses to any claims that may be made against it for such costs, there can be no assurance that such defenses will be successful or that the decommissioning of such reservoir will not have an adverse impact on the Company's other water rights and distributions operations. The Company understands the DLNR and such third-party owner have reopened talks whereby the reservoir may be rehabilitated and reconfigured instead of decommissioned but the Company so far has not participated in such talks in any material way.

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


(8)  CALCULATION OF NET INCOME (LOSS) PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2010       2009       2010       2009
                           --------   --------   --------   --------
                      (Amounts in thousands except per share amounts)
NUMERATOR:
Net income (loss) . . . .  $ (3,383)      (722)    (4,282)    (2,298)
                           ========   ========   ========   ========
DENOMINATOR:
Number of weighted
  average shares
  outstanding
  - basic (a)
    and diluted . . . . .     1,845      1,832      1,845      1,832
                           ========   ========   ========   ========

   (a) As the Company reported a loss from continuing operations for the three and nine months ended September 30, 2009, the Company has excluded the unissued Class C shares from the corresponding earnings per share calculations for these periods as the effect would be anti-dilutive.


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

                           THREE MONTHS ENDED     NINE MONTHS ENDED
                              SEPTEMBER 30,         SEPTEMBER 30,
                           -------------------   -------------------
                             2010       2009       2010       2009
                           --------   --------   --------   --------
Revenues:
  Property. . . . . . . .  $    503        255      1,029        687
  Agriculture . . . . . .       625        752      1,723      1,751
  Corporate . . . . . . .        12       (134)       606        413
                           --------   --------   --------   --------
                           $  1,140        873      3,358      2,851
                           ========   ========   ========   ========
Operating income (loss):
  Property. . . . . . . .  $ (2,644)    (1,500)    (3,362)    (1,884)
  Agriculture . . . . . .       (45)       369      1,327       (432)
                           --------   --------   --------   --------
Operating income (loss) .    (2,689)    (1,131)    (2,035)    (2,316)

Corporate . . . . . . . .      (691)       (83)    (2,228)    (1,458)
                           --------   --------   --------   --------
Operating income (loss)
  from continuing
  operations before
  income taxes. . . . . .  $ (3,380)    (1,214)    (4,263)    (3,774)
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

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of September 30, 2010 and December 31, 2009 of approximately $83.4 million and $81.6 million, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

     The Company had cash and cash equivalents of approximately $7 million and $16 million, as of September 30, 2010 and December 31, 2009, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

     The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. A small portion of such anticipated expenses are currently subject to contractual commitments, however, significant additional costs may be incurred. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds. The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy during the second half of 2008 and continuing throughout 2010. The result is substantial market uncertainty in the housing market and declining home values. These factors have had a material adverse effect on the Company's ability to market its residential lots and may, if they persist, cause the Company to defer development opportunities further into the future.

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

     A subsidiary of Kaanapali Land ("Holder") held a mortgage loan that was previously secured by Waikele Golf Course. Interest on the principal balance accrued at an adjustable rate of prime plus 1%. The principal and accrued interest, which were prepayable, were due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9.3 million towards the note and accrued interest and the mortgage security was released. The note was satisfied by the payment of $684 thousand to such subsidiary from a portion of the proceeds from the Company's sale of the promissory note provided by the purchaser of the Waikele Golf Course, to a third party purchaser as described above. The note had an outstanding principal and accrued interest balance of approximately $672 thousand at December 31, 2009. The note had been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the recent sale of the promissory note secured by the golf course.

     The Company holds two promissory notes received in conjunction with the 2007 sale of two lots at the Kaanapali Coffee Farms in the amount of $692 thousand and $737 thousand. The promissory notes have maturity dates of October 2009 and November 2010, respectively. The Company is under contract for the sale of one additional lot that is scheduled to close no later than December 2010. The note due in October 2009 was not paid on its scheduled maturity date. Such note is secured by a mortgage on the associated lot that is subordinated to a purchase money mortgage held by a third-party lender. The Company has notified the purchaser of such lot that the subordinated note is in default and default interest has begun accruing thereon. The Company and such purchaser are continuing to discuss a potential note modification, but there can be no assurance that such a modification will be negotiated or the terms thereof. The Company is currently negotiating an extension of the note due November 2010, which was not paid on its scheduled maturity date, with the purchaser of the associated lot. Such note is secured by a first mortgage on such lot. In the event that the Company and such purchasers are unable to agree to modification of the terms of such notes, the Company will consider its available remedies, including an action for foreclosure. The allowance for doubtful accounts had a balance of $762 thousand and $710 thousand at September 30, 2010 and December 31, 2009, respectively.

     Effective September 30, 2010, the Company entered an agreement with an unaffiliated third party to sell an approximately 14.990 acre parcel of property (the "Hospital Site") within the Company's Kaanapali 2020 development area for the construction of a hospital and acute care facility and associated improvements (the "Medical Center"). The Hospital Site consists of a portion of a parcel commonly known as the Pu'ukoli'i Triangle, which had formerly been granted development rights for the construction of market and affordable housing. The purchase price for the Hospital Site is $3,300 of which $100 has been provided in the form of a cash deposit that is not refundable after the close of due diligence except in certain circumstances. In addition to the Hospital Site, the agreement provides the purchaser with two separate options (the "Options") to purchase two additional adjacent parcels of property of approximately 30 acres each (the "Option Parcels"), for a purchase price of $220 per acre, which Options may only be exercised in the event that the purchaser closes on the purchase of the Hospital Site. The Option Parcels must also be used for medical and health-related purposes as set forth in the agreement. Various provisions of the agreement specify responsibilities for the granting of easements by the Company and the construction of various infrastructure improvements by the parties.

     Upon closing, the purchaser is required to make an additional payment of $1,700 to purchase the Options, which amount is creditable against the purchase price of each of the Option Parcels in accordance with the amounts allocated to each as set forth in the agreement. The Option for the first Option Parcel must be exercised within three years after the commencement of the subdivision of such site by the Company (which shall be a date that is two years after the closing of the purchase of the Hospital Site, or such earlier date as the purchaser may elect). The purchaser has an additional year to exercise the second Option, so long as the purchaser has previously exercised the first Option. The Company may terminate the Options in the event that the purchaser is in material default under the agreement.

     In addition to a ninety-day due diligence period, there are certain contingencies to the closing of the purchase of the Hospital Site that depend upon governmental actions to obtain certain necessary entitlements to construct the Medical Facility. Such contingencies must be satisfied on or before September 30, 2011, or the agreement will automatically terminate unless previously extended in writing by agreement of the parties. While the Company and the purchaser have agreed to cooperate to satisfy such contingencies as further set forth in the agreement, such contingencies are to some degree beyond the control of the parties and there can be no assurance that such contingencies will be satisfied or that the closing of such sale will occur.

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

     The decrease in cash and cash equivalents and related increase in investments in securities at September 30, 2010 as compared to December 31, 2009 is primarily the result of the purchase of U.S. Government obligations maturing in December 2010 and June 2011 using proceeds received from the sale of the golf course note receivable.

     Property, net decreased and cost of sales increased as of September 30, 2010 primarily due to a reduction of the value of inventory of land held for sale to approximate the lower of carrying value or fair value less cost to sell.

     The decrease in note receivable is due to the sale of the promissory note on the Waikele Golf Course during the second quarter of 2010.

     The decrease in accounts payable and accrued expenses at September 30, 2010 as compared to December 31, 2009 is due to the payment of certain outstanding payables during the third quarter of 2010.

     The decrease in accrued benefit obligation is due to the discontinuance of the retiree health and life insurance benefits to retired employees.

     Selling, general and administrative expenses decreased primarily due to the discontinuance of the retiree health and life insurance benefits to retired employees.

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

     INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: November 11, 2010