Form 10-K
period 2010-12-31
KAANAPALI LAND LLC
filed 2011-03-31
CIK 1230058

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                  FORM 10-K

      [ X ]     Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

      [   ]   Transition report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the transition period from _____ to _____


For the fiscal year                      Commission File Number #0-50273
ended December 31, 2010


                            KAANAPALI LAND, LLC.
           (Exact name of registrant as specified in its charter)


        Delaware                                01-0731997
(State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)


900 N. Michigan Ave., Chicago, Illinois              60611
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  312-915-1987


Securities to be registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
      Title of each class                 on which registered
      -------------------                 ---------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T)
Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post
such files).  Yes [  ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [  ]  Accelerated filer          [   ]
      Nonaccelerated filer    [  ]  Smaller reporting company  [ X ]
      (Do not check if a smaller
      reporting company)


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

As of March 1, 2011, the registrant had approximately 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

Item 1A.     Risk Factors. . . . . . . . . . . . . . . . . . . 10

Item 1B.     Unresolved Staff Comments . . . . . . . . . . . . 14

Item 2.      Properties. . . . . . . . . . . . . . . . . . . . 14

Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . 14

Item 4.      [ Reserved ]. . . . . . . . . . . . . . . . . . . 19


PART II

Item 5.      Market for Registrant's Common Equity,
             Related Stockholder Matters and
             Issuer Purchasers of Equity Securities. . . . . . 19

Item 6.      Selected Financial Data . . . . . . . . . . . . . 20

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

Item 8.      Financial Statements and Supplementary Data . . . 28

Item 9.      Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure. . . . . . . . . . . . . 57

Item 9A.     Controls and Procedures . . . . . . . . . . . . . 57

Item 9B.     Other Information . . . . . . . . . . . . . . . . 57


PART III

ITEM 10.     Directors, Executive Officers, and
             Corporate Governance of the Registrant. . . . . . 58

Item 11.     Executive Compensation. . . . . . . . . . . . . . 60

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management
             and Related Stockholder Matters . . . . . . . . . 61

Item 13.     Certain Relationships and Related Transactions. . 62

Item 14.     Principal Accounting Fees and Services. . . . . . 62


PART IV

Item 15.     Exhibits, Financial Statement Schedules . . . . . 63


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

      Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% vested on December 31, 2008 and the remaining 25% became vested on December 31, 2009. As of December 31, 2010, the Company had approximately 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

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

      KAANAPALI 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located in the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of resort recreation, residential units and some commercial and recreational development sites, as well as affordable housing. While the oceanfront resort properties have been sold, most of the other Kaanapali 2020 lands continue to be owned by the Company. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan and the Wainee development, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. In Hawaii, the governmental entities have the right to impose limits or controls on growth in their communities through restrictive zoning, density reduction, impact fees and development requirements, which may materially affect utilization of the land and the costs associated with developing the land. In addition, Maui County requires, among other things, that up to fifty percent of new residential units qualify as affordable housing and therefore be sold at below market prices which could adversely affect the profitability of future projects and render them unfeasible. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 lands that have sufficient entitlements to commence development are those in Phase I of the Kaanapali Coffee Farms development and the Puukolii Village development, as described below.

      The current regulatory approval process for a development project takes a number of years or more and involves substantial expense. The applications generally require the submission of comprehensive plans that involve the use of consultants and other professionals. A substantial portion of the Company's Kaanapali 2020 land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. There is no assurance that all necessary approvals and permits will be obtained with respect to the current projects or future projects of the Company. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous groups including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Any such group with standing can challenge submitted applications, which may substantially delay the process. Generally, once the applications are deemed acceptable, the various governing agencies involved in the entitlement process commence consideration of the requested entitlements. The applicable agencies often impose conditions, which may be costly and time consuming, on any approvals of the entitlements. The substantial time and expense of obtaining entitlements and the uncertainty of success in obtaining the entitlements could have a material adverse effect on the Company's success.

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

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain subdivision bonds that were required to be secured with cash deposits. The final bonds and cash deposits were released in 2008. As of December 31, 2010, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating $1,429. Due to non-performance by the buyers, reserves have been established for a substantial majority of the original balances. In January and March 2011, the Company closed on the sale of two lots for proceeds of approximately $1.2 million.

      Effective September 30, 2010, the Company entered an agreement with an unaffiliated third party to sell an approximately 14.990 acre parcel of property (the "Hospital Site") within the Company's Kaanapali 2020 development area for the construction of a hospital and acute care facility and associated improvements (the "Medical Center"). In addition to the Hospital Site, the agreement provided the purchaser with two separate options to purchase two additional adjacent parcels of property of approximately 30 acres each which could only be exercised in the event that the purchaser closed on the purchase of the Hospital Site.

      Construction of the Medical Center on the Hospital Site was subject to certain contingencies including obtaining certain approvals from government agencies. In March, 2011, it became clear that such approvals would not be obtained and notice was provided by the Company and the unaffiliated third party to the applicable governmental entity withdrawing their request for approval. The agreement was terminated and the parties are exploring a new agreement to move the site of the Medical Center to another location on Company lands.

      There can be no assurance that a new agreement will be finalized or that any contingencies imposed thereunder will be satisfied or that the closing of such sale will occur.

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

      The Company also owns less than 100 acres of miscellaneous land parcels located on the Islands of Kauai, Maui and Oahu. These miscellaneous parcels include remnant parcels abutting infrastructure improvements from previously sold lands, such as strips along roadways, and other water-related assets. It is not expected that upon sale these miscellaneous parcels will yield any significant cash proceeds to the Company. In addition, there are certain additional small parcels of land that are owned by the Company in common with third parties or in which the Company may be able to assert ownership through various legal theories.
One of those parcels was the subject of quiet title action that was brought by a third party that resulted in a settlement between PMCo and such third party and, in March 2009 of the award of title thereto 50% to PMCo, with the remaining 50% divided between such third party and another third party that was not a party to the original action. This will ultimately permit PMCo, after satisfaction of certain title and entitlement requirements, to receive 50% of the net proceeds of the sale of such parcel. However, it is not expected that the ultimate net proceeds to the Company from such sale will be material to the Company. The Company continues to assess its option with respect to certain other co-tenancy parcels in the Lahaina area to determine whether the institution of proceedings to gain title thereto will be to the Company's benefit.

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

      SEED CROP OPERATIONS. The Company's seed crop operations (primarily corn but also growing other crops such as soy beans) are located on former Maui sugar lands that are now part of the Kaanapali 2020 area. The Company earns modest income, under a contract with Monsanto Seed Company, that generates approximately $1.0 million of annual gross revenue, to grow seed corn according to Monsanto's specifications. In addition to generating such revenue, this operation is otherwise advantageous, because the cultivated land helps control dust and soil erosion and keeps the fields green, to the benefit of the local community. The Company may seek to expand this operation if it believes it can provide suitable arable acreage with available irrigation water, find ready markets for its products and it can operate at a level of profitability that the Company deems sufficient. There can be no assurance that any expansion will occur or that current operations will remain profitable.

      GOLF

      The Company owned the golf course land and improvements and was responsible for the management and operation of an 18-hole golf course known as the Waikele Golf Course on Oahu. The assets and operations of the Waikele Golf Course represented the entire golf segment for purposes of business segment information.

      On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price was represented by a promissory note in the original amount of $13.3 million and was secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties existed for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and
November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make certain principal and interest payments in advance of maturity (before certain deductions for commissions and other costs).

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

      EMPLOYEES.

      At March 1, 2011, Kaanapali Land and its subsidiaries had employed approximately 35 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

      TRADEMARKS AND SERVICE MARKS.

      The Company maintains a variety of trademarks and service marks that support each of its business segments. These marks are filed in various jurisdictions, including the United States Patent and Trademark Office, the State of Hawaii Department of Commerce and Consumer Affairs and foreign trademark offices. The trademarks and service marks protect, among other things, the use of the term "Kaanapali" and related names in connection with the developments in the vicinity of the Kaanapali Resort area on Maui and the various trade names and service marks obtained in connection with the Company's coffee operations. Certain trademarks, trade names and service marks have also been registered in connection with the Kaanapali Coffee Farms development. Also protected are certain designs and logos associated with the names protected. Certain marks owned by the Company have been licensed to third parties, however, the income therefrom is not material to the Company's financial results. To the extent deemed advantageous in connection with the Company's ongoing businesses, to satisfy contractual commitments with respect to certain marks or where the Company believes that there are future licensing opportunities with respect to specific marks, the Company intends to maintain such marks to the extent necessary to protect their use relative thereto. The Company also intends to develop and protect appropriate marks in connection with its future land development and agricultural activities.

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

      Maui's residential real estate market has experienced a dramatic slow down since the latter part of 2005. The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy since the second half of 2008 and through all of 2010. The result is substantial market uncertainty in the housing market and declining home values. A continuation or further weakening of the Maui real estate market may negatively impact the Company.

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

      GOVERNMENT REGULATIONS AND APPROVALS

      The current regulatory approval process for a project can take three to five years or more and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitle-ments are extremely difficult to obtain in Hawaii. Many different agencies at the state and county level are involved in the entitlement process. There is often significant opposition from numerous groups - including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Certain ordinances adopted by the County of Maui have placed additional requirements on developers, some of which may be difficult or expensive to satisfy. Other proposed ordinances that have not yet passed may place moratoria on new development while the County of Maui works toward the adoption of a new General Plan. It is currently unknown to what extent these new legislative initiatives will impact the cost or timing of the Company's planned developments.

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

      Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. The September 11 attacks had a material adverse effect on tourism in the Kaanapali area immediately following the attacks, but the market rebounded during the period from 2002 into 2005 and the areas of primary and secondary residential homes, condominiums and time share units were relatively strong during this period. Markets have turned down significantly since late 2005, which has negatively impacted the volume of transactions completed in West Maui. The continuing national and global recession has had an adverse impact on the Hawaiian economy and if it continues for an extended period of time may adversely impact the Company's pricing for its properties. While it is expected that the recent earthquake and tsunami in Japan will have an immediate, short-term, adverse impact on Hawaii tourism, it is as yet unclear whether such events will affect pricing or demand for residential property on Maui. The soft Maui real estate market continues to negatively impact the number of lot sales to date and could continue to negatively impact the lot sales in the foreseeable future. No assurance can be given as to when the current market conditions will improve.

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

RISKS RELATING TO NATURAL EVENTS

      The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult, and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but required still more remediated action, and DLNR issued an amended report in March 2010. A final report on one such reservoir was received in August 2010 which essentially restated the March 2010 report for such reservoir. The Company has completed the majority of the work required by such report and continues its analysis with respect to the remaining items.

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

      The attacks of September 11, 2001 on the World Trade Center and Pentagon had an adverse impact on the U.S., world and Hawaiian economies, which in turn reduced discretionary income available for travel or the purchase of retirement or vacation homes. These events have also negatively impacted the desire of people to travel, particularly by air; the number of international visitors to the United States, particularly from Japan upon which Hawaii relies most-heavily, decreased as the United States became perceived to be a higher risk destination. In addition, a perception developed that because the United States was now at war, it no longer sought leisure travelers from abroad. Though these attitudes have abated somewhat in the years after the attacks and the Hawaiian economy has rebounded, there is no assurance that future events will not occur that would again dampen the inflow of money to Hawaii. The recent earthquake and tsunami in Japan will further adversely impact travel from that country, at least in the short-term. Also, the current credit and market crises have created severe recession conditions that likewise have reduced discretionary income and increased unemployment throughout the world, which again have negatively impacted travel to Hawaii and the market for real estate. Thus, it is clear that Hawaii is subject to higher risks than other portions of the United States due to its disproportionate reliance on air travel and tourism. The visitor industry is Hawaii's most important source of economic activity, accounting for more than a quarter of Gross State Product.

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

      As a result of an administrative order issued to Oahu Sugar by the HDOH, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing might be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, EPA issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar responded to the information requests and notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

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

      The Company received notice from the DLNR that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but required still more remediated action, and DLNR issued an amended report in March 2010. A final report on one such reservoir was received in August 2010 which essentially restated the March 2010 report for such reservoir. The Company has completed the majority of the work required by such report and continues its analysis with respect to the remaining items. In addition, the Company has submitted revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements.

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

ITEM 4.  [ Reserved ]


                                   PART II

ITEM 5. MARKET REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of December 31, 2010 there were approximately 690 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual K-1 reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends.

However, no dividends have been paid by the Company in 2010 and 2009 and the Company does not anticipate making any distributions for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                         KAANAPALI LAND, LLC (a)(b)
      For the years ended December 31, 2010, 2009, 2008, 2007 and 2006
               (Dollars in Thousands Except Per Share Amounts)

                         2010      2009      2008      2007       2006
                       --------  --------  --------  --------   --------
Total revenues . . . . $  4,137     4,695     3,170     8,814      9,543
                       ========  ========  ========  ========   ========
Net income (loss)
 from continuing
 operations. . . . . . $ (4,092)   (5,278)   (1,340)    1,757      2,731
                       ========  ========  ========  ========   ========

Income (loss) from
 continuing
 operations per
 share, basic
 and diluted . . . . . $  (2.22)    (2.88)     (.73)      .98       1.52
                       ========  ========  ========  ========   ========

Total assets . . . . . $144,697   155,595   150,506   186,289    185,344
                       ========  ========  ========  ========   ========

      (a) The above selected financial data should be read in conjunc-tion with the financial statements and the related notes appearing elsewhere in this report. The amounts reflected are those business segments of the Company's predecessor that are continuing in nature.

      (b) Years ended December 31, 2007 and 2006 restated for amounts treated as discontinued operations.

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

      At December 31, 2010, the Company had cash and cash equivalents of approximately $12 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

      On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10 million. The balance of the purchase price was represented by a promissory note in the original amount of $13.3 million and was secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and
November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make certain principal and interest payments in advance of maturity (before certain deductions for commissions and other costs).

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

      Effective June 2010, the subsidiary of KLC Land discontinued providing retiree health and life insurance benefits to retired employees. The subsidiary paid a onetime lump sum cash payment to the participants totaling approximately $85 thousand. The Company recognized a settlement gain of approximately $1.9 million, recorded in selling, general and administrative, which included recognition of approximately $192 thousand remaining in accumulated other comprehensive income relating to the post retirement benefit plan and approximately $1.7 million from the reversal of the accrued benefit obligation.

      A subsidiary of Kaanapali Land held a mortgage loan that was previously secured by the Waikele Golf Course in the original principal amount of approximately $7.2 million. Interest on the principal balance accrued at an adjustable rate of prime plus 1%. The principal and accrued interest, which were prepayable, were due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9.3 million towards the note and accrual interest and the mortgage security was released. The note was satisfied by the payment of $684 thousand to such subsidiary from a portion of the proceeds from the sale of the promissory note provided by the purchaser of the Waikele Golf Course, to a third party purchaser as described above. The note had been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the sale of the golf course.

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain subdivision bonds that were required to be secured with cash deposits. The final bonds and cash deposits were released in 2008. As of December 31, 2010, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating $1,429. Due to non-performance by the buyers, reserves have been established for a substantial majority of the original balances. In January and March 2011, the Company closed on the sale of two lots for combined sales price of approximately $1.2 million less closing costs and commissions.

      Effective September 30, 2010, the Company entered an agreement with an unaffiliated third party to sell an approximately 14.990 acre parcel of property (the "Hospital Site") within the Company's Kaanapali 2020 development area for the construction of a hospital and acute care facility and associated improvements (the "Medical Center"). In addition to the Hospital Site, the agreement provided the purchaser with two separate options to purchase two additional adjacent parcels of property of approximately 30 acres each which could only be exercised in the event that the purchaser closed on the purchase of the Hospital Site.

      Construction of the Medical Center on the Hospital Site was subject to certain contingencies including obtaining certain approvals from government agencies. In March, 2011, it became clear that such approvals would not be obtained and notice was provided by the Company and the unaffiliated third party to the applicable governmental entity withdrawing their request for approval. The agreement was terminated and the parties are exploring a new agreement to move the site of the Medical Center to another location on Company lands.

      There can be no assurance that a new agreement will be finalized or that any contingencies imposed thereunder will be satisfied or that the closing of such sale will occur.

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

      2010 COMPARED TO 2009

      The decrease in cash and cash equivalents and the related increase in short-term investments at December 31, 2010 as compared to December 31, 2009 is primarily the result of the purchase of U.S. Government obligations maturing in June 2011 which included using the proceeds received from the sale of the golf course note receivable.

      Property, net decreased and cost of sales increased as of December 31, 2010 primarily due to the reduction of the carrying value of inventory of land held for sale to approximate the lower of carrying value or fair value less cost to sell.

      The decrease in note receivable and the related decrease in interest and other income is due to the sale of the promissory note on the Waikele Golf Course during the second quarter of 2010.

      Other assets decreased due to the decrease in the assets of the Rabbi
Trust.

      The decrease in accounts payable and accrued expenses at December 31, 2010 as compared to December 31, 2009 is due to the payment of certain accrued commissions as a result of the sale of the promissory note on the Waikele Golf Course.

      The decrease in accrued benefit obligation is due to the discontinuance of the retiree health and life insurance benefits to retired employees.

      Selling, general and administrative expenses decreased primarily due to the discontinuance of the retiree health and life insurance benefits to retired employees.

      2009 COMPARED TO 2008

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

      Our discount rates for principal pension plans at December 31, 2010, 2009 and 2008 were 5.24%, 5.77% and 5.50%, respectively, reflecting market interest rates.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             KAANAPALI LAND, LLC

                                    INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended
  December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended
  December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Managing Member and Stockholders
Kaanapali Land, LLC


We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.






                                        /s/ Ernst & Young LLP




Chicago, Illinois
March 31, 2011

                             KAANAPALI LAND, LLC

                         Consolidated Balance Sheets

                         December 31, 2010 and 2009
                  (Dollars in Thousands, except share data)


                                 A S S E T S
                                 -----------
                                                       2010       2009
                                                     --------   --------

Cash and cash equivalents. . . . . . . . . . . . .   $ 11,729     16,936
Short-term investments . . . . . . . . . . . . . .     10,004      --
Receivables, net . . . . . . . . . . . . . . . . .        112        120
Property, net. . . . . . . . . . . . . . . . . . .     98,029    100,013
Pension plan assets. . . . . . . . . . . . . . . .     22,964     23,010
Note receivable. . . . . . . . . . . . . . . . . .      --        12,793
Other assets . . . . . . . . . . . . . . . . . . .      1,859      2,723
                                                     --------   --------
                                                     $144,697    155,595
                                                     ========   ========


                            L I A B I L I T I E S
                            ---------------------

Accounts payable and accrued expenses. . . . . . .   $    913      1,986
Deferred income taxes. . . . . . . . . . . . . . .     19,383     23,261
Accrued benefit obligation . . . . . . . . . . . .      --         1,713
Other liabilities. . . . . . . . . . . . . . . . .     22,288     21,949
                                                     --------   --------
        Total liabilities. . . . . . . . . . . . .     42,584     48,909

Commitments and contingencies


                    S T O C K H O L D E R S'  E Q U I T Y
                    -------------------------------------

Common stock, at 12/31/10 and 12/31/09
  Shares authorized - 4,500,000, Class C shares
    52,000; shares issued and outstanding
    1,792,613 in 2010 and 2009, Class C shares
    issued and outstanding 52,000 in 2010 and 2009      --         --
Additional paid-in capital . . . . . . . . . . . .      5,471      5,471
Accumulated other comprehensive income (loss),
  net of tax . . . . . . . . . . . . . . . . . . .     (6,374)    (5,893)
Accumulated earnings . . . . . . . . . . . . . . .    103,016    107,108
                                                     --------   --------

        Total stockholders' equity . . . . . . . .    102,113    106,686
                                                     --------   --------

                                                     $144,697    155,595
                                                     ========   ========










                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                             KAANAPALI LAND, LLC

                    Consolidated Statements of Operations

                Years ended December 31, 2010, 2009 and 2008
               (Dollars in Thousands Except Per Share Amounts)


                                            2010       2009       2008
                                          --------   --------   --------
Revenues:
  Sales. . . . . . . . . . . . . . . . .  $  3,395      3,315      2,345
  Interest and other income. . . . . . .       742      1,380        825
                                          --------   --------   --------
                                             4,137      4,695      3,170
                                          --------   --------   --------
Cost and expenses:
  Cost of sales. . . . . . . . . . . . .     6,110      3,028      2,593
  Selling, general and
    administrative . . . . . . . . . . .     5,412      7,344      2,436
  Depreciation and amortization. . . . .       302        284        221
                                          --------   --------   --------
                                            11,824     10,656      5,250
                                          --------   --------   --------
Operating income (loss) from
  continuing operations before
  income taxes and income (loss)
  from discontinued operations . . . . .    (7,687)    (5,961)    (2,080)

    Income tax benefit (expense) . . . .     3,595        683        740
                                          --------   --------   --------
    Income (loss) from continuing
      operations . . . . . . . . . . . .    (4,092)    (5,278)    (1,340)
    Income (loss) from discontinued
      operations, net of income
      taxes. . . . . . . . . . . . . . .     --         --        (2,302)
                                          --------   --------   --------

        Net income (loss). . . . . . . .  $ (4,092)    (5,278)    (3,642)
                                          ========   ========   ========

Net income (loss) per share -
  basic and diluted:
    Income (loss) from continuing
      operations . . . . . . . . . . . .  $  (2.22)     (2.88)      (.73)
    Income (loss) from discontinued
      operations, net of income taxes. .     --         --         (1.26)
                                          --------   --------   --------
        Net income (loss) per share -
          basic and diluted. . . . . . .  $  (2.22)     (2.88)     (1.99)
                                          ========   ========   ========
















                The accompanying notes are an integral part
                  of the consolidated financial statements.

                             KAANAPALI LAND, LLC

               Consolidated Statements of Stockholders' Equity

                Years ended December 31, 2010, 2009 and 2008
                           (Dollars in Thousands)


                                                       Accumu-
                                                       lated
                                                       Other
                                           Accumu-     Compre-    Total
                               Additional  lated       hensive    Stock-
                      Common    Paid-In    (Deficit)   Income/    holders'
                      Stock     Capital    Earnings    (Loss)     Equity
                     --------  ---------   --------   --------   --------
Balance at
  December 31,
  2007 . . . . . .   $    --       5,357    116,028      1,650    123,035

Share based
  compensation . .        --          81      --         --            81

Other comprehen-
  sive loss,
  net of tax . . .        --       --         --       (15,909)   (15,909)

Net loss . . . . .        --       --        (3,642)     --        (3,642)
                     --------   --------   --------   --------   --------
Balance at
  December 31,
  2008 . . . . . .        --       5,438    112,386    (14,259)   103,565

Share based
  compensation . .        --          33      --         --            33

Other comprehen-
  sive income,
  net of tax . . .        --       --         --         8,366      8,366

Net loss . . . . .        --       --        (5,278)     --        (5,278)
                     --------   --------   --------   --------   --------
Balance at
  December 31,
  2009 . . . . . .        --       5,471    107,108     (5,893)   106,686

Share based
  compensation . .        --       --         --         --         --

Other comprehen-
  sive loss,
  net of tax . . .        --       --         --          (481)      (481)

Net loss . . . . .        --       --        (4,092)     --        (4,092)
                     --------   --------   --------   --------   --------
Balance at
  December 31,
  2010 . . . . . .   $    --       5,471    103,016     (6,374)   102,113
                     ========   ========   ========   ========   ========








                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                             KAANAPALI LAND, LLC

                    Consolidated Statements of Cash Flows

                Years ended December 31, 2010, 2009 and 2008
                           (Dollars in Thousands)


                                            2010       2009       2008
                                          --------   --------   --------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . .  $ (4,092)    (5,278)    (3,642)
  Adjustments to reconcile net loss
   to net cash used in operations:
    Share based compensation . . . . . .     --            33         81
    Property sales, disposals and
      retirements, net . . . . . . . . .     --         --           106
    Impairment loss. . . . . . . . . . .     2,500      --         --
    Impairment loss included in
      discontinued operations. . . . . .     --         --         3,900
    Pension plan assets. . . . . . . . .      (546)      (279)    (1,862)
    Depreciation and amortization
      including discontinued
      operations . . . . . . . . . . . .       302        284        492
    Deferred income taxes. . . . . . . .    (3,570)      (679)    (2,212)
  Changes in operating assets and
   liabilities:
    Receivables, net . . . . . . . . . .         8        (74)        58
    Other assets . . . . . . . . . . . .       864      1,290      2,005
    Accrued benefit obligation . . . . .    (1,910)      (174)      (182)
    Collateral deposit . . . . . . . . .     --         --         4,180
    Accounts payable, accrued
      expenses and other . . . . . . . .      (734)    (2,483)    (3,681)
                                          --------   --------   --------
Net cash used in operating activities. .    (7,178)    (7,360)      (757)
                                          --------   --------   --------

Cash flows from investing activities:
  Proceeds from property sales . . . . .     --         --         8,006
  Property additions . . . . . . . . . .      (818)    (1,941)    (5,519)
  Purchase of short-term investments . .   (10,004)     --         --
  Proceeds from note receivable. . . . .    12,793        457      --
                                          --------   --------   --------
Net cash provided by (used in)
  investing activities . . . . . . . . .     1,971     (1,484)     2,487
                                          --------   --------   --------
        Net increase (decrease) in
          cash and cash equivalents. . .    (5,207)    (8,844)     1,730

        Cash and cash equivalents
          at beginning of year . . . . .    16,936     25,780     24,050
                                          --------   --------   --------
        Cash and cash equivalents
          at end of year . . . . . . . .  $ 11,729     16,936     25,780
                                          ========   ========   ========

  Cash received (paid) for
    income taxes . . . . . . . . . . . .  $  --         --         --
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

      In accordance with the Plan, approximately 1,793,000 Common Shares were issued all of which remained outstanding at December 31, 2010.

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

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2010, the process of identifying the primary beneficiary of a Variable Interest Entity ("VIE") was changed, replacing the previous quantitative-based analysis with a framework based more on qualitative considerations and judgments. This new analysis requires the primary beneficiary of a VIE to be identified as the party that both (a) has the power to direct the activities of a VIE that most significantly impact its economic performance and (b) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. As the Company's consolidated subsidiaries are wholly owned the Company has the power to direct those activities that are material to its subsidiaries, the adoption of these new rules had no impact on the Company's consolidated results of operations or financial position.

      Effective January 1, 2011, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. Outside of enhanced footnote disclosures, the Company does not expect this will have a material effect on its consolidated results of operations or financial position.

      LAND DEVELOPMENT

      During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the final approval, the Company was required to obtain subdivision bonds that were required to be secured with cash deposits. The final bonds and cash deposits were released in 2008. As of December 31, 2010, the Company has closed on the sale of six lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating $1,429. Due to non-performance by the buyers, reserves have been established for a substantial majority of the original balances. In January and March 2011, the Company closed on the sale of two lots for combined sales price of approximately $1,200 less closing costs and commissions.

      Project costs associated with the development and construction of real estate projects are capitalized and classified as Property, net. Such capitalized costs are not in excess of the projects' estimated fair value as reviewed periodically or as considered necessary. In addition, interest, insurance and property tax are capitalized to qualifying assets during the period that such assets are undergoing activities necessary to prepare them for their intended use.

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

                                                   2010          2009
                                                 --------      --------
  Property, net:
    Land . . . . . . . . . . . . . . . . . .     $ 94,408        96,210
    Buildings. . . . . . . . . . . . . . . .        4,078         4,049
    Machinery and equipment. . . . . . . . .        3,740         3,648
                                                 --------      --------
                                                  102,226       103,907
    Accumulated depreciation . . . . . . . .       (4,197)       (3,894)
                                                 --------      --------
    Property, net. . . . . . . . . . . . . .     $ 98,029       100,013
                                                 ========      ========

      Inventory of land held for sale of approximately $27,100 and $29,600, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2010 and December 31, 2009, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of land held for sale was reduced by $2,500 during the third quarter of 2010 to reflect the land held for sale at the lower of carrying value or fair value less costs to sell, primarily using a market approach to estimate fair value. The value adjustment is reflected in cost of sales in the consolidated statements of operations at December 31, 2010. No land is currently in use except for certain Kaanapali 2020 land that has been set aside for the Company's seed corn operations and certain acreage of coffee trees which are being maintained to support the Company's land development program.

      The Company's significant property holdings are on the island of Maui (including approximately 4,000 acres known as Kaanapali 2020, of which approximately 1,500 acres is classified as conservation land which precludes development). The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

      PROPERTY SALES AND MORTGAGES RECEIVABLE

      On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23.3 million (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10,000. The balance of the purchase price was represented by a promissory note in the original amount of $13,300 and was secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties exist for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and
November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make certain principal and interest payments in advance of maturity (before certain deductions for commissions and other costs).

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

      As of December 31, 2010 and 2009, the note had an outstanding principal and accrued interest balance of $0 and $12,800, respectively, as represented in the consolidated balance sheets.

      Effective September 30, 2010, the Company entered an agreement with an unaffiliated third party to sell an approximately 14.990 acre parcel of property (the "Hospital Site") within the Company's Kaanapali 2020 development area for the construction of a hospital and acute care facility and associated improvements (the "Medical Center"). In addition to the Hospital Site, the agreement provided the purchaser with two separate options to purchase two additional adjacent parcels of property of approximately 30 acres each which could only be exercised in the event that the purchaser closed on the purchase of the Hospital Site.

      Construction of the Medical Center on the Hospital Site was subject to certain contingencies including obtaining certain approvals from government agencies. In March, 2011, it became clear that such approvals would not be obtained and notice was provided by the Company and the unaffiliated third party to the applicable governmental entity withdrawing their request for approval. The agreement was terminated and the parties are exploring a new agreement to move the site of the Medical Center to another location on Company lands.

      There can be no assurance that a new agreement will be finalized or that any contingencies imposed thereunder will be satisfied or that the closing of such sale will occur.

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

      SHORT-TERM INVESTMENTS

      It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At December 31, 2010, short-term investments consist of $10,004 of such securities purchased in June 2010 maturing in June 2011. Additionally, the amortized discount of $17 at December 31, 2010 is reflected in interest and other income.

      INCOME TAXES

      Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2010 and 2009, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.


(2)  MORTGAGE NOTE PAYABLE

      A subsidiary of Kaanapali Land held a mortgage loan that was previously secured by the Waikele Golf Course in the original principal amount of $7,178. Interest on the principal balance accrued at an adjustable rate of prime plus 1%. The principal and accrued interest, which were prepayable, were due March 1, 2015. As a result of the sale of the Waikele Golf Course the outstanding principal and accrued interest was reduced pursuant to a payment of $9,300 towards the note and accrued interest and the mortgage security was released. As of December 31, 2010 and 2009, the note had an outstanding principal and accrued interest balance of approximately $0 and $672, respectively. The note has been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

      Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of December 31, 2010 and 2009 of approximately $84,100 and $81,600, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(3)  RENTAL ARRANGEMENTS

      During 2010 and 2009, the Company leased various office spaces with average annual rental of approximately $47 and $66 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.


(4)  EMPLOYEE BENEFIT PLANS

      (a)   PENSION PLAN

      As of December 31, 2010, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

      The Company does not consider the excess assets of the Pension Plan to be a source of liquidity. While under certain circumstances the Company could seek to use the excess assets to provide such funds, there are substantial costs, including Federal income tax consequences, in doing so.

      During late 2009 the Company received final approval from the Internal Revenue Service which allowed the Company to transfer the residual assets of the Retirement Plan for Employees of AMFAC Inc. ("Retirement Plan") of $5,800 to the Pension Plan. The Retirement Plan was terminated December 31, 1994. Plan liabilities were settled and plan assets were subsequently distributed in 1995. Residual Retirement Plan assets were transferred to the Pension Plan in 2009. The value of the Retirement Plan transfer has been reflected in accumulated other comprehensive income, net of tax (based upon recording the funded status of the plan at year end) on the Company's consolidated balance sheets.

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

  . MUTUAL FUNDS HOLDING CORPORATE NOTES, BONDS AND DEBENTURES: Valued at the closing price reported in the active market in which the mutual fund is traded.

  . PRIVATE EQUITY INVESTMENTS AND INVESTMENT IN PARTNERSHIPS: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes.

  . INVESTMENT CONTRACT WITH INSURANCE COMPANY: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

      The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2010:

                                   Level 1   Level 2   Level 3    Total
                                   -------   -------   -------   -------
Common and preferred stocks. . .   $16,700      --        --      16,700
Corporate notes, bonds and
  debentures . . . . . . . . . .    16,800      --        --      16,800
Investment in partnerships . . .      --        --      21,900    21,900
Investments in insurance
  companies. . . . . . . . . . .      --        --       2,000     2,000
Investments in private equity
  funds. . . . . . . . . . . . .      --        --       9,100     9,100
Cash and cash equivalents. . . .       200      --        --         200
                                   -------   -------   -------   -------
    Total Pension Plan assets
      at fair value. . . . . . .   $33,700      --      33,000    66,700
                                   =======   =======   =======   =======

CHANGES IN LEVEL 3 INVESTMENTS

      The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2010:

                             Investment              Investment
                                 in      Investment  in Private
                             Insurance    in Part-     Equity
                             Companies    nerships     Funds       Total
                            -----------  ----------  ----------   -------
Balance, beginning
    of year. . . . . . . . .    $ 2,200      20,600        --      22,800
Net earned interest and
  realized/unrealized
  gains (losses) . . . . . .        200       1,300         300     1,800
Transfers in to Level 3. . .      1,000        --         8,800     9,800
Purchases, sales,
  issuances and
  settlements (net). . . . .     (1,400)       --          --      (1,400)
                                -------     -------     -------   -------
Balance, end of year . . . .    $ 2,000      21,900       9,100    33,000
                                =======     =======     =======   =======

      The following table sets forth by level, within the fair value hierarchy, the plan's assets at fair value as of December 31, 2009:

                                   Level 1   Level 2   Level 3    Total
                                   -------   -------   -------   -------
Common and preferred stocks. . .   $18,900      --        --      18,900
Corporate notes, bonds and
  debentures . . . . . . . . . .    16,200      --        --      16,200
Investment in partnerships . . .      --       1,500    20,600    22,100
Investments in insurance
  companies. . . . . . . . . . .      --        --       2,200     2,200
Cash and cash equivalents. . . .     6,000      --        --       6,000
                                   -------   -------   -------   -------
    Total Pension Plan assets
      at fair value. . . . . . .   $41,100     1,500    22,800    65,400
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
                                     =======       =======       =======

      The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2010, 2009 and 2008.

                                              2010      2009       2008
                                            -------   -------    -------

  Benefit obligation at beginning of year.  $42,390    44,971     45,850
  Service cost . . . . . . . . . . . . . .      642       756         24
  Interest cost. . . . . . . . . . . . . .    2,378     2,365      2,533
  Actuarial (gain) loss. . . . . . . . . .    2,406    (1,782)       779
  Benefits paid. . . . . . . . . . . . . .   (4,045)   (3,920)    (4,215)
                                            -------   -------    -------
  Accumulated and projected benefit
    obligation at end of year. . . . . . .   43,771    42,390     44,971
                                            -------   -------    -------
  Fair value of plan assets at
    beginning of year. . . . . . . . . . .   65,400    54,032     79,196
  Transfer . . . . . . . . . . . . . . . .    --        5,791      --
  Actual return on plan assets . . . . . .    5,380     9,497    (20,949)
  Benefits paid. . . . . . . . . . . . . .   (4,045)   (3,920)    (4,215)
                                            -------   -------    -------
  Fair value of plan assets at
    end of year. . . . . . . . . . . . . .   66,735    65,400     54,032
                                            -------   -------    -------

  Funded status. . . . . . . . . . . . . .   22,964    23,010      9,061

  Unrecognized net actuarial (gain) loss .   10,447     9,856     23,524
  Unrecognized prior service cost. . . . .        1         2          4
                                            -------   -------    -------
  Prepaid pension cost . . . . . . . . . .  $33,412    32,868     32,589
                                            =======   =======    =======

      At December 31, 2010, approximately 22% of the plan's assets are invested in equity securities, 28% in fixed income funds and 50% in alternative strategies. The allocations are within Company's target allocations in association with the Company's investment strategy.

      The components of the net periodic pension credit for the years ended December 31, 2010, 2009 and 2008 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:
                                              2010     2009       2008
                                            -------   -------    -------
  Service cost . . . . . . . . . . . . . .  $   642       756         24
  Interest cost. . . . . . . . . . . . . .    2,378     2,365      2,533
  Expected return on plan assets . . . . .   (4,522)   (4,515)    (4,938)
  Recognized net actuarial loss. . . . . .      957     1,114        517
  Amortization of prior service cost . . .        1         1          2
                                            -------   -------    -------
  Net periodic pension credit. . . . . . .  $  (544)     (279)    (1,862)
                                            =======   =======    =======

      The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

  As of January 1,                            2010      2009       2008
  ----------------                          -------   -------    -------

  Discount rate. . . . . . . . . . . . . .    5.77%     5.50%      5.75%
                                            =======   =======    =======

  Rates of compensation increase . . . . .       3%        3%         3%

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%       7.0%
                                            =======   =======    =======

  As of December 31,
  ------------------

  Discount rate - net periodic
    pension credit . . . . . . . . . . . .    5.77%     5.50%      5.75%
                                            =======   =======    =======

  Discount rate - accumulated benefit
    obligation . . . . . . . . . . . . . .    5.24%     5.77%      5.50%
                                            =======   =======    =======

  Rates of compensation increase . . . . .       3%        3%         3%
                                            =======   =======    =======

  Expected long-term rate of return
    on assets. . . . . . . . . . . . . . .     7.0%      7.0%       7.0%
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

      There was no contribution required in 2010 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

      The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

      The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

                                               Amounts
                                               -------

            2011 . . . . . . . . . . . . .     $ 3,800
            2012 . . . . . . . . . . . . .       3,656
            2013 . . . . . . . . . . . . .       3,515
            2014 . . . . . . . . . . . . .       3,359
            2015 . . . . . . . . . . . . .       3,236
            2016-2020. . . . . . . . . . .      14,563


      Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2010 and 2009:

                             2010        2010        2009        2009
                           Discount     Salary     Discount     Salary
                             Rate      Increase      Rate      Increase
                           --------    --------    --------    --------
Effect of a 1% increase on:
    Net periodic pension
      cost . . . . . . .   $   (234)          1        (261)          1
    Pension benefit
      obligation
      at year end. . . .   $ (3,857)          4      (3,676)          3

Effect of a 1% decrease on:
    Net periodic pension
      cost . . . . . . .   $    269          (1)        302         --
    Pension benefit
      obligation
      at year end. . . .   $  4,604          (3)      4,378          (2)

      Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2010:
                                             1% Increase     1% Decrease
                                             -----------     -----------

Net periodic pension cost. . . . . . . .       $   (646)            646

      (b)   RETIREE HEALTH AND LIFE INSURANCE BENEFITS

      In addition to providing pension benefits, a subsidiary of KLC Land had been providing certain healthcare and life insurance benefits to certain eligible retired employees. As described below, the subsidiary of KLC Land discontinued providing such benefits effective June 2010. The postretirement healthcare plan was contributory and contained cost-sharing features such as deductibles and copayments. The postretirement life insurance plan was non-contributory and was unfunded. Kaanapali Land had not assumed any obligation to fund the cost of any ongoing benefits on behalf of any of its affiliates.

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

      For measuring the expected postretirement benefit obligation, a 7% annual rate of increase in the per capita claims cost was assumed through termination of the plan. The healthcare cost trend rate assumption had a minimal effect on the amount of the obligation and periodic cost reported. An increase (decrease) in the assumed healthcare trend rate by 1% in 2009 would increase (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2009 by $3 and $(3), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $1 and $(1), respectively.

      The costs of post-retirement healthcare benefits for the year ended December 31, 2010, 2009 and 2008 were as follows:

                                           2010       2009       2008
                                           Total      Total      Total
                                          -------    -------    -------

Service cost . . . . . . . . . . . . .    $  --         --         --
Interest cost. . . . . . . . . . . . .         46         99        117
Amortization of net gain . . . . . . .        (12)       (19)       (12)
Recognized settlement gain . . . . . .       --         --         --
                                          -------    -------    -------
Net periodic postretirement
  benefit cost/(income). . . . . . . .    $    34         80        105
                                          =======    =======    =======


      The following table sets forth the plans' change in accumulated post-retirement benefit obligation and benefit cost as of December 31, 2010, 2009 and 2008 as follows:
                                                  December 31,
                                       --------------------------------
                                         2010        2009        2008
                                       --------    --------    --------
Benefit obligation at
  beginning of year. . . . . . . . .   $  1,713       1,932       2,180
Interest cost. . . . . . . . . . . .      --             99         117
Actuarial losses (gain). . . . . . .      --            (65)        (71)
Net benefits paid. . . . . . . . . .      --           (253)       (294)
Termination of plan. . . . . . . . .     (1,713)      --          --
                                       --------    --------    --------
Benefit obligation at
  end of year. . . . . . . . . . . .   $  --          1,713       1,932
                                       ========    ========    ========

      Unrecognized gains and losses were amortized over the remaining life expectancy of all participating retirees.

      The Company did not fund its postretirement healthcare plan. Accordingly, as of December 31, 2010, 2009 and 2008, the postretirement healthcare plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2010, 2009 and 2008 (in thousands):
                                                  December 31,
                                       --------------------------------
                                         2010        2009        2008
                                       --------    --------    --------
Fair value of plan assets at
  beginning of year. . . . . . . . .   $  --           --          --
Company contributions. . . . . . . .      --            253         294
Plan participants' contributions . .      --            483         472
Benefits paid. . . . . . . . . . . .      --           (736)       (766)
                                       --------    --------    --------
Fair value of plan assets at
  end of year. . . . . . . . . . . .   $  --           --          --
                                       ========    ========    ========

      A 7% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2009. The rate was assumed to decrease to 6% thereafter.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.77% as of December 31, 2009 and 5.50% as of December 31, 2008.

      The calculation of the accumulated postretirement benefit cost or the net periodic postretirement benefit cost did not reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") as the Company was unable to conclude whether the benefits provided by the plan are actually equivalent to Medicare Part D under the 2003 Medicare Act.

      The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income.

Included in accumulated other comprehensive income at December 31, 2010 and 2009 are the following amounts that have not yet been recognized in net periodic pension/post retirement cost: unrecognized prior service costs of $1 ($1 net of tax), and $2 ($1 net of tax), respectively, and unrecognized actuarial loss of $10,447 ($6,373, net of tax) and $9,658 ($5,892, net of tax), respectively.

      The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $1,466 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $811 are consolidated in the Company's consolidated balance sheet.

(5)  STOCK-BASED COMPENSATION

      On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, and an additional 25% vested on December 31, 2008. The remaining 25% became vested on December 31, 2009. The Company recognized compensation expense of approximately $0, $33 and $81 for stock based compensation for the twelve months ended December 31, 2010, 2009 and 2008, respectively.


(6)   INCOME TAXES

      The Company's gross unrecognized tax benefits total approximately $1,931 and $1,682 at December 31, 2010 and 2009, respectively. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Consolidated Balance Sheets at December 31, 2010, 2009 and 2008 include $49, $68 and $41, respectively, accrued for the potential payment of interest and penalties.

      Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of:

                                       Current     Deferred     Total
                                       --------    --------    --------
     Year ended December 31, 2010:
       U.S. federal. . . . . . . . .   $   --        (3,236)     (3,236)
       State . . . . . . . . . . . .       --          (359)       (359)
                                       --------    --------    --------
                                       $   --        (3,595)     (3,595)
                                       ========    ========    ========
     Year ended December 31, 2009:
       U.S. federal. . . . . . . . .   $   --          (615)       (615)
       State . . . . . . . . . . . .       --           (68)        (68)
                                       --------    --------    --------
                                       $   --          (683)       (683)
                                       ========    ========    ========
     Year ended December 31, 2008:
       U.S. federal. . . . . . . . .   $   --          (666)       (666)
       State . . . . . . . . . . . .       --           (74)        (74)
                                       --------    --------    --------
                                       $   --          (740)       (740)
                                       ========    ========    ========

      Income tax expense attributable to discontinued operations for the years ended December 31, 2010, 2009 and 2008 are $0, $0 and $(1,471),
respectively.

      Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:
                                         2010        2009        2008
                                       --------    --------    --------
Provision at statutory rate. . . . .   $ (2,680)     (2,085)       (728)
Increase (reduction) in income
 taxes resulting from:
  Increase (reduction) in
    valuation allowance. . . . . . .       (565)      1,774         330
  Other, net . . . . . . . . . . . .       (350)       (372)       (342)
                                       --------    --------    --------
      Total. . . . . . . . . . . . .   $ (3,595)       (683)       (740)
                                       ========    ========    ========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2010, 2009 and 2008 are as follows:
                                                  December 31,
                                       --------------------------------
                                         2010        2009        2008
                                       --------    --------    --------
    Deferred tax assets:
      Post retirement benefits . . .   $   --          (668)       (753)
      Reserves related primarily
        to losses on divestitures. .     (7,806)     (7,566)     (7,265)
      Loss carryforwards . . . . . .     (6,641)     (7,231)     (5,393)
      Tax credit carryforwards . . .     (2,777)     (2,752)     (2,816)
      Other, net . . . . . . . . . .     (1,129)     (1,083)     (1,018)
                                       --------    --------    --------
        Total deferred tax assets. .    (18,353)    (19,300)    (17,245)
        Less - valuation allowance .      9,418       9,983       8,209
                                       --------    --------    --------
        Total deferred tax assets. .     (8,935)     (9,317)     (9,036)
                                       --------    --------    --------
    Deferred tax liabilities:
      Property, plant and equipment,
        principally due to purchase
        accounting adjustments,
        net of impairment charges. .     18,568      22,810      23,299
      Prepaid pension and core
        retirement award costs . . .      9,750       9,768       4,328
                                       --------    --------    --------
          Total deferred tax
            liabilities. . . . . . .     28,318      32,578      27,627
                                       --------    --------    --------
          Net deferred tax
            liability. . . . . . . .   $ 19,383      23,261      18,591
                                       ========    ========    ========

      The Company at December 31, 2010 has net operating loss carryforwards ("NOLs") of approximately $49,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $13,000 originated in 2006 through 2009, and the state NOLs begin to expire in 2010.

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

(7)   TRANSACTIONS WITH AFFILIATES

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2010, 2009 and 2008 was approximately $29, $12 and $30, respectively, all of which was paid as of December 31, 2010.

      The Company pays a non-accountable reimbursement of $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2010.

      The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2010.
The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2010, 2009 and 2008 were approximately $2,471, $2,422 and $2,250, respectively, of which approximately $645 was unpaid as of December 31, 2010.


(8)   COMMITMENTS AND CONTINGENCIES

      At December 31, 2010, the Company's principal contractual obligations are approximately $26 for the unpaid retention related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

      The Company received notice from the DLNR that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but required still more remediated action, and DLNR issued an amended report in March 2010. A final report on one such reservoir was received in August 2010 which essentially restated the March 2010 report for such reservoir. The Company has completed the majority of the work required by such report and continues its analysis with respect to the remaining items. In addition, the Company has submitted revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements.

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


(9)   BUSINESS SEGMENT INFORMATION

      As described in Note 1, the Company operates in two business segments. Total revenues, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by business segment are presented in the tables below. The $2,500 impairment charge is shown in the Property segment.

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

                                         2010        2009        2008
                                       --------    --------    --------
Revenues:
  Property . . . . . . . . . . . . .   $  1,450       1,037       1,144
  Agriculture  . . . . . . . . . . .      2,201       2,485       1,851
  Corporate. . . . . . . . . . . . .        486       1,173         175
                                       --------    --------    --------
                                       $  4,137       4,695       3,170
                                       ========    ========    ========

Operating income (loss):
  Property . . . . . . . . . . . . .   $ (4,661)     (2,974)     (1,556)
  Agriculture  . . . . . . . . . . .        926        (332)       (384)
                                       --------    --------    --------

Operating income (loss). . . . . . .     (3,735)     (3,306)     (1,940)

Corporate. . . . . . . . . . . . . .     (3,952)     (2,655)       (140)
                                       --------    --------    --------
Operating income (loss) from
  continuing operations before
  income taxes and income (loss)
  from discontinued operations . . .   $ (7,687)     (5,961)     (2,080)
                                       ========    ========    ========

Identifiable Assets:
  Property . . . . . . . . . . . . .   $ 43,131      46,309      51,541
  Agriculture. . . . . . . . . . . .     56,374      56,076      55,766
                                       --------    --------    --------

                                         99,505     102,385     107,307

Corporate. . . . . . . . . . . . . .     45,192      53,210      43,199
                                       --------    --------    --------
                                       $144,697     155,595     150,506
                                       ========    ========    ========

     Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

                                         2010        2009        2008
                                       --------    --------    --------
Capital Expenditures:
  Property . . . . . . . . . . . . .   $    651       1,743       4,753
  Agriculture. . . . . . . . . . . .        167         290         766
  Corporate. . . . . . . . . . . . .      --          --          --
                                       --------    --------    --------
                                       $    818       2,033       5,519
                                       ========    ========    ========
Depreciation and Amortization:
  Property . . . . . . . . . . . . .   $     91          94         101
  Agriculture. . . . . . . . . . . .        211         190         120
                                       --------    --------    --------
Total. . . . . . . . . . . . . . . .   $    302         284         221
                                       ========    ========    ========

(10)  CALCULATION OF NET INCOME PER SHARE

      The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                 Year Ended    Year Ended     Year Ended
                                 December 31,  December 31,   December 31,
                                     2010          2009           2008
                                 ------------  ------------   ------------
                                           (Amounts in thousands
                                         except per share amounts)
NUMERATOR:
Income (loss) before income
  (loss) from discontinued
  operations . . . . . . . . .    $   (4,092)       (5,278)        (1,340)

Income (loss) from discon-
  tinued operations, net
  of income taxes. . . . . . .         --            --            (2,302)
                                  ----------    ----------     ----------

Net income (loss). . . . . . .    $   (4,092)       (5,278)        (3,642)
                                  ==========    ==========     ==========

DENOMINATOR:
Number of weighted average
  shares outstanding . . . . .         1,845         1,832          1,824
                                  ==========    ==========     ==========

Net income (loss) per
 share - basic and diluted:
  Income (loss) from
    continuing operations. . .    $    (2.22)        (2.88)          (.73)
  Income (loss) from
    discontinued
    operations . . . . . . . .         --            --             (1.26)
                                  ----------    ----------     ----------
Net income (loss) per
  share - basic and
  diluted (a). . . . . . . . .    $    (2.22)        (2.88)         (1.99)
                                  ==========    ==========     ==========

      (a) As the Company reported a loss from continuing operations for December 31, 2008, the Company has excluded the unissued Class C shares from the corresponding earnings per share calculations for this period as the effect would be anti-dilutive.

      As of December 31, 2010, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007.


(11)  SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

                                                2010
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------

Total revenues . . . . . . $    1,058       1,160       1,140         779
                           ==========  ==========  ==========  ==========
Net income (loss). . . . . $   (1,572)        673      (3,383)        190
                           ==========  ==========  ==========  ==========
Net income (loss)
 per Share -
 basic and diluted . . . . $     (.85)        .36       (1.83)        .10
                           ==========  ==========  ==========  ==========


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
                           ==========  ==========  ==========  ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with the accountants during the fiscal years 2010, 2009 and 2008.



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

      Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

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



ITEM 9B. OTHER INFORMATION

      Not Applicable.

                                  PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
          OF THE REGISTRANT

      The sole manager of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of March 29, 2011, the executive officers and certain other officers of the Company were as follows:

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

      Gary Nickele (age 58) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

      Stephen Lovelette (age 54) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

      Gailen J. Hull (age 62) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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


                         SUMMARY COMPENSATION TABLE

                         Annual Compensation (1)(3)
                         ---------------------------
                                                         Other
                                                        Annual
                                                       Compensa-
                Principal              Salary   Bonus    tion     Total
Name (2)        Position         Year    ($)     ($)      ($)      ($)
--------------- ---------------  ----  ------- ------- --------- -------

Gary Nickele    President        2010  180,000 100,000    N/A    280,000
                and Chief        2009  180,000 100,000    N/A    280,000
                Executive        2008  180,000 100,000    N/A    280,000
                Officer

Stephen A.
  Lovelette     Executive        2010  255,000 100,000    N/A    355,000
                Vice President   2009  255,000 100,000    N/A    355,000
                                 2008  255,000 100,000    N/A    355,000

Gailen J. Hull  Senior Vice      2010  175,000  50,000    N/A    225,000
                President and    2009  175,000  50,000    N/A    225,000
                Chief Financial  2008  175,000  50,000    N/A    225,000
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

(2) As of March 15, 2011, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2010, 2009 and 2008 was approximately $29 thousand, $12 thousand and $30 thousand, respectively, all of which was paid as of December 31, 2010.

      The Company pays a non-accountable reimbursement of approximately $30 thousand per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2010.

      The Company reimburses its affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC during 2006. The total costs for the years ended December 31, 2010, 2009 and 2008 was approximately $2.5 million, $2.4 million and $2.2 million, respectively, of which approximately $645 thousand was unpaid as of December 31, 2010.

      In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2010, 2009 and 2008 were $249 thousand, $249 thousand and $246 thousand, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

      The Company has not adopted any pre-approval policies and procedures.

All audit and permitted non-audit services are approved by the managing member of the Company before the service is undertaken.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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


                              KAANAPALI LAND, LLC

                              BY:   Pacific Trail Holdings, LLC
                                    (Sole Member)


                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: March 31, 2011



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Gailen J. Hull
                                    ---------------------
                              By:   Gailen J. Hull,
                                    Senior Vice President
                                    Chief Accounting Officer
                                    and Chief Financial Officer
                              Date: March 31, 2011



                                    /s/ Gary Nickele
                                    ---------------------
                              By:   Gary Nickele,
                                    President and
                                    Chief Executive Officer
                              Date: March 31, 2011