Form 10-Q
period 2011-03-31
KAANAPALI LAND LLC
filed 2011-05-12
CIK 1230058

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


             For the Quarterly Period Ended March 31, 2011

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

As of April 30, 2011, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

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

PART I  FINANCIAL INFORMATION

     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          KAANAPALI LAND, LLC

                 Condensed Consolidated Balance Sheets

                 March 31, 2011 and December 31, 2010
               (Dollars in Thousands, except share data)
                              (Unaudited)


                              A S S E T S
                              -----------

                                            March 31,   December 31,
                                              2011         2010
                                            ---------   -----------

Cash and cash equivalents . . . . . . .      $ 12,191        11,729
Short-term investments. . . . . . . . .         9,994        10,004
Receivables, net. . . . . . . . . . . .            95           112
Property, net . . . . . . . . . . . . .        97,151        98,029
Pension plan assets . . . . . . . . . .        23,274        22,964
Other assets. . . . . . . . . . . . . .         2,051         1,859
                                             --------      --------
                                             $144,756       144,697
                                             ========      ========


                         L I A B I L I T I E S
                         ---------------------

Accounts payable and accrued expenses .      $  1,010           913
Deferred income taxes . . . . . . . . .        19,475        19,383
Other liabilities . . . . . . . . . . .        22,101        22,288
                                             --------      --------
        Total liabilities . . . . . . .        42,586        42,584

Commitments and contingencies


                 S T O C K H O L D E R S'  E Q U I T Y
                 -------------------------------------

Common stock, at 3/31/11 and
  12/31/10 non par value
  (Shares authorized - 4,500,000,
  Class C shares 52,000; shares issued
  and outstanding - common shares
  1,792,613 and Class C shares
  52,000) . . . . . . . . . . . . . . .         --            --
Additional paid-in capital. . . . . . .         5,471         5,471
Accumulated other comprehensive
  income, net of tax. . . . . . . . . .        (6,230)       (6,374)
Accumulated earnings. . . . . . . . . .       102,929       103,016
                                             --------      --------
        Total stockholders' equity. . .       102,170       102,113
                                             --------      --------
                                             $144,756       144,697
                                             ========      ========





              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Operations

              Three Months Ended March 31, 2011 and 2010
                              (Unaudited)
             (Dollars in Thousands, except per share data)



                                                 2011        2010
                                               --------    --------
Revenues:
  Sales and rental revenues . . . . . . . .    $  2,245         668
  Interest and other income . . . . . . . .          41         390
                                               --------    --------
                                                  2,286       1,058
                                               --------    --------
Cost and expenses:
  Cost of sales . . . . . . . . . . . . . .       2,097         907
  Selling, general and administrative . . .         203       1,641
  Depreciation and amortization . . . . . .          68          75
                                               --------    --------
                                                  2,368       2,623
                                               --------    --------

  Operating income (loss) from continuing
    operations before income taxes. . . . .         (82)     (1,565)

  Income tax benefit (expense). . . . . . .          (5)         (7)
                                               --------    --------

     Net income (loss). . . . . . . . . . .    $    (87)     (1,572)
                                               ========    ========

Earnings per share - basic:
     Net income (loss). . . . . . . . . . .    $   (.05)       (.85)
                                               ========    ========

Earnings per share - diluted:
     Net income (loss). . . . . . . . . . .    $   (.05)       (.85)
                                               ========    ========

























              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

            Condensed Consolidated Statements of Cash Flows

              Three Months Ended March 31, 2011 and 2010
                              (Unaudited)
                        (Dollars in Thousands)




                                                2011         2010
                                              --------     --------

Net cash provided by (used in)
  operating activities. . . . . . . . . .     $    776       (1,429)

Cash flows from investing activities:
  Property additions. . . . . . . . . . .         (314)        (269)
                                              --------     --------
Net cash provided by (used in)
  investing activities. . . . . . . . . .         (314)        (269)
                                              --------     --------
        Net increase (decrease) in
          cash and cash equivalents . . .          462       (1,698)
        Cash and cash equivalents
          at beginning of period. . . . .       11,729       16,936
                                              --------     --------
        Cash and cash equivalents
          at end of period  . . . . . . .     $ 12,191       15,238
                                              ========     ========




































              The accompanying notes are an integral part of the condensed consolidated financial statements.

                          KAANAPALI LAND, LLC

         Notes to Condensed Consolidated Financial Statements

                              (Unaudited)
                        (Dollars in Thousands)


     The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2010. Capitalized terms used but not defined in this quarterly report have the same meanings as the Company's 2010 Annual Report on Form 10-K.


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

     In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The Company must provide additional disclosures regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. The guidance also provides clarification regarding levels of disaggregation and disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3. The additional disclosure requirements were effective for the Company beginning January 1, 2010, except for the additional disclosures regarding the roll forward of activity in Level 3 fair value measurements, which were effective
January 1, 2011. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

     PROPERTY

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

     Inventory of land held for sale, of approximately $26,000 and $27,100, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of land held for sale was reduced by $2,500 during the third quarter of 2010 to reflect the land held for sale at the lower of carrying value or fair value less costs to sell, primarily using a market approach to estimate fair value. No land is currently in use except for certain Kaanapali 2020 land that has been set aside for the Company's seed corn operations and certain acreage of coffee trees which are being maintained to support the Company's land development program.

     On April 8, 2008, the Company executed a contract (as subsequently amended) to sell its Waikele Golf Course for a purchase price of $23,300 (less commissions and closing costs). The sale closed on November 12, 2008 with total cash received, including previous non-refundable deposits, aggregating $10,000. The balance of the purchase price was represented by a promissory note in the original amount of $13,300 and was secured by the property along with corporate and personal guarantees from the principal of the purchaser and an affiliate. The note originally required monthly interest only payments of 7% per annum and was due May 12, 2009. Certain seller representations and warranties existed for one year after the date of sale. The Company entered into a note modification agreement with the purchaser on May 12, 2009 and subsequent note modification agreements on May 19, 2009, June 16, 2009 and November 12, 2009. The note modifications allowed the purchaser to defer payment of such promissory note until May 12, 2010; provided, however, that the purchaser was required by such agreement to make certain principal and interest payments in advance of maturity (before certain deductions for commissions and other costs).

     Pursuant to the note modification agreement dated November 12, 2009 ("Effective Date"), the purchaser owed the Company a payment of approximately $1,300 of principal and interest on the Effective Date. The purchaser paid $253 on the Effective Date and the remaining amount due was not paid. Pursuant to two letters dated November 30, 2009 and December 16, 2009 the guarantors of the promissory note were notified that the promissory note was in default. On January 13, 2010, the Company made a forbearance offer that was accepted by the purchaser. On May 5, 2010, the Company entered into an agreement with an unaffiliated third party whereby the Company agreed to sell the promissory note and assign the first mortgage and recourse guarantees (and other security documents) to such third party, on a non-recourse basis, for an aggregate purchase price of $12,500. The purchase price, which included all principal and accrued and unpaid interest on such promissory note (including, but not limited to, the amounts previously deferred by the Company), approximated the Company's net carrying value of the note. On May 6, 2010, such transaction closed and the Company received the purchase price. The Company recognized a gain of $138, included in interest and other income, from the sale of the note.

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

     Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be achieved in future periods.

     SHORT-TERM INVESTMENTS

     It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At March 31, 2011, short-term investments consist of $9,994 of such securities purchased in June 2010 maturing in June 2011. Additionally, the amortized discount of $25 at March 31, 2011 is reflected in interest and other income.


(2)  LAND DEVELOPMENT

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2011, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating $1,429. Due to non-performance by the buyers, reserves have been established for a substantial majority of the original balances. The Company has closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285. The promissory note was paid in full the first week of May 2011.

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

     Construction of the Medical Center on the Hospital Site was subject to certain contingencies including obtaining certain approvals from government agencies. In March, 2011, it became clear that such approvals would not be obtained and notice was provided by the Company and the unaffiliated third party to the applicable governmental entity withdrawing their request for approval. The agreement was terminated and the Company and an unaffiliated third party related to the previous prospective purchaser are exploring a new agreement to move the site of the Medical Center to another location on Company lands.

     There can be no assurance that a new agreement will be finalized, that any contingencies imposed thereunder will be satisfied or that the closing of such sale will occur.


(3)  MORTGAGE AND OTHER NOTES PAYABLE

     A subsidiary of Kaanapali Land ("Holder") held a mortgage note that was previously secured by Waikele Golf Course in the original principal amount of $7,178. Interest on the principal balance accrued at an adjustable rate of prime plus 1%. The principal and accrued interest, which were prepayable, were due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9,300 towards the note and accrued interest and the mortgage security was released. The note was satisfied in the third quarter of 2010, by the payment of $684 to such subsidiary from a portion of the proceeds from the Company's sale of the promissory note provided by the purchaser of the Waikele Golf Course to a third party purchaser, as described above. The note had been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of March 31, 2011 and December 31, 2010 of approximately $84,500 and $84,100, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.


(4)  EMPLOYEE BENEFIT PLANS

     (a)   PENSION PLANS

     The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

     The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 are as follows:
                                                  2011        2010
                                                --------    --------

Service cost. . . . . . . . . . . . . . . . .   $    152         150
Interest cost . . . . . . . . . . . . . . . .        547         575
Expected return on plan assets. . . . . . . .     (1,017)     (1,100)
Recognized net actuarial (gain) loss. . . . .        235         225
                                                --------    --------
Net periodic pension credit . . . . . . . . .   $    (83)       (150)
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

     Net periodic postretirement benefit cost included in selling, general, and administrative in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 includes the following components:
                                                  2011        2010
                                                --------    --------

Interest cost . . . . . . . . . . . . . . . .   $   --            23
Amortization of net gain. . . . . . . . . . .       --            (6)
                                                --------    --------
Net periodic post-retirement benefit cost . .   $   --            17
                                                ========    ========

     The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and unrecognized actuarial loss of $10,447 ($6,373 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension cost for the period ending March 31, 2011 are $0 and $235 ($144 net of tax), respectively.

     The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $1,466 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $811 are consolidated in the Company's balance sheet.

(5)  INCOME TAXES

     The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total approximately $2,000 at March 31, 2011. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 include $54 and $49, respectively, accrued for the potential payment of interest and penalties.

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

     The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated through March 31, 2011.


(6)  COMMITMENTS AND CONTINGENCIES

     At March 31, 2011, the Company's principal contractual obligations are approximately $26 for the unpaid retention related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

     The Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that makes inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but requested still more remediated action, and DLNR issued an amended report in March 2010. A final report on one such reservoir was received in August 2010 which essentially restated the March 2010 report for such reservoir. The Company has completed the majority of the work required by such report and continues its analysis with respect to the remaining items. In addition, the Company has submitted revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements. Such reservoirs were again inspected in March 2011, but as yet, the Company has received no formal feedback from DLNR concerning such inspections.

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

     In addition to the foregoing, the Company has received notice from DLNR that it intended to decommission a reservoir that is contained partly on DLNR land and partly on land owned by an unaffiliated third party, that was previously sold by the Company to such third party. Upon such sale, the Company reserved the right to use such reservoir and maintain it to the extent the Company determined to do so in its discretion. While the Company continues to use such reservoir, it has disclaimed any responsibility for the costs of rehabilitation and/or decommissioning and has determined not to expend funds there. DLNR has notified the third party owner that it may have liability for a portion of such decommissioning costs and such owner has notified DLNR that (1) it does not support the decommissioning of such reservoir and (2) nevertheless, the Company should be responsible for same as the operator. While the Company believes that it has defenses to any claims that may be made against it for such costs, there can be no assurance that such defenses will be successful or that the decommissioning of such reservoir will not have an adverse impact on the Company's other water rights and distribution operations.
The Company understands the DLNR and such third-party owner reopened talks whereby the reservoir may have been rehabilitated and reconfigured instead of decommissioned but the Company so far has not participated in such talks in any material way, and it is the Company's understanding that such talks have broken down.

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


(7)  CALCULATION OF NET INCOME (LOSS) PER SHARE

     The following tables set forth the computation of net income (loss) per share - basic and diluted:

                                                 2011        2010
                                               --------    --------
                                              (Amounts in thousands
                                           except per share amounts)
NUMERATOR:
Net income (loss) . . . . . . . . . . . . .    $    (87)     (1,572)
                                               ========    ========

DENOMINATOR:
Number of weighted average shares
  outstanding - basic and diluted . . . . .       1,845       1,845
                                               ========    ========

Net income (loss) per share -
  basic and diluted . . . . . . . . . . . .    $   (.05)   $   (.85)
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

                                                 2011        2010
                                               --------    --------
Revenues:
  Property. . . . . . . . . . . . . . . . .    $  1,583         292
  Agriculture . . . . . . . . . . . . . . .         695         436
  Corporate . . . . . . . . . . . . . . . .           8         330
                                               --------    --------
                                               $  2,286       1,058
                                               ========    ========
Operating income (loss):
  Property. . . . . . . . . . . . . . . . .    $   (244)       (487)
  Agriculture . . . . . . . . . . . . . . .         (84)       (378)
                                               --------    --------
Operating income (loss) . . . . . . . . . .        (328)       (865)

Corporate . . . . . . . . . . . . . . . . .         246        (700)
                                               --------    --------
Operating income (loss) from continuing
  operations before income taxes. . . . . .    $    (82)     (1,565)
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

     Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of March 31, 2011 and December 31, 2010 of approximately $85 million and $84 million, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

     In addition to such Secured Promissory Note, certain other subsidiaries of Kaanapali Land continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders of the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor KLC Subsidiaries, some of which have dissolved or are the subject of bankruptcy proceedings, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder or that in the aggregate will generate any material proceeds to the Company. Nevertheless, Kaanapali Land has submitted a claim in the Chapter 7 bankruptcy proceeding of Oahu Sugar in order that it may recover the assets remaining in the bankruptcy estate, if any, that become available for creditors of Oahu Sugar. Any amounts so received would not be material to the Company. The Company has commenced discussions with the United States (the only other claimant in the Oahu Sugar bankruptcy) concerning the potential for dividing such remaining assets and closing such bankruptcy case. There can be no assurance that such discussions will lead to a settlement acceptable to the Company. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

     Those persons and entities that were not affiliated with the predecessor of Kaanapali Land and were holders of COLAs or the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, represent approximately 9% of the ownership of the Company.

     The Company had cash and cash equivalents of approximately $12 million and $12 million, as of March 31, 2011 and December 31, 2010, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

The purchaser paid $253 thousand on the Effective Date and the remaining amount due was not paid. Pursuant to two letters dated November 30, 2009 and December 16, 2009 the guarantors of the promissory note were notified that the promissory note was in default. On January 13, 2010, the Company made a forbearance offer that was accepted by the purchaser. On May 5, 2010, the Company entered into an agreement with an unaffiliated third party whereby the Company agreed to sell the promissory note and assign the first mortgage and recourse guarantees (and other security documents) to such third party, on a non-recourse basis, for an aggregate purchase price of $12.5 million. The purchase price, which included all principal and accrued and unpaid interest on such promissory note (including, but not limited to, the amounts previously deferred by the Company), approximated the Company's net carrying value of the note. On May 6, 2010, such transaction closed and the Company received the purchase price. The Company recognized a gain of $138 thousand, included in interest and other income, from the sale of the note.

     A subsidiary of Kaanapali Land ("Holder") held a mortgage loan that was previously secured by the Waikele Golf Course. Interest on the principal balance accrued at an adjustable rate of prime plus 1%. The principal and accrued interest, which were prepayable, were due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9.3 million towards the note and accrued interest and the mortgage security was released. The note was satisfied in the third quarter of 2010, by the payment of $684 thousand to such subsidiary from a portion of the proceeds from the Company's sale of the promissory note provided by the purchaser of the Waikele Golf Course, as described above. The note had been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

     The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the recent sale of the promissory note secured by the golf course.

     During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area.
This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2011, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating $1.4 million. Due to non-performance by the buyers, reserves have been established for a substantial majority of the original balances. The Company has closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285 thousand.

The promissory note was paid in full the first week of May 2011.

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

     Construction of the Medical Center on the Hospital Site was subject to certain contingencies including obtaining certain approvals from government agencies. In March, 2011, it became clear that such approvals would not be obtained and notice was provided by the Company and the unaffiliated third party to the applicable governmental entity withdrawing their request for approval. The agreement was terminated and the Company and an unaffiliated third party related to the previous prospective purchaser are exploring a new agreement to move the site of the Medical Center to another location on Company lands.

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

     The increase in other assets at March 31, 2011 as compared to December 31, 2010 is primarily due to a promissory note received in conjunction with one of the lots that closed during first quarter 2011.

     The increase in sales and cost of sales for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is due primarily to the sale of two lots during the first quarter of 2011.

     The decrease in interest and other income for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is due to the sale of the promissory note on the Waikele Golf Course during the second quarter of 2010.

     Selling, general and administrative expenses decreased primarily due to insurance recoveries received during first quarter of 2011.

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

     INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


     ITEM 1.     LEGAL PROCEEDINGS

     See Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.


     ITEM 1A.    RISK FACTORS

     There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.


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


                            KAANAPALI LAND, LLC

                            By:   Pacific Trail Holdings, LLC
                                  (sole member)


                                  /s/ Gailen J. Hull
                                  ---------------------
                            By:   Gailen J. Hull
                                  Senior Vice President
                            Date: May 12, 2011