Form 10-Q
period 2011-06-30
KAANAPALI LAND LLC
filed 2011-08-12
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

[     ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to __________

Commission file #0-50273

KAANAPALI LAND, LLC

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5) '232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [ X ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ]    No [   ]

As of July 31, 2011, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

1

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$11,081	$11,729
Short-term investments	9,989	10,004
Receivables, net	55	112
Property, net	97,220	98,029
Pension plan assets	23,585	22,964
Other assets	1,800	1,859
Total assets	$143,730	$144,697

Liabilities

Accounts payable and accrued expenses	$900	$913
Deferred income taxes	19,567	19,383
Other liabilities	21,822	22,288
Total liabilities	42,289	42,584

Stockholders’ Equity

Common stock, at 6/30/11 and 12/31/10 non par value
(Shares authorized – 4,500,000, Class C shares
52,000; shares issued and outstanding – common
shares 1,792,613 and Class C shares 52,000)	0	0
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(6,087)	(6,374)
Accumulated earnings	102,057	103,016
Total stockholders’ equity	101,441	102,113
Total liabilities and stockholders’ equity	$143,730	$144,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Sales and rental revenues	$1,227	$859	$3,472	$1,527
Interest and other income	26	301	67	691
Total revenues	1,253	1,160	3,539	2,218
Cost and expenses:
Cost of sales	820	926	2,917	1,833
Selling, general and administrative	1,228	(524)	1,431	1,117
Depreciation and amortization	69	76	137	151
Total cost and expenses	2,117	478	4,485	3,101
Operating income (loss) from continuing operations before income taxes	(864)	682	(946)	(883)

Income tax benefit (expense)	(8)	(9)	(13)	(16)

Net income (loss)	$(872)	$673	$(959)	$(899)

Earnings per share – basic:
Net income (loss)	$(0.47)	$0.36	$(0.52)	$(0.49)

Earnings per share – diluted:
Net income (loss)	$(0.47)	$0.36	$(0.52)	$(0.49)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(Dollars in Thousands)

	2011	2010

Net cash provided by (used in) operating activities	$(196)	$(3,942)

Net cash provided by (used in) investing activities:
Property additions	(452)	(461)
Proceeds from note receivable	0	12,793
Purchase of short-term investments	0	(15,966)

Net increase (decrease) in cash and cash equivalents	(648)	(7,576)
Cash and cash equivalents at beginning of period	11,729	16,936

Cash and cash equivalents at end of period	$11,081	$9,360

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

Financial Accounting Standards Board (“FASB”) ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

Inventory of land held for sale, of approximately $26,000 and $27,100, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of land held for sale was reduced by $2,500 during the third quarter of 2010 to reflect the land held for sale at the lower of carrying value or fair value less costs to sell, primarily using a market approach to estimate fair value. No land is currently in use except for certain Kaanapali 2020 land that has been set aside for the Company's seed corn operations and certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be achieved in future periods.

Short-Term Investments

It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At June 30, 2011, short-term investments consist of $9,989 of such securities purchased in June 2011 with $4,998 maturing in December 2011 and $4,991 maturing in May 2012. Additionally, the amortized discount of $1 at June 30, 2011 is reflected in interest and other income.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2011, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating $1,429. Due to non-performance by the buyers, reserves have been established for a substantial majority of the original balances. The Company has closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285. The promissory note was paid in full the first week of May 2011.

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

Construction of the Medical Center on the Hospital Site was subject to certain contingencies including obtaining certain approvals from government agencies. In March, 2011, it became clear that such approvals would not be obtained from one of the agencies and notice was provided by the Company and the unaffiliated third party to the applicable governmental entity withdrawing their request for approval. The agreement was terminated and the Company and an unaffiliated third party related to the previous prospective purchaser are exploring a new agreement which may potentially move the site of the Medical Center to another location on Company lands.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of June 30, 2011 and December 31, 2010 of approximately $85,172 and $84,100, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

     (a)  Pension Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$152	$150	$304	$300
Interest cost	547	575	1,094	1,150
Expected return on plan assets	(1,017)	(1,100)	(2,034)	(2,200)
Recognized net actuarial (gain) loss	235	225	470	450
Net periodic pension credit	$(83)	$(150)	$(166)	$(300)

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

Net periodic postretirement benefit cost included in selling, general, and administrative in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$0	$23	$0	$46
Amortization of net gain	0	(6)	0	(12)
Net periodic post- retirement benefit cost	$0	$17	$0	$34

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and unrecognized actuarial loss of $10,447 ($6,373 net of tax). The prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension cost for the period ending June 30, 2011 are $0 and $471 ($287 net of tax), respectively.

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

(5)  Income Taxes

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total approximately $2,000 at June 30, 2011. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 include $62 and $49, respectively, accrued for the potential payment of interest and penalties.

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

The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated through June 30, 2011.

(6)  Commitments and Contingencies

At June 30, 2011, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its right to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERLCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company.

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

The Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that makes inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for the reservoirs to the Company which acknowledged the work done to date but requested still more remediated action, and DLNR issued an amended report in March 2010. A final report on one such reservoir was received in August 2010 which essentially restated the March 2010 report for such reservoir. The Company has completed the majority of the work required by such report and continues its analysis with respect to the remaining items. In addition, the Company has submitted revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements. Such reservoirs were again inspected in March 2011 and a report was received in late April 2011. The reports acknowledged work done to date and also included certain corrective actions to be done on the reservoirs.

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

In addition to the foregoing, the Company has received notice from DLNR that it intended to decommission a reservoir that is contained partly on DLNR land and partly on land owned by an unaffiliated third party, that was previously sold by the Company to such third party. Upon such sale, the Company reserved the right to use such reservoir and maintain it to the extent the Company determined to do so in its discretion. While the Company continues to use such reservoir, it has disclaimed any responsibility for the costs of rehabilitation and/or decommissioning and has determined not to expend funds there. DLNR has notified the third party owner that it may have liability for a portion of such decommissioning costs and such owner has notified DLNR that while it initially objected to the decommissioning of the reservoir, that it was withdrawing its proposal for an alternative plan to maintain the function of the reservoir. There has been no further discussion about the responsibility for sharing of the costs of the closure. While the Company believes that it has defenses to any claims that may be made against it for such costs, there can be no assurance that such defenses will be successful or that the decommissioning of such reservoir will not have an adverse impact on the Company's other water rights and distribution operations.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(872)	$673	$(959)	$(899)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share
- basic and diluted	$(0.47)	$0.36	$(0.52)	$(0.49)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Property	$325	$234	$1,908	$526
Agriculture	921	662	1,616	1,098
Corporate	7	264	15	594
	$1,253	$1,160	$3,539	$2,218

Operating income (loss):
Property	$(352)	$(231)	$(596)	$(718)
Agriculture	127	1,750	43	1,372
Operating income (loss)	(225)	1,519	(553)	654

Corporate	(639)	(837)	(393)	(1,537)

Operating income (loss) from continuing operations before income taxes	$(864)	$682	$(946)	$(883)

Part I.  Financial Information

     ITEM 2.  Management’s Discussion and Analysis of Financial Condition and

                      Results of Operation

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note matures on October 31, 2011, had an outstanding balance of principal and accrued interest as of June 30, 2011 and December 31, 2010 of approximately $85 million and $84 million, respectively, and carries an interest rate of 3.04% compounded semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $11 million and $12 million, as of June 30, 2011 and December 31, 2010, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2011, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating $1.4 million. Due to non-performance by the buyers, reserves have been established for a substantial majority of the original balances. The Company has closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285 thousand. The promissory note was paid in full the first week of May 2011.

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

Construction of the Medical Center on the Hospital Site was subject to certain contingencies including obtaining certain approvals from government agencies. In March, 2011, it became clear that such approvals would not be obtained from one of the agencies and notice was provided by the Company and the unaffiliated third party to the applicable governmental entity withdrawing their request for approval. The agreement was terminated and the Company and an unaffiliated third party related to the previous prospective purchaser are exploring a new agreement which may potentially move the site of the Medical Center to another location on Company lands.

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

The increase in sales and cost of sales for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is due primarily to the sale of two lots during the first quarter of 2011. The increase in sales and rental revenues for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is due primarily to an increase in farming revenues due to the timing of the receipt of certain farming revenue.

The decrease in interest and other income for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is due to the sale of the promissory note on the Waikele Golf Course during the second quarter of 2010.

Selling, general and administrative expenses increased primarily due to the settlement gain recognized as a result of the discontinuance of the retiree health and life insurance benefits to retirees during the second quarter of 2010.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.  Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibit

(a)	Exhibits.

	3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 10 filed May 1, 2003 and hereby incorporated by reference.

	3.2	Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 8-K filed April 21, 2008 and hereby incorporated by reference.

	10.2	Restricted Share Agreement dated April 15, 2008 is filed as an exhibit to the Company's report on Form 10-Q filed August 14, 2008 and hereby incorporated by reference.

	10.3	Waikele Golf Course, LLC - Waikele Country Club Inc. Property Purchase Agreement, as amended, dated October 29, 2008 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on November 14, 2008 and hereby incorporated by reference.

	10.4	Note Modification Agreement and Confirmation of Guarantee dated May 12, 2009 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on May 13, 2009 and hereby incorporated by reference.

	10.5	Third Note Modification Agreement and Confirmation of Guarantee dated June 16, 2009 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on August 12, 2009 and hereby incorporated by reference.

	10.6	Fourth Note Modification Agreement and Confirmation of Guarantee dated November 12, 2009 filed as an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on November 16, 2009 and hereby incorporated by reference.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) is filed herewith.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

	32.	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

(b)	No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by the report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	August 12, 2011

