Form 10-Q
period 2011-09-30
KAANAPALI LAND LLC
filed 2011-11-14
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5) '232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒    No ☐

As of October 31, 2011, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

1

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$9,699	$11,729
Short-term investments	9,989	10,004
Receivables, net	60	112
Property, net	97,234	98,029
Pension plan assets	23,895	22,964
Other assets	1,800	1,859
Total assets	$142,677	$144,697

Liabilities

Accounts payable and accrued expenses	$884	$913
Deferred income taxes	19,659	19,383
Other liabilities	21,236	22,288
Total liabilities	41,779	42,584

Stockholders’ Equity

Common stock, at 9/30/11 and 12/31/10 non par value
(Shares authorized – 4,500,000, Class C shares
52,000; shares issued and outstanding – common
shares 1,792,613 and Class C shares 52,000)	0	0
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(5,943)	(6,374)
Accumulated earnings	101,370	103,016
Total stockholders’ equity	100,898	102,113
Total liabilities and stockholders’ equity	$142,677	$144,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Sales and rental revenues	$985	$1,091	$4,457	$2,618
Interest and other income	13	49	80	740
Total revenues	998	1,140	4,537	3,358
Cost and expenses:
Cost of sales	812	3,361	3,729	5,194
Selling, general and administrative	832	1,084	2,263	2,201
Depreciation and amortization	70	75	207	226
Total cost and expenses	1,714	4,520	6,199	7,621
Operating income (loss) from continuing operations before income taxes	(716)	(3,380)	(1,662)	(4,263)

Income tax benefit (expense)	29	(3)	16	(19)

Net income (loss)	$(687)	$(3,383)	$(1,646)	$(4,282)

Earnings per share – basic:
Net income (loss)	$(0.37)	$(1.83)	$(0.89)	$(2.32)

Earnings per share – diluted:
Net income (loss)	$(0.37)	$(1.83)	$(0.89)	$(2.32)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(Dollars in Thousands)

	2011	2010

Net cash provided by (used in) operating activities	$(1,494)	$(5,808)

Net cash provided by (used in) investing activities:
Property additions	(536)	(658)
Proceeds from note receivable	0	12,793
Purchase of short-term investments	0	(15,977)
Net cash provided by (used in) investing activities	(536)	(3,842)

Net increase (decrease) in cash and cash equivalents	(2,030)	(9,650)
Cash and cash equivalents at beginning of period	11,729	16,936

Cash and cash equivalents at end of period	$9,699	$7,286

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends current guidance found in ASC Topic 220, Comprehensive Income (“ASC 220”). ASU 2011-05 requires entities to present comprehensive income in either (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. The provisions of ASU 2011-05 will be effective for the Company beginning with the first quarter of 2012.

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

Inventory of land held for sale, of approximately $26,000 and $27,100, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of land held for sale was reduced by $2,500 during the third quarter of 2010 to reflect the land held for sale at the lower of carrying value or fair value less costs to sell, primarily using a market approach to estimate fair value. No land is currently in use except for certain Kaanapali 2020 land that has been set aside for the Company's seed corn operations and certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

In October 2011, the Company sold an approximate 68 acre gulch property located adjacent to the Waikele Golf course to an unaffiliated third party for $800, resulting in an approximate gain of $200, which will be recognized in the fourth quarter of 2011. This was the Company’s last remaining property on Oahu.

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

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be achieved in future periods.

Short-Term Investments

It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At September 30, 2011, short-term investments consist of $9,989 of such securities purchased in June 2011 with $4,998 maturing in December 2011 and $4,991 maturing in May 2012. Additionally, the amortized discount of $1 at September 30, 2011 is reflected in interest and other income.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2011, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating $1,429. Due to non-performance by the buyers, reserves have been established for a substantial majority of the original balances. The Company has closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285. The promissory note was paid in full the first week of May 2011.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002. Such note was scheduled to mature on October 31, 2011, had an outstanding balance of principal and accrued interest as of September 30, 2011 and December 31, 2010 of approximately $85,825 and $84,100, respectively, and carried an interest rate of 3.04% compounded semi-annually. Kaanapali Land entered into a note extension and modification agreement on October 1, 2011. The agreement extended the maturity date of the note to September 30, 2020 and modified the interest rate to 1.19% per annum. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

     (a)  Pension Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$152	$150	$456	$450
Interest cost	547	575	1,641	1,725
Expected return on plan assets	(1,017)	(1,100)	(3,051)	(3,300)
Recognized net actuarial (gain) loss	235	225	705	675
Net periodic pension credit	$(83)	$(150)	$(249)	$(450)

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

Net periodic postretirement benefit cost included in selling, general, and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$0	$0	$0	$46
Amortization of net gain	0	0	0	(12)
Net periodic post- retirement benefit cost	$0	$0	$0	$34

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2011 and December 31, 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $1 ($1 net of tax), respectively, and unrecognized actuarial loss of $9,742 ($5,943 net of tax) and $10,447 ($6,374 net of tax), respectively. The prior service cost and actuarial loss included in accumulated other comprehensive income and recognized in net periodic pension cost for the period ending September 30, 2011 are $0 and $706 ($431 net of tax), respectively.

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

(5)  Income Taxes

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total approximately $1,400 at September 30, 2011. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 include $34 and $49, respectively, accrued for the potential payment of interest and penalties.

Federal tax return examinations have been completed for all years through 2005. The statutes of limitations with respect to the Company's taxes for 2008 and subsequent years remain open. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated through September 30, 2011.

(6)  Commitments and Contingencies

At September 30, 2011, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its right to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company.

Federal tax return examinations have been completed for all years through 2005. The statutes of limitations with respect to the Company's tax returns for 2008 and subsequent years remain open. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2011	2010	2011	2010
Numerator:
Net income (loss)	$(687)	$(3,383)	$(1,646)	$(4,282)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share
- basic and diluted	$(0.37)	$(1.83)	$(0.89)	$(2.32)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Property	$284	$503	$2,192	$1,029
Agriculture	710	625	2,326	1,723
Corporate	4	12	19	606
	$998	$1,140	$4,537	$3,358

Operating income (loss):
Property	$(398)	$(2,644)	$(994)	$(3,362)
Agriculture	24	(45)	67	1,327
Operating income (loss)	(374)	(2,689)	(927)	(2,035)

Corporate	(342)	(691)	(735)	(2,228)

Operating income (loss) from continuing operations before income taxes	$(716)	$(3,380)	$(1,662)	$(4,263)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002. Such note was scheduled to mature on October 31, 2011, had an outstanding balance of principal and accrued interest as of September 30, 2011 and December 31, 2010 of approximately $86 million and $84 million, respectively, and carried an interest rate of 3.04% compounded semi-annually. Kaanapali Land entered into a note extension and modification agreement on October 1, 2011. The agreement extended the maturity date of the note to September 30, 2020 and modified the interest rate to 1.19% per annum. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $10 million and $12 million, as of September 30, 2011 and December 31, 2010, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

In October 2011, the Company sold an approximate 68 acre gulch property located adjacent to the Waikele Golf course to an unaffiliated third party for $0.8 million, resulting in an approximate gain of $0.2 million, which will be recognized in the fourth quarter of 2011. This was the Company’s last remaining property on Oahu.

The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the recent sale of the promissory note secured by the golf course.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2011, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating $1.4 million. Due to non-performance by the buyers, reserves have been established for a substantial majority of the original balances. The Company has closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285 thousand. The promissory note was paid in full the first week of May 2011.

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

The decrease in Property, net and the increase in sales for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is due primarily to the sale of two lots at the Kaanapali Coffee Farms during the first quarter of 2011. The decrease in sales and rental revenues for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is due primarily to a decrease in farming revenues due to the timing of the receipt of certain farming revenue.

The decrease in interest and other income for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is due to the sale of the promissory note on the Waikele Golf Course during the second quarter of 2010.

The decrease in cost of sales for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is primarily due to a reduction in the third quarter of 2010 of the value of inventory of land held for sale to approximate the lower of carrying value or fair value less cost to sell.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	November 14, 2011

