Form 10-K
period 2011-12-31
KAANAPALI LAND LLC
filed 2012-03-29
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

For the fiscal year ended December 31, 2011	Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Limited Liability Company Interests (Class A Shares)

(Title of Class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T) '232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

As of March 1, 2012, the registrant had approximately 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Documents incorporated by reference: None

2

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

Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, an additional 25% vested on December 31, 2008 and the remaining 25% became vested on December 31, 2009. As of December 31, 2011, the Company had approximately 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

Effective June 2010, the subsidiary of KLC Land discontinued providing retiree health and life insurance benefits to retired employees. The subsidiary paid a onetime lump sum cash payment to the participants totaling approximately $85 thousand.

KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its remaining operations. KLC Land conducts substantially all of its business through various subsidiaries. Those with remaining assets of significant net value include KLC Holding Corp. ("KLC"), Pioneer Mill Company, LLC ("PMCo"), Kaanapali Land Management Corp. ("KLM" fka Kaanapali Development Corp.), PM Land Company, LLC. and KCF-1, LLC.

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

Despite the hurdles mentioned above, the Company remains hopeful that it will generally be able to develop that portion of its land for which it can obtain classification as an urban district from the State Land Use Commission. However, it is uncertain whether the Company will be able to obtain all necessary entitlements or, if so, how long it will take, and it cannot be predicted what the market will be for such land (or the associated development costs) at such time. Conservation land is land that has been considered by the state as necessary for preserving natural conditions as well as to protect water resources and cannot be developed. Agricultural and rural districts are not permitted to have concentrated development. Pursuant to the Kaanapali 2020 Development Plan, the Company intends to apply to the State Land Use Commission for reclassification of a portion of the agricultural lands to urban, but does not intend to apply for reclassification of the conservation lands.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2011, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating approximately $1.4 million. Due to non-performance by the buyers, reserves were established for a substantial majority of the original balances. The Company closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285 thousand. The promissory note was paid in full the first week of May 2011.

Other Maui Property. Apart from the Kaanapali 2020 lands, the Company owns approximately 390 acres of land on Maui, and has co-tenancy interest in a number of other small lots in residential neighborhoods in Lahaina.

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

The Company also owns approximately 60 acres of miscellaneous land parcels located on the Islands of Kauai, Maui and Oahu. These miscellaneous parcels include remnant parcels abutting infrastructure improvements from previously sold lands, such as strips along roadways, and other water-related assets. It is not expected that upon sale these miscellaneous parcels will yield any significant cash proceeds to the Company. In addition, there are certain additional small parcels of land that are owned by the Company in common with third parties or in which the Company may be able to assert ownership through various legal theories. One of those parcels was the subject of quiet title action that was brought by a third party that resulted in a settlement between PMCo and such third party and, in March 2009 of the award of title thereto 50% to PMCo, with the remaining 50% divided between such third party and another third party that was not a party to the original action. This will ultimately permit PMCo, after satisfaction of certain title and entitlement requirements, to receive 50% of the net proceeds of the sale of such parcel. However, it is not expected that the ultimate net proceeds to the Company from such sale will be material to the Company. The Company continues to assess its option with respect to certain other co-tenancy parcels in the Lahaina area to determine whether the institution of proceedings to gain title thereto will be to the Company's benefit.

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

Seed Crop Operations. The Company's seed crop operations (primarily corn but also other crops such as soy beans) are located on former Maui sugar lands that are now part of the Kaanapali 2020 area. The Company earns modest income, under a contract with Monsanto Seed Company to grow seed corn according to Monsanto's specifications. In addition to generating such revenue, this operation is otherwise advantageous, because the cultivated land helps control dust and soil erosion and keeps the fields green, to the benefit of the local community. The Company may seek to expand this operation if it believes it can provide suitable arable acreage with available irrigation water, find ready markets for its products and it can operate at a level of profitability that the Company deems sufficient. There can be no assurance that any expansion will occur or that current operations will remain profitable. The current contract expires in mid 2012 and a new contract is currently being negotiated. There can be no assurance that the negotiations will be successful.

Other Property

In October 2011, the Company sold an approximate 68 acre gulch property located adjacent to the Waikele Golf course to an unaffiliated third party for $0.8 million, resulting in an approximate gain of $0.2 million. This was the Company’s last remaining property on Oahu other than several remnant parcels.

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

Employees

At March 1, 2012, Kaanapali Land and its subsidiaries had employed approximately 33 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

Trademarks and Service Marks

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

Market Conditions and Competition

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

Maui's residential real estate market has experienced a dramatic slow down since the latter part of 2005. The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy since the second half of 2008 and through all of 2011. The result is substantial market uncertainty in the housing market and declining home values. A continuation or further weakening of the Maui real estate market may negatively impact the Company.

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

Environmental Matters

The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to such substances including asbestos related liabilities. Those laws and regulations often impose liability without regard to fault. The Company is now engaged in work at a site on the Waipio Peninsula consisting of, among other things, performing testing at the site pursuant to an order discussed in Item 3. Legal Proceedings. The Company believes that the cost of this work pursuant to the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurance that the cost of remediation of the site would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. With regard to other environmental matters as generally described in the risk factors set forth below, the Company does not currently believe that it is likely that those matters will have a material adverse effect on its consolidated financial position or results of operations; however, no assurance can be given that any such condition does not exist or may not arise in the future. Reference is made to Item 1A. Risk Factors and Item 3. Legal Proceedings for a description of certain legal proceedings related to environmental conditions.

Item 1A. Risk Factors

Kaanapali Land faces numerous risks, including those set forth below. The risks described below are not the only risks that the Company faces, nor are they listed in order of significance. Risk factors include a number of factors that could negatively impact Kaanapali Land's property activities. Any of the risks may have a material adverse effect on the Company's success, consolidated financial position or results of operations.

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

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. The September 11 attacks had a material adverse effect on tourism in the Kaanapali area immediately following the attacks, but the market rebounded during the period from 2002 into 2005 and the areas of primary and secondary residential homes, condominiums and time share units were relatively strong during this period. Markets have turned down significantly since late 2005, which has negatively impacted the volume of transactions completed in West Maui. The severe national and global recession of 2008 and 2009 together with the anemic recovery to date has had an adverse impact on the Hawaiian economy and has adversely impacted the Company's pricing for its residential properties. The soft Maui real estate market and restricted availability of financing continues to negatively impact the number of lot sales to date and could continue to negatively impact the lot sales in the foreseeable future. No assurance can be given as to when the current market conditions will improve.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult, and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but required still more remediated action, and DLNR issued an amended report in March 2010. A final report on one such reservoir was received in August 2010 which essentially restated the March 2010 report for such reservoir. The Company has completed the work required by such report and continues its analysis with respect to the remaining items. In addition, the Company has submitted revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements. Such reservoirs were again inspected in March 2011 and a report was received in late April 2011. The reports acknowledged work done to date and also included certain corrective actions to be done on the reservoirs.

The DLNR categorizes the reservoirs as "high hazard" under State of Hawaii Administrative Rules and State Statutes concerning dam and reservoir safety. This classification, which bears upon government oversight and reporting requirements, may increase the cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. In April 2008 the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifications are warranted. The Company and DLNR continue to engage in dialogue concerning these matters (which have included further site visits by DLNR personnel).

Risks Relating to Agriculture

While agricultural revenues are relatively insignificant to the Company's financial success, competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it may lease to third parties for the production of agricultural products. The Company currently earns a modest profit on its contract with Monsanto for the production of seed corn on a portion of its Kaanapali 2020 Development Plan land. Regulatory, political, economic and scientific issues, in addition to the normal risks attendant to the growing cycle for any crop, may all weigh in to make such contract uneconomic for Monsanto, with the result that ongoing revenues to the Company could be impaired in the future. The current contract expires in mid 2012 and a new contract is currently being negotiated. There can be no assurance that the negotiations will be successful. Such is also the case with the Company's coffee crop, in particular because the Company incurs substantially all the risks relating to the cost of growing and maintaining the trees and producing the crop, as well as the market risk attendant to the sale of the crop.

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

Environmental Risks and Environmental Regulations

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

Land Holdings

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

EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company.

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

The Company received notice from the DLNR that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but required still more remediated action, and DLNR issued an amended report in March 2010. A final report on one such reservoir was received in August 2010 which essentially restated the March 2010 report for such reservoir. The Company has completed the work required by such report and continues its analysis with respect to the remaining items. In addition, the Company has submitted revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements. Such reservoirs were again inspected in March 2011 and a report was received in late April 2011. The reports acknowledged work done to date and also included certain corrective actions to be done on the reservoirs.

The DLNR categorizes the reservoirs as "high hazard" under State of Hawaii Administrative Rules and State Statutes concerning dam and reservoir safety. This classification, which bears upon government oversight and reporting requirements, may increase the cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. In April 2008, the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifications are warranted. The Company and DLNR continue to engage in dialogue concerning these matters (which have included further site visits by DLNR personnel).

In addition to the foregoing, the Company has received notice from DLNR that it intended to decommission a reservoir that is contained partly on DLNR land and partly on land owned by an unaffiliated third party, that was previously sold by the Company to such third party. Upon such sale, the Company reserved the right to use such reservoir and maintain it to the extent the Company determined to do so in its discretion. The Company has disclaimed any responsibility for the costs of rehabilitation and/or decommissioning and has determined not to expend funds there. DLNR has notified the third party owner that it may have liability for a portion of such decommissioning costs and such owner has notified DLNR that although it initially objected to the decommissioning of the reservoir, it has subsequently decided to withdraw its proposal for an alternative plan to maintain the function of the reservoir. There has been no further discussion about the responsibility for sharing of the costs of the closure. While the Company believes that it has defenses to any claims that may be made against it for such costs, there can be no assurance that such defenses will be successful or that the decommissioning of such reservoir will not have an adverse impact on the Company's other water rights and distributions operations. The DLNR and the third party owner have initiated the decommissioning of the reservoir.

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

Item 4. [ Reserved ]

Part II

Item 5.  Market Registrant’s Common Equity, Related Stockholder Matters

               and Issuer Purchases of Equity Securities

As of December 31, 2011 there were approximately 700 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual K-1 reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2011 and 2010 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Selected Financial Data

Kaanapali Land, LLC (a)(b)

For the years ended December 31, 2011, 2010, 2009, 2008 and 2007

(Dollars in Thousands Except Per Share Amounts)

	2011	2010	2009	2008	2007

Total revenues	$5,493	4,137	4,695	3,170	8,814

Net income (loss) from continuing operations	$(6,803)	(4,092)	(5,278)	(1,340)	1,757

Income (loss) from continuing operations per share – basic and diluted	$(3.69)	(2.22)	(2.88)	(0.73)	0.98

Total assets	$132,782	144,697	155,595	150,506	186,289

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this report. The amounts reflected are those business segments of the Company's predecessor that are continuing in nature.

(b) Year ended December 31, 2007 restated for amounts treated as discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002. Such note was scheduled to mature on October 31, 2011, had an outstanding balance of principal and accrued interest as of December 31, 2011 and 2010 of approximately $86 million and $84 million, respectively, and carried an interest rate of 3.04% compounded semi-annually. The agreement extended the maturity date of the note to September 30, 2020 and modified the interest rate to 1.19% per annum. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

At December 31, 2011, the Company had cash and cash equivalents and short term securities of approximately $19 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

In October 2011, the Company sold an approximate 68 acre gulch property located adjacent to the Waikele Golf course to an unaffiliated third party for $800 thousand, resulting in an approximate gain of $200 thousand. This was the Company’s last remaining property on Oahu other than several remnant parcels.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels and the sale of the golf course.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2011, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating approximately $1.4 million. Due to non-performance by the buyers, reserves were established for a substantial majority of the original balances. The Company closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285 thousand. The promissory note was paid in full the first week of May 2011.

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

2011 Compared to 2010

The increase in cash and cash equivalents and the related decrease in short-term investments at December 31, 2011 as compared to December 31, 2010 is primarily the result of the proceeds from U.S. Government obligations that matured during 2011.

The decrease in property, net and the related increase in sales as of December 31, 2011 is primarily due to the sale of two lots during the first quarter of 2011.

Pension plan assets decreased as a result of benefits paid from plan assets and a decrease in the market values of the Company’s pension plan assets, as well as a decrease in the discount rate used to determine the plan’s benefit obligation.

The increase in accounts payable and accrued expenses at December 31, 2011 as compared to December 31, 2010 is due to the timing of submission for payment of recurring services.

Cost of sales decreased as of December 31, 2011 primarily due to the reduction of the carrying value of inventory of land held for sale to approximate the lower of carrying value or fair value less cost to sell that was recorded in 2010, which was reflected in cost of sales in 2010.

2010 Compared to 2009

Cost of sales increased as of December 31, 2010 primarily due to the reduction of the carrying value of inventory of land held for sale to approximate the lower of carrying value or fair value less cost to sell.

The decrease in interest and other income is due to the sale of the promissory note on the Waikele Golf Course during the second quarter of 2010.

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2011, 2010 and 2009 were 4.37%, 5.24%, and 5.77%, respectively, reflecting market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011,

    2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Managing Member and Stockholders

Kaanapali Land, LLC

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

March 29, 2012

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2011 and 2010

(Dollars in Thousands, except share data)

	2011	2010
Assets

Cash and cash equivalents	$14,419	11,729
Short-term investments	4,996	10,004
Receivables, Net	63	112
Property, Net	96,442	98,029
Pension plan assets	15,485	22,964
Other assets	1,377	1,859
	$132,782	144,697

Liabilities

Accounts payable and accrued expenses	$1,406	913
Deferred income taxes	18,275	19,383
Other liabilities	22,564	22,288

Total liabilities	42,245	42,584

Commitments and contingencies

Stockholders’ Equity

Common stock, at 12/31/11 and 12/31/10 Shares authorized – 4,500,000, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2011 and 2010, Class C shares issued and outstanding 52,000 in 2011 and 2010	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(11,147)	(6,374)
Accumulated earnings	96,213	103,016

Total stockholders’ equity	90,537	102,113

	$132,782	144,697

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Amounts)

	2011	2010	2009
Revenues:
Sales	$5,318	3,395	3,315
Interest and other income	175	742	1,380
	5,493	4,137	4,695

Cost and expenses:
Cost of sales	4,543	6,110	3,028
Selling, general and administrative	5,544	5,412	7,344
Depreciation and amortization	276	302	284
	10,363	11,824	10,656

Operating income (loss) before income taxes	(4,870)	(7,687)	(5,961)
Income tax benefit (expenses)	(1,933)	3,595	683
Income (loss)	(6,803)	(4,092)	(5,278)

Net income (loss)	$(6,803)	(4,092)	(5,278)

Net income (loss) per share – basic and diluted	$(3.69)	(2.22)	(2.88)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Comprehensive Income/ (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	$--	5,438	112,386	(14,259)	103,565

Share based compensation	--	33	--	--	33

Other comprehensive income, net of tax	--	--	--	8,366	8,366

Net loss	--	--	(5,278)	--	(5,278)

Balance at December 31, 2009	--	5,471	107,108	(5,893)	106,686

Other comprehensive loss, net of tax	--	--	--	(481)	(481)

Net loss	--	--	(4,092)	--	(4,092)

Balance at December 31, 2010	--	5,471	103,016	(6,374)	102,113

Other comprehensive income, net of tax	--	--	--	(4,773)	(4,773)

Net loss	--	--	(6,803)	--	(6,803)

Balance at December 31, 2011	$--	5,471	96,213	(11,147)	90,537

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(Dollars in Thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(6,803)	(4,092)	(5,278)
Adjustments to reconcile net loss to net cash used in operations:
Share based compensation	--	--	33
Property sales, disposals and retirements, net	1,674	--	--
Impairment loss	415	2,500	--
Pension plan assets	(346)	(546)	(279)
Depreciation and amortization	276	302	284
Deferred income taxes	1,944	(3,570)	(679)
Changes in operating assets and liabilities:
Receivables, net	49	8	(74)
Other assets	482	864	1,290
Accrued benefit obligation	--	(1,910)	(174)
Accounts payable, accrued expenses and other	769	(734)	(2,483)
Net cash used in operating activities	(1,540)	(7,178)	(7,360)

Cash flows from investing activities:
Property additions	(778)	(818)	(1,941)
Proceeds from short-term investments	15,000	--	--
Purchase of short-term investments	(9,992)	(10,004)	--
Proceeds from note receivable	--	12,793	457
Net cash provided by (used in) investing activities	4,230	1,971	(1,484)

Net increase (decrease) in cash and cash equivalents	2,690	(5,207)	(8,844)

Cash and cash equivalents at beginning of year	11,729	16,936	25,780

Cash and cash equivalents at end of year	$14,419	11,729	16,936

Cash received (paid) for income taxes	$--	--	--

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

In accordance with the Plan, approximately 1,793,000 Common Shares were issued all of which remained outstanding at December 31, 2011.

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

Subsequent Events

The Company has performed an evaluation of subsequent events from the date of the financial statements included in this annual report through the date of its filing with the SEC.

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

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements. The Company must provide additional disclosures regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. The guidance also provides clarification regarding levels of disaggregation and disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3. The additional disclosure requirements were effective for the Company beginning January 1, 2010, except for the additional disclosures regarding the roll forward of activity in Level 3 fair value measurements, which were effective January 1, 2011. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends current guidance found in ASC Topic 2020, Comprehensive Income (“ASC 220”). ASU 2011-05 requires entities to present comprehensive income in either (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. The provisions of ASU 2011-05 will be effective for the Company beginning with the first quarter of 2012.

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2011, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. In conjunction with two of the lots that closed in 2007, in addition to cash proceeds, the Company received promissory notes aggregating approximately $1,400. Due to non-performance by the buyers, reserves were established for a substantial majority of the original balances. The Company closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285. The promissory note was paid in full the first week of May 2011.

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

Recognition of Profit From Real Property Sales

For real property sales, profit is recognized in full when the collectability of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for full profit recognition, all or a portion of the profit is deferred until such requirements are met.

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

	2011	2010
Property, net:
Land	$93,317	94,408
Buildings	3,663	4,078
Machinery and equipment	3,935	3,740
	100,915	102,226
Accumulated depreciation	(4,473)	(4,197)

Property, net	$96,442	98,029

Inventory of land held for sale of approximately $26,000, $27,100 and $29,600, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2011, 2010 and 2009, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of land held for sale was reduced by $2,500 during the third quarter of 2010 to reflect the land held for sale at the lower of carrying value or fair value less costs to sell, primarily using a market approach to estimate fair value. The value adjustment is reflected in cost of sales in the consolidated statements of operations at December 31, 2010. No land is currently in use except for certain Kaanapali 2020 land that has been set aside for the Company's seed corn operations and certain acreage of coffee trees which are being maintained to support the Company's land development program.

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

Short-Term Investments

It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At December 31, 2011, short-term investments consist of $4,996 of such securities purchased in June 2011 maturing in May 2012. Additionally, the amortized discount of $5 at December 31, 2011 is reflected in interest and other income.

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2011 and 2010, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

A subsidiary of Kaanapali Land held a mortgage loan that was previously secured by the Waikele Golf Course. Interest on the principal balance accrued at an adjustable rate of prime plus 1%. The principal and accrued interest, which were prepayable, were due March 1, 2015. As a result of the sale of the Waikele Golf Course, the outstanding principal and accrued interest was reduced pursuant to a payment of $9,300 towards the note and accrued interest and the mortgage security was released. The note was satisfied in the third quarter of 2010, by the payment of $684 to such subsidiary from a portion of the proceeds from the Company’s sale of the promissory note provided by the purchaser of the Waikele Golf Course, as described above. The note had been eliminated in the consolidated financial statements because the obligor and maker are consolidated subsidiaries of Kaanapali Land.

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000, dated November 14, 2002. Such note was scheduled to mature on October 31, 2011, had an outstanding balance of principal and accrued interest as of December 31, 2011 and 2010 of approximately $86,100 and $84,100, respectively, and carries an interest rate of 3.04% compounded semi-annually. The agreement extended the maturity date of the note to September 30, 2020 and modified the interest rate to 1.19% per annum. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2011 and 2010, the Company leased various office spaces with average annual rental of approximately $27 and $47 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

(a) Pension Plan

As of December 31, 2011, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures: Valued at the closing price reported in the active market in which the mutual fund is traded.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Common and preferred stocks	$14,100	--	--	14,100
Corporate notes, bonds and debentures	8,200	--	--	8,200
Investment in partnerships	--	16,400	1,200	17,600
Investments in insurance companies	--	--	1,900	1,900
Investments in private equity funds	9,300	2,600	7,200	19,100
Cash and cash equivalents	200	--	--	200

Total Pension Plan assets at fair value	$31,800	19,000	10,300	61,100

Changes in Level 3 Investments

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2011:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total

Balance, beginning of year	$2,000	21,900	9,100	33,000
Net earned interest and realized/unrealized gains (losses)	100	--	100	200
Transfers in to Level 3	1,100	1,200	--	2,300
Transfers from Level 3	--	(21,900)	(9,000)	(30,900)
Purchases, sales, issuances and settlements (net)	(1,300)	--	7,000	5,700

Balance, end of year	$1,900	1,200	7,200	10,300

The following table sets forth by level, within the fair value hierarchy, the plan's assets at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Common and preferred stocks	$16,700	--	--	16,700
Corporate notes, bonds and debentures	16,800	--	--	16,800
Investment in partnerships	--	--	21,900	21,900
Investments in insurance companies	--	--	2,000	2,000
Investments in private equity funds	--	--	9,100	9,100
Cash and cash equivalents	200	--	--	200

Total Pension Plan assets at fair value	$33,700	--	33,000	66,700

Changes in Level 3 Investments

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2010:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total

Balance, beginning of year	$2,200	20,600	--	22,800
Net earned interest and realized/unrealized gains (losses)	200	1,300	300	1,800
Transfers in to Level 3	1,000	--	8,800	9,800
Purchases, sales, issuances and settlements (net)	(1,400)	--	--	(1,400)

Balance, end of year	$2,000	21,900	9,100	33,000

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2011, 2010 and 2009.

	2011	2010	2009

Benefit obligation at beginning of year	$43,771	42,390	44,971
Service cost	602	642	756
Interest cost	2,182	2,378	2,365
Actuarial (gain) loss	2,850	2,406	(1,782)
Benefits paid	(3,800)	(4,045)	(3,920)

Accumulated and projected benefit obligation at end of year	45,605	43,771	42,390

Fair value of plan assets at beginning of year	66,735	65,400	54,032
Transfer	--	--	5,791
Actual return on plan assets	(1,845)	5,380	9,497
Benefits paid	(3,800)	(4,045)	(3,920)

Fair value of plan assets at end of year	61,090	66,735	65,400

Funded status	15,485	22,964	23,010

Unrecognized net actuarial (gain) loss	18,238	10,447	9,856
Unrecognized prior service cost	35	1	2

Prepaid pension cost	$33,758	33,412	32,868

At December 31, 2011, approximately 20% of the plan's assets are invested in equity securities, 30% in fixed income funds and 50% in alternative strategies. The allocations are within Company's target allocations in association with the Company's investment strategy.

The components of the net periodic pension credit for the years ended December 31, 2011, 2010 and 2009 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2011	2010	2009

Service costs	$602	642	756
Interest cost	2,182	2,378	2,365
Expected return on plan assets	(4,065)	(4,522)	(4,515)
Recognized net actuarial loss	930	957	1,114
Amortization of prior service cost	5	1	1

Net periodic pension credit	$(346)	(544)	(279)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2011	2010	2009
As of January 1,

Discount rate	5.24%	5.77%	5.50%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7.0%	7.0%	7.0%

As of December 31,

Discount rate – net periodic pension credit	5.24%	5.77%	5.50%

Discount rate – accumulated benefit obligation	4.37%	5.24%	5.77%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7.0%	7.0%	7.0%

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

There was no contribution required in 2011 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts

2012	$3,726
2013	3,583
2014	3,427
2015	3,279
2016	3,156
2017-2021	14,323

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2011 and 2010:

	2011 Discount Rate	2011 Salary Increase	2010 Discount Rate	2010 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$(35)	2	(234)	1
Pension benefit obligation at year end	$(4,190)	8	(3,857)	4

Effect of a 1% decrease on:
Net periodic pension cost	$32	(1)	269	(1)
Pension benefit obligation at year end	$5,032	(6)	4,604	(3)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2011:

	1% Increase	1% Decrease

Net periodic pension cost	$(581)	581

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

The costs of post-retirement healthcare benefits for the year ended December 31, 2011, 2010 and 2009 were as follows:

	2011 Total	2010 Total	2009 Total

Service cost	$--	--	--
Interest cost	--	46	99
Amortization of net gain	--	(12)	(19)
Recognized settlement gain	--	--	--

Net periodic postretirement benefit cost/(income)	$--	34	80

The following table sets forth the plans' change in accumulated post-retirement benefit obligation and benefit cost as of December 31, 2011, 2010 and 2009 as follows:

	December 31,
	2011 Total	2010 Total	2009 Total

Benefit obligation at beginning of year	$--	1,713	1,932
Interest cost	--	--	99
Actuarial losses (gain)	--	--	(65)
Net benefits paid	--	--	(253)
Termination of plan	--	(1,713)	--

Benefit obligation at end of year	$--	--	1,713

Unrecognized gains and losses were amortized over the remaining life expectancy of all participating retirees.

The Company did not fund its postretirement healthcare plan. Accordingly, as of December 31, 2011, 2010 and 2009, the postretirement healthcare plan held no assets. The following table provides the change in plan assets for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009

Fair value of plan assets at beginning of year	$--	--	--
Company contributions	--	--	253
Plan participants’ contributions	--	--	483
Benefits paid	--	--	(736)

Fair value of plan assets at end of year	$--	--	--

A 7% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2009. The rate was assumed to decrease to 6% thereafter.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 5.77% as of December 31, 2009.

The calculation of the accumulated postretirement benefit cost or the net periodic postretirement benefit cost did not reflect the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") as the Company was unable to conclude whether the benefits provided by the plan are actually equivalent to Medicare Part D under the 2003 Medicare Act.

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2011 and 2010 are the following amounts that have not yet been recognized in net periodic pension/post retirement cost: unrecognized prior service costs of $35 ($21 net of tax), and $1 ($1 net of tax), respectively, and unrecognized actuarial loss of $18,273 ($11,147, net of tax) and $10,447 ($6,373, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $1,534 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $502 are consolidated in the Company's consolidated balance sheet.

(5) Stock Based Compensation

On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. The Class C Shares became 50% vested on April 15, 2008, and an additional 25% vested on December 31, 2008. The remaining 25% became vested on December 31, 2009. The Company recognized compensation expense of approximately $33 for stock based compensation for the twelve months ended December 31, 2009.

(6) Income Taxes

The Company's gross unrecognized tax benefits total approximately $1,367 and $1,931 at December 31, 2011 and 2010, respectively. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Consolidated Balance Sheets at December 31, 2011, 2010 and 2009 include $38, $49 and $68, respectively, accrued for the potential payment of interest and penalties.

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of:

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. federal	$--	1,740	1,740
State	--	193	193
	$--	1,933	1,933

Year ended December 31, 2010:
U.S. federal	$--	(3,236)	(3,236)
State	--	(359)	(359)
	$--	(3,595)	(3,595)

Year ended December 31, 2009:
U.S. federal	$--	(615)	(615)
State	--	(68)	(68)
	$--	(683)	(683)

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

	2011	2010	2009
Provision at statutory rate	$(1,701)	(2,680)	(2,085)
Increase (reduction) in income taxes resulting from:
Increase (reduction) in valuation allowance	3,506	(565)	1,774
Other, net	128	(350)	(372)

Total	$1,933	(3,595)	(683)

During the year ended December 31, 2011, the Company increased its valuation allowance by $3,506 due to the uncertainty regarding future valuation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2011, 2010 and 2009 are as follows:

	December 31,
	2011	2010	2009
Deferred tax assets:
Post retirement benefits	$--	--	(668)
Reserves related primarily to losses on divestitures	(7,682)	(7,806)	(7,566)
Loss carryforwards	(8,147)	(6,642)	(7,231)
Tax credit carryforwards	(2,777)	(2,777)	(2,752)
Other, net	(1,140)	(1,129)	(1,083)
Total deferred tax assets	(19,746)	(18,353)	(19,300)
Less – valuation allowance	12,924	(9,418)	9,983
Total deferred tax assets	(6,822)	(8,935)	(9,317)

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	18,264	18,568	22,810
Prepaid pension costs	6,833	9,750	9,768
Total deferred tax liabilities	25,097	28,318	32,578
Net deferred tax liability	$18,275	19,383	23,261

The Company at December 31, 2011 has net operating loss carryforwards ("NOLs") of approximately $45,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $18,000 originated in 2006 through 2010, and the state NOLs began to expire in 2010.

Federal tax return examinations have been completed for all years through 2005. In January 2008, the Company received notice from the IRS that their 2005 tax return had been selected for audit. The audit was completed with no changes to reported tax. The statutes of limitations with respect to the Company's taxes for 2008 and subsequent years remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company may be liable could be material.

(7) Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2011, 2010 and 2009 was approximately $21, $29 and $12, respectively, all of which was paid as of December 31, 2011.

The Company pays a non-accountable reimbursement of $30 per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2011.

The Company reimburses their affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2011. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2011, 2010 and 2009 were approximately $2,476, $2,471 and $2,422, respectively, of which approximately $973 was unpaid as of December 31, 2011.

(8) Commitments and Contingencies

At December 31, 2011, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company.

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

The Company received notice from the DLNR that it would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. Inspections were performed in April and October 2006 and again in March 2008 and July 2009. To date, the DLNR has cited certain maintenance deficiencies concerning two of the Company's reservoirs, consisting primarily of overgrowth of vegetation that make inspection difficult and could degrade the integrity of reservoir slopes and impact drainage. The DLNR has required the vegetation clean-up as well as the Company's plan for future maintenance, inspections and emergency response. Revised versions of the required plans were submitted to DLNR in December 2006. In October 2009, DLNR delivered an inspection report for one of these reservoirs to the Company which acknowledged the work done to date but required still more remediated action, and DLNR issued an amended report in March 2010. A final report on one such reservoir was received in August 2010 which essentially restated the March 2010 report for such reservoir. The Company has completed the work required by such report and continues its analysis with respect to the remaining items. In addition, the Company has submitted revisions to its emergency action plans for both reservoirs in accordance with revised DLNR requirements. Such reservoirs were again inspected in March 2011 and a report was secured in late April 2011. The reports acknowledged work done to date and also indicated certain corrective actions to be done on the reservoirs.

The DLNR categorizes each of the reservoirs as "high hazard" under State of Hawaii Administrative Rules and State Statutes concerning dam and reservoir safety. This classification, which bears upon government oversight and reporting requirements, may increase the cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. In April 2008, the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifications are warranted. The Company and DLNR continue to engage in dialogue concerning these matters (which have included further site visits by DLNR personnel).

In addition to the foregoing, the Company has received notice from DLNR that it intended to decommission a reservoir that is contained partly on DLNR land and partly on land owned by an unaffiliated third party, that was previously sold by the Company to such third party. Upon such sale, the Company reserved the right to use such reservoir and maintain it to the extent the Company determined to do so in its discretion. The Company has disclaimed any responsibility for the costs of rehabilitation and/or decommissioning and has determined not to expend funds there. DLNR has notified the third party owner that it may have liability for a portion of such decommissioning costs and such owner has notified DLNR that although it initially objected to the decommissioning of the reservoir, it has subsequently decided to withdraw its proposal for an alternative plan to maintain the function of the reservoir. There has been no further discussion about the responsibility for sharing of the costs of the closure. While the Company believes that it has defenses to any claims that may be made against it for such costs, there can be no assurance that such defenses will be successful or that the decommissioning of such reservoir will not have an adverse impact on the Company's other water rights and distributions operations. The DLNR and the third party owner have initiated the decommissioning of the reservoir.

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

(9) Business Segment Information

As described in Note 1, the Company operates in two business segments. Total revenues, operating profit, identifiable assets, capital expenditures, and depreciation and amortization by business segment are presented in the tables below. The $2,500 impairment charge for 2010 is shown in the Property segment.

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

52

	2011	2010	2009
Revenues:
Property	$2,562	1,450	1,037
Agriculture	2,877	2,201	2,485
Corporate	54	486	1,173
	$5,493	4,137	4,695

Operating income (loss):
Property	$(2,228)	(4,661)	(2,974)
Agriculture	(204)	926	(332)

Operating income (loss)	(2,432)	(3,735)	(3,306)

Corporate	(2,438)	(3,952)	(2,655)

Operating income (loss) from continuing operations before income taxes	$(4,870)	(7,687)	(5,961)

Identifiable Assets:
Property	$41,570	43,131	46,309
Agriculture	56,811	56,374	56,076

	98,381	99,505	102,385

Corporate	34,401	45,192	53,210

	$132,782	144,697	155,595

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2011	2010	2009
Capital Expenditures:
Property	$505	651	1,743
Agriculture	273	167	290
Corporate	--	--	--
	$778	818	2,033

Depreciation and Amortization:
Property	$75	91	94
Agriculture	201	211	190
Total	$276	302	284

(10) Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$(6,803)	(4,092)	(5,278)

Denominator:
Number of weighted average shares outstanding	1,845	1,845	1,832

Net income (loss) per share – basic and diluted	$(3.69)	(2.22)	(2.88)

As of December 31, 2011, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007.

(11) Supplementary Quarterly Data (Unaudited)

	2011
	At 3/31	At 6/30	At 9/30	At 12/31

Total revenues	$2,286	1,253	998	956

Net income (loss)	$(87)	(872)	(687)	(5,157)

Net income (loss) per Share – basic and diluted	$(0.05)	(0.47)	(0.37)	(2.80)

	2010
	At 3/31	At 6/30	At 9/30	At 12/31

Total revenues	$1,058	1,160	1,140	779

Net income (loss)	$(1,572)	673	(3,383)	190

Net income (loss) per Share – basic and diluted	$(0.85)	0.36	(1.83)	0.10

	2009
	At 3/31	At 6/30	At 9/30	At 12/31

Total revenues	$1,087	1,196	968	1,444

Net income (loss)	$(733)	(843)	(722)	(2,980)

Net income (loss) per Share – basic and diluted	$(0.40)	(0.46)	(0.39)	(1.63)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the accountants during the fiscal years 2011, 2010 and 2009.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

Name	Position Held with the Company

Gary Nickele	President and Chief Executive Officer
Stephen A. Lovelette	Executive Vice President
Gailen J. Hull	Senior Vice President and Chief Financial Officer

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

Gary Nickele (age 59) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois. Mr. Nickele's experience relative to JMB, the Company and Arvida Partners during the past five years has included overall responsibility for all legal matters, oversight of the operations of the Company and Arvida Partners, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

Stephen Lovelette (age 55) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

Gailen J. Hull (age 63) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Total ($)

Gary Nickele	President and	2011	180,000	100,000	N/A	280,000
	Chief Executive Officer	2010	180,000	100,000	N/A	280,000
		2009	180,000	100,000	N/A	280,000

Stephen A Lovelette	Executive Vice President	2011	255,000	100,000	N/A	355,000
		2010	255,000	100,000	N/A	355,000
		2009	255,000	100,000	N/A	355,000

Gailen J. Hull	Senior Vice President and	2011	175,000	50,000	N/A	225,000
	Chief Financial Officer	2010	175,000	50,000	N/A	225,000
		2009	175,000	50,000	N/A	225,000

(1) The Company does not have a compensation committee. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

(2) Includes CEO and all other executive officers.

(3) Salary and bonus amounts for Messrs. Nickele, Lovelette and Hull represent the portion of total compensation allocated and charged to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

                Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Shares owned directly (81.8% of the Common Shares) (1) (2)

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of March 15, 2012, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions

An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2011, 2010 and 2009 was approximately $21 thousand, $29 thousand and $12 thousand, respectively, all of which was paid as of December 31, 2011.

The Company pays a non-accountable reimbursement of approximately $30 thousand per month to JMB Realty Corporation in respect of general overhead expense, all of which was paid as of December 31, 2011.

The Company reimburses its affiliates for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC during 2011. The total costs for the years ended December 31, 2011, 2010 and 2009 was approximately $2.5 million, $2.5 million and $2.4 million, respectively, of which approximately $973 thousand was unpaid as of December 31, 2011.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2011, 2010 and 2009 were $249 thousand, $249 thousand and $249 thousand, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

The Company has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the managing member of the Company before the service is undertaken.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.
	2.1	Order Confirming Second Amendment Joint Plan of Reorganization Dated June 1, 2002, including as an exhibit thereto, the Second Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code incorporated herein by reference the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	2.2	Second Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference from the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

	10.1	Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

	10.2	Waikele Golf Course, LLC - Waikele Country Club, Inc. Property Purchase Agreement, as amended, dated October 29, 2008 filed on an exhibit to the Company's report on Form 10-Q (File No. 0-50273) filed on November 14, 2008 and hereby incorporated by reference.

	21.	List of Subsidiaries

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) is filed herewith.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

	32.	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

	(1)	Previously filed as exhibits to Amfac Hawaii, LLC's Registration Statement on Form S-1 (as amended) under the Securities Act of 1933 (File No. 33-24180) and hereby incorporated by reference.

(b)	No report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Member)

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President
Date:	March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President, Chief Accounting Officer and Chief Financial Officer
Date:	March 29, 2012

/s/ Gary Nickele
By:	Gary Nickele President and Chief Executive Officer
Date:	March 29, 2012

