Form 10-Q
period 2012-03-31
KAANAPALI LAND LLC
filed 2012-05-11
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Registrant's telephone number, including area code: 312-915-1987

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

Yes ☒    No ☐

As of March 31, 2012, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

1

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$12,668	$14,419
Short-term investments	4,998	4,996
Receivables, net	70	63
Property, net	96,555	96,442
Pension plan assets	15,870	15,485
Other assets	1,378	1,377
Total assets	$131,539	$132,782

Liabilities

Accounts payable and accrued expenses	$1,061	$1,406
Deferred income taxes	18,377	18,275
Other liabilities	22,240	22,564
Total liabilities	41,678	42,245

Stockholders’ Equity

Common stock, at 3/31/12 and 12/31/11 non par value
(Shares authorized – common shares 4,500,000, Class C shares 52,000, shares issued and outstanding
- common shares 1,792,613 and Class C shares 52,000)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(10,988)	(11,147)
Accumulated earnings	95,378	96,213
Total stockholders’ equity	89,861	90,537
Total liabilities and stockholders’ equity	$131,539	$132,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Dollars in Thousands, except per share data)

	2012	2011
Revenues:
Sales and rental revenues	$1,108	$2,245
Interest and other income	13	41
Total revenues	1,121	2,286
Cost and expenses:
Cost of sales	999	2,097
Selling, general and administrative	882	203
Depreciation and amortization	71	68
Total cost and expenses	1,952	2,368
Operating income (loss) from continuing operations before income taxes	(831)	(82)

Income tax benefit (expense)	(4)	(5)

Net income (loss)	$(835)	$(87)

Net income (loss) per share - basic and diluted	$(0.45)	$(0.05)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Dollars in Thousands)

	2012	2011

Net income (loss)	$(835)	$(87)

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets	(260)	(235)
Other comprehensive income (loss), before tax	(260)	(235)

Income tax benefit (expense) related to items of other comprehensive income (loss)	101	92
Other comprehensive income (loss), net of tax	(159)	(143)

Comprehensive income (loss)	$(994)	$(230)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(Dollars in Thousands)

	2012	2011

Net cash provided by (used in) operating activities	$(1,567)	$776

Net cash provided by (used in) investing activities:
Property additions	(184)	(314)
Net cash provided by (used in) investing activities	(184)	(314)

Net increase (decrease) in cash and cash equivalents	(1,751)	462
Cash and cash equivalents at beginning of period	14,419	11,729

Cash and cash equivalents at end of period	$12,668	$12,191

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2011. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2011 Annual Report on Form 10-K.

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

In June 2011, the FASB issued guidance related to the presentation of comprehensive income which amends current guidance related to comprehensive income. This guidance requires entities to present comprehensive income in either (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. The provisions of this guidance was effective for the Company for the first quarter of 2012 and as a result, the Company included a separate statement.

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

Inventory of land held for sale, of approximately $26,000 and $26,000, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of land held for sale was reduced by $2,500 during 2010 to reflect the land held for sale at the lower of carrying value or fair value less costs to sell, primarily using a market approach to estimate fair value. No land is currently in use except for certain Kaanapali 2020 land that has been set aside for the Company's seed corn operations and certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

In October 2011, the Company sold an approximate 68 acre gulch property located adjacent to the Waikele Golf course to an unaffiliated third party for $800, resulting in an approximate gain of $200. This was the Company’s last remaining property on Oahu other than various remnant parcels.

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

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be achieved in future periods.

Short-Term Investments

It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At March 31, 2012, short-term investments consist of $4,998 of such securities purchased in June 2011 maturing in May 2012. Additionally, the amortized discount of $8 at March 31, 2012 is reflected in interest and other income.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2012, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. The Company closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285. The promissory note was paid in full the first week of May 2011.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2012 and December 31, 2011 of approximately $86,300 and $86,100, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2012 and 2011 are as follows:

	2012	2011
Service cost	$157	$152
Interest cost	478	547
Expected return on plan assets	(1,031)	(1,017)
Recognized net actuarial (gain) loss	261	235
Net periodic pension credit	$(135)	$(83)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2012 and December 31, 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $35 ($21 net of tax), respectively, and unrecognized actuarial loss of $10,188 ($6,215 net of tax) and $18,273 ($11,147 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the period ending March 31, 2012 are $1 ($1 net of tax) and $260 ($159 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $1,534 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $502 are consolidated in the Company's balance sheet.

(5)  Income Taxes

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total approximately $1,900 and $1,367 at March 31, 2012 and December 31, 2011, respectively. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 include $42 and $38, respectively, accrued for the potential payment of interest and penalties.

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

The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated during the three months ended March 31, 2012.

(6)  Commitments and Contingencies

At March 31, 2012, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

The deadline for filing proofs of claim with the bankruptcy court passed in April 2006. Prior to the deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224,000, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, the EPA and the U.S. Navy filed a joint proof of claim that seeks to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $260, and additional anticipated response costs of between approximately $2,760 and $11,450. The Company has accrued $2,760 for these costs included in other liabilities on the consolidated balance sheet. No specific justification of these costs, or what they are purported to represent, was included in the EPA/Navy proof of claim. Due to the insignificant amount of assets remaining in the debtor's estate, it is unclear whether the United States Trustee who has taken control of Oahu Sugar will take any action to contest the EPA/Navy claim, or how it will reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar.

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

Federal tax return examinations have been completed for all years through 2005. The statutes of limitations with respect to the Company's tax returns for 2008 and subsequent years remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	(Amounts in thousands, except per share amounts)
	2012	2011
Numerator:
Net income (loss)	$(835)	$(87)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share - basic and diluted	$(0.45)	$(0.05)

(8)  Business Segment Information

As described in Note 1, the Company operates in two business segments. Total revenues and operating profit by business segment are presented in the tables below.

Total revenues by business segment includes primarily (i) sales, all of which are to unaffiliated customers and (ii) interest income that is earned from outside sources on assets which are included in the individual industry segment's identifiable assets.

Operating income (loss) is comprised of total revenue less operating expenses. In computing operating income (loss), none of the following items have been added or deducted: general corporate revenues and expenses, interest expense and income taxes.

	2012	2011
Revenues:
Property	$424	$1,583
Agriculture	695	695
Corporate	2	8
	$1,121	$2,286

Operating income (loss):
Property	$(551)	$(244)
Agriculture	(78)	(84)
Operating income (loss)	(629)	(328)

Corporate income (loss)	(202)	246

Operating income (loss) from continuing operations before income taxes	$(831)	$(82)

The Company’s agricultural segment consists primarily of coffee and seed corn operations. Seed corn operations are under a contract with Monsanto Seed Company which is scheduled to expire on June 30, 2012. Monsanto has notified the Company that they intend to allow the contract to terminate on that date.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2012 and December 31, 2011 of approximately $86 million and $86 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents and short-term investments of approximately $18 million and $19 million, as of March 31, 2012 and December 31, 2011, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

In October 2011, the Company sold an approximate 68 acre gulch property located adjacent to the Waikele Golf course to an unaffiliated third party for $0.8 million, resulting in an approximate gain of $0.2 million. This was the Company’s last remaining property on Oahu other than various remnant parcels.

The Company's continuing operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2012, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. The Company closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285 thousand. The promissory note was paid in full the first week of May 2011.

The Company’s agricultural segment consists primarily of coffee and seed corn operations. Seed corn operations are under a contract with Monsanto Seed Company which is scheduled to expire on June 30, 2012. Monsanto has notified the Company that they intend to allow the contract to terminate on that date.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

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

The decrease in sales and cost of sales for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is due primarily to the sale of two lots during the first quarter of 2011.

The increase in selling, general and administrative expenses for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is due primarily to insurance recoveries received during the first quarter of 2011.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.  Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	May 11, 2012

