Form 10-Q
period 2012-06-30
KAANAPALI LAND LLC
filed 2012-08-13
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☒    No ☐

As of June 30, 2012, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

1

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$16,628	$14,419
Short-term investments	0	4,996
Receivables, net	78	63
Property, net	96,571	96,442
Pension plan assets	16,256	15,485
Other assets	1,382	1,377
Total assets	$130,915	$132,782

Liabilities

Accounts payable and accrued expenses	$711	$1,406
Deferred income taxes	18,479	18,275
Other liabilities	22,115	22,564
Total liabilities	41,305	42,245

Stockholders’ Equity

Common stock, at 6/30/12 and 12/31/11 non par value
(Shares authorized – common shares 4,500,000, Class C shares 52,000, shares issued and outstanding
- common shares 1,792,613 and Class C shares 52,000)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(10,830)	(11,147)
Accumulated earnings	94,969	96,213
Total stockholders’ equity	89,610	90,537
Total liabilities and stockholders’ equity	$130,915	$132,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Sales and rental revenues	$1,264	$1,227	$2,372	$3,472
Interest and other income	18	26	31	67
Total revenues	1,282	1,253	2,403	3,539
Cost and expenses:
Cost of sales	844	820	1,843	2,917
Selling, general and administrative	775	1,228	1,657	1,431
Depreciation and amortization	71	69	142	137
Total cost and expenses	1,690	2,117	3,642	4,485
Operating income (loss) from continuing operations before income taxes	(408)	(864)	(1,239)	(946)

Income tax benefit (expense)	(1)	(8)	(5)	(13)

Net income (loss)	$(409)	$(872)	$(1,244)	$(959)

Earnings per share – basic and diluted:
Net income (loss)	$(0.22)	$(0.47)	$(0.67)	$(0.52)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$(409)	$(872)	$(1,244)	$(959)

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets	(260)	(235)	(520)	(470)
Other comprehensive income (loss), before tax	(260)	(235)	(520)	(470)

Income tax expense related to items of other comprehensive income (loss)	102	91	203	183
Other comprehensive income (loss), net of tax	(158)	(144)	(317)	(287)

Comprehensive income (loss)	$(567)	$(1,016)	$(1,561)	$(1,246)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(Unaudited)

(Dollars in Thousands)

	2012	2011

Net cash provided by (used in) operating activities	$(2,520)	$(196)

Net cash provided by (used in) investing activities:
Property additions	(271)	(452)
Proceeds from short-term investments	5,000	0

Net increase (decrease) in cash and cash equivalents	2,209	(648)
Cash and cash equivalents at beginning of period	14,419	11,729

Cash and cash equivalents at end of period	$16,628	$11,081

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

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment formerly grew seed corn and soybeans under contract and remains engaged in farming and milling operations relating to the coffee orchards on behalf of the applicable land owners. The corn and soybean contract expired June 30, 2012. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii.

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

In June 2011, the FASB issued guidance related to the presentation of comprehensive income which amends current guidance related to comprehensive income. This guidance requires entities to present comprehensive income in either (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. The provisions of this guidance were effective for the Company for the first quarter of 2012 and as a result, the Company included a separate statement.

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

Inventory of land held for sale, of approximately $26,000 and $26,000, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively, and is carried at the lower of cost or net realizable value. No land is currently in use except for certain Kaanapali 2020 acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be achieved in future periods.

Short-Term Investments

It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. Prior to maturity in May 2012, the Company held short-term investments consisting of $5,000 of such securities purchased in June 2011.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2012, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. The Company closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285. The promissory note was paid in full the first week of May 2011.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2012 and December 31, 2011 of approximately $86,600 and $86,100, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$157	$152	$314	$304
Interest cost	478	547	956	1,094
Expected return on plan assets	(1,031)	(1,017)	(2,062)	(2,034)
Recognized net actuarial (gain) loss	261	235	521	470
Net periodic pension credit	$(135)	$(83)	$(271)	$(166)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2012 and December 31, 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $2 ($1 net of tax) and $35 ($21 net of tax), respectively, and unrecognized actuarial loss of $9,927 ($6,055 net of tax) and $18,273 ($11,147 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the six months ending June 30, 2012 are $2 ($1 net of tax) and $520 ($317 net of tax), respectively.

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

(5)  Income Taxes

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total $1,882 and $1,367 at June 30, 2012 and December 31, 2011, respectively. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 include $43 and $38, respectively, accrued for the potential payment of interest and penalties.

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

The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated during the six months ended June 30, 2012.

(6)  Commitments and Contingencies

At June 30, 2012, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(409)	$(872)	$(1,244)	$(959)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share
- basic and diluted	$(0.22)	$(0.47)	$(0.67)	$(0.52)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Property	$640	$325	$1,064	$1,908
Agriculture	640	921	1,335	1,616
Corporate	2	7	4	15
	$1,282	$1,253	$2,403	$3,539

Operating income (loss):
Property	$(137)	$(352)	$(688)	$(596)
Agriculture	(39)	127	(117)	43
Operating income (loss)	(176)	(225)	(805)	(553)

Corporate	(232)	(639)	(434)	(393)

Operating income (loss) from continuing operations before income taxes	$(408)	$(864)	$(1,239)	$(946)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee and seed corn operations. Seed corn operations were under a contract with Monsanto Seed Company which expired June 30, 2012.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2012 and December 31, 2011 of approximately $87 million and $86 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

In addition to such Secured Promissory Note, certain other subsidiaries of Kaanapali Land continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders of the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor KLC Subsidiaries, some of which have dissolved or are the subject of bankruptcy proceedings, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder or that in the aggregate will generate any material proceeds to the Company. Nevertheless, Kaanapali Land has submitted a claim in the Chapter 7 bankruptcy proceeding of Oahu Sugar in order that it may recover the assets remaining in the bankruptcy estate, if any, that become available for creditors of Oahu Sugar. Any amounts so received would not be material to the Company. The Company has commenced discussions with the United States Department of Justice on behalf of the EPA and the Navy (the only other claimant in the Oahu Sugar bankruptcy) concerning the potential for dividing such remaining assets and closing such bankruptcy case. There can be no assurance that such discussions will lead to a settlement acceptable to the Company. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

Those persons and entities that were not affiliated with the predecessor of Kaanapali Land and were holders of COLAs on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, represent approximately 9% of the ownership of the Company.

The Company had cash and cash equivalents and short-term investments of approximately $17 million and $19 million, as of June 31, 2012 and December 31, 2011, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2012, the Company has closed on the sale of eight lots at Kaanapali Coffee Farms. The Company closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285 thousand. The promissory note was paid in full the first week of May 2011.

The Company’s agricultural segment consists primarily of coffee and seed corn operations. Seed corn operations were under a contract with Monsanto Seed Company which expired June 30, 2012.

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

The decrease in short-term investments at June 30, 2012 as compared to December 31, 2011 is due to the maturity of U.S. Government obligations during the second quarter of 2012.

The decrease in accounts payable and accrued expenses at June 30, 2012 as compared to December 31, 2011 is due to the timing of submission for payment of recurring services.

The decrease in sales and cost of sales for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is due primarily to the sale of two lots during the first quarter of 2011.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is due primarily to the decrease in professional services during the second quarter of 2012.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	August 13, 2012

