Form 10-Q
period 2012-09-30
KAANAPALI LAND LLC
filed 2012-11-13
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☒    No ☐

As of September 30, 2012, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

1

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$16,193	$14,419
Short-term investments	0	4,996
Receivables, net	81	63
Property, net	96,027	96,442
Pension plan assets	16,641	15,485
Other assets	1,315	1,377
Total assets	$130,257	$132,782

Liabilities

Accounts payable and accrued expenses	$782	$1,406
Deferred income taxes	18,580	18,275
Other liabilities	21,761	22,564
Total liabilities	41,123	42,245

Stockholders’ Equity

Common stock, at 9/30/12 and 12/31/11 non par value
(Shares authorized – common shares 4,500,000, Class C shares 52,000, shares issued and outstanding
- common shares 1,792,613 and Class C shares 52,000)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(10,671)	(11,147)
Accumulated earnings	94,334	96,213
Total stockholders’ equity	89,134	90,537
Total liabilities and stockholders’ equity	$130,257	$132,782

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Sales and rental revenues	$1,238	$985	$3,610	$4,457
Interest and other income	38	13	69	80
Total revenues	1,276	998	3,679	4,537
Cost and expenses:
Cost of sales	1,389	812	3,232	3,729
Selling, general and administrative	449	832	2,106	2,263
Depreciation and amortization	72	70	214	207
Total cost and expenses	1,910	1,714	5,552	6,199
Operating income (loss) from continuing operations before income taxes	(634)	(716)	(1,873)	(1,662)

Income tax benefit (expense)	(1)	29	(6)	16

Net income (loss)	$(635)	$(687)	$(1,879)	$(1,646)

Earnings per share – basic and diluted:
Net income (loss)	$(0.35)	$(0.37)	$(1.02)	$(0.89)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$(635)	$(687)	$(1,879)	$(1,646)

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets	(261)	(236)	(781)	(706)
Other comprehensive income (loss), before tax	(261)	(236)	(781)	(706)

Income tax expense related to items of other comprehensive income (loss)	102	92	305	275
Other comprehensive income (loss), net of tax	(159)	(144)	(476)	(431)

Comprehensive income (loss)	$(794)	$(831)	$(2,355)	$(2,077)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

(Dollars in Thousands)

	2012	2011

Net cash provided by (used in) operating activities	$(2,860)	$(1,494)

Net cash provided by (used in) investing activities:
Property additions	(366)	(536)
Proceeds from short-term investments	5,000	0

Net increase (decrease) in cash and cash equivalents	1,774	(2,030)
Cash and cash equivalents at beginning of period	14,419	11,729

Cash and cash equivalents at end of period	$16,193	$9,699

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

In January 2010, the FASB issued guidance to improve disclosures about fair value measurements which provide additional disclosures regarding transfers in and out of levels 1 and 2, and activity in level 3 fair value measurements. The guidance also provides clarification regarding levels of disaggregation and disclosures about inputs and valuation techniques for both recurring and nonrecurring fair value measurements that fall in either level 2 or level 3. The additional disclosure requirements were effective for the Company beginning January 1, 2010, except for the additional disclosures regarding the roll forward of activity in Level 3 fair value measurements, which were effective January 1, 2011. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income which amends current guidance related to comprehensive income. This guidance requires entities to present comprehensive income in either (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income are required to be included in either presentation. The provisions of this guidance were effective for the Company for the first quarter of 2012 and as a result, the Company included a separate statement.

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

Inventory of land held for sale, of approximately $25,500 and $26,000, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively, and is carried at the lower of cost or net realizable value. No land is currently in use except for certain Kaanapali 2020 acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be achieved in future periods.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2012, the Company has closed on the sale of nine lots at Kaanapali Coffee Farms. The Company closed on a lot sale in September 2012. In addition, the Company closed on a subsequent lot sale in October 2012. The Company closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285. The promissory note was paid in full the first week of May 2011.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2012 and December 31, 2011 of approximately $86,800 and $86,100, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$157	$152	$471	$456
Interest cost	478	547	1,434	1,641
Expected return on plan assets	(1,031)	(1,017)	(3,093)	(3,051)
Recognized net actuarial (gain) loss	260	235	780	705
Net periodic pension credit	$(136)	$(83)	$(408)	$(249)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2012 and December 31, 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $3 ($2 net of tax) and $35 ($21 net of tax), respectively, and unrecognized actuarial loss of $9,667 ($5,897 net of tax) and $18,273 ($11,147 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the nine months ending September 30, 2012 are $3 ($2 net of tax) and $780 ($476 net of tax), respectively.

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

(5)  Income Taxes

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total $1,882 and $1,367 at September 30, 2012 and December 31, 2011, respectively. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 include $44 and $38, respectively, accrued for the potential payment of interest and penalties.

Federal tax return examinations have been completed for all years through 2005. The statutes of limitations with respect to the Company's taxes for 2009 and subsequent years remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated during the nine months ended September 30, 2012.

(6)  Transactions with Affiliates

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2012 and 2011. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2012 and 2011 were $1,195 and $1,869, respectively, of which approximately $170 was unpaid as of September 30, 2012.

(7)  Commitments and Contingencies

At September 30, 2012, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

Federal tax return examinations have been completed for all years through 2005. The statutes of limitations with respect to the Company's tax returns for 2009 and subsequent years remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

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

In 2012, the state issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain Certificates of Impoundment (“permits”) to operate and maintain dams. Obtaining such permits may involve further analysis of dam safety requirements which could result in significant and costly improvements which may be material to the Company.

In addition to the foregoing, the Company has received notice from DLNR that it intended to decommission a reservoir that is contained partly on DLNR land and partly on land owned by an unaffiliated third party, that was previously sold by the Company to such third party. Upon such sale, the Company reserved the right to use such reservoir and maintain it to the extent the Company determined to do so in its discretion. The Company has disclaimed any responsibility for the costs of rehabilitation and/or decommissioning and has determined not to expend funds there. DLNR has notified the third party owner that it may have liability for a portion of such decommissioning costs and such owner has notified DLNR that although it initially objected to the decommissioning of the reservoir, it has subsequently decided to withdraw its proposal for an alternative plan to maintain the function of the reservoir. There has been no further discussion about the responsibility for sharing of the costs of the closure. While the Company believes that it has defenses to any claims that may be made against it for such costs, there can be no assurance that such defenses will be successful or that the decommissioning of such reservoir will not have an adverse impact on the Company's other water rights and distribution operations. The DLNR and the third party owner have completed the decommissioning of the reservoir.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2012	2011	2012	2011
Numerator:
Net income (loss)	$(635)	$(687)	$(1,879)	$(1,646)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share
- basic and diluted	$(0.35)	$(0.37)	$(1.02)	$(0.89)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Property	$883	$284	$1,948	$2,192
Agriculture	392	710	1,727	2,326
Corporate	1	4	4	19
	$1,276	$998	$3,679	$4,537

Operating income (loss):
Property	$(267)	$(398)	$(447)	$(994)
Agriculture	(224)	24	(341)	67
Operating income (loss)	(491)	(374)	(788)	(927)

Corporate	(143)	(342)	(1,085)	(735)

Operating income (loss) from continuing operations before income taxes	$(634)	$(716)	$(1,873)	$(1,662)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2012 and December 31, 2011 of approximately $87 million and $86 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents and short-term investments of approximately $16 million and $19 million, as of September 31, 2012 and December 31, 2011, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2012, the Company has closed on the sale of nine lots at Kaanapali Coffee Farms. The Company closed on a lot sale in September 2012. In addition, the Company closed on a subsequent lot sale in October 2012. The Company closed on the sale of two lots in 2011, one each in January and March. In conjunction with the sale of the lot that closed in March 2011, in addition to cash proceeds, the Company received a promissory note for $285 thousand. The promissory note was paid in full the first week of May 2011.

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

The decrease in short-term investments at September 30, 2012 as compared to December 31, 2011 is due to the maturity of U.S. Government obligations during the second quarter of 2012.

The decrease in accounts payable and accrued expenses at September 30, 2012 as compared to December 31, 2011 is due to the timing of submission for payment of recurring services.

The increase in sales and cost of sales for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is due primarily to the lot sale during the third quarter of 2012. The decrease in sales and cost of sales for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is due primarily to the sale of two lots during the first quarter of 2011.

The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 is due primarily to the decrease in professional services during the third quarter of 2012.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	November 13, 2012

