Form 10-K
period 2012-12-31
KAANAPALI LAND LLC
filed 2013-03-27
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

For the fiscal year ended December 31, 2012	Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

As of March 1, 2013, the registrant had approximately 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. As of December 31, 2012, the Company had approximately 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

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

Kaanapali 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located in the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of residential units and some commercial and recreational development sites, as well as affordable housing. While the oceanfront resort properties have been sold, most of the other Kaanapali 2020 lands continue to be owned by the Company. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan and the Wainee development, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as a change of use, the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. In Hawaii, the governmental entities have the right to impose limits or controls on growth in their communities through restrictive zoning, density reduction, impact fees and development requirements, which may materially affect utilization of the land and the costs associated with developing the land. In addition, Maui County requires, among other things, that up to fifty percent of new residential units qualify as affordable housing and therefore be sold at below market prices which could adversely affect the profitability of future projects and render them unfeasible. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 lands that have sufficient entitlements to commence development are those in Phase I of the Kaanapali Coffee Farms development and the Puukolii Village development, as described below.

The current regulatory approval process for a development project takes a number of years or more and involves substantial expense. The applications generally require the submission of comprehensive plans that involve the use of consultants and other professionals. A substantial portion of the Company's Kaanapali 2020 land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. There is no assurance that all necessary approvals and permits will be obtained with respect to the current projects or future projects of the Company. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous groups including Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Any such group with standing can challenge submitted applications, which may substantially delay the process. Generally, once the applications are deemed acceptable, the various governing agencies involved in the entitlement process commence consideration of the requested entitlements. The applicable agencies often impose conditions, which may be costly and time consuming, on any approvals of the entitlements. The substantial time and expense of obtaining entitlements and the uncertainty of success in obtaining the entitlements could have a material adverse effect on the Company's success.

At the state level, all land in Hawaii is divided into four land use classifications: urban, rural, agricultural and conservation. The majority of the Kaanapali 2020 Development Plan land is currently classified as either agricultural or conservation.

A relatively small portion (approximately 300 acres) of the Kaanapali 2020 Development Planning area owned by the Company, known as Puukolii Village, comprised of two parcels known as the Puukolii Triangle and Puukolii Mauka, received entitlements in 1993 under the terms of a superseded law that fast tracked entitlements for planned mixed use developments that contained the requisite percentage of affordable housing units. The requirements imposed on the Company relative to these entitlements proved uneconomic and thus the developments were not pursued. The Company proposed revisions to the development agreement with the applicable state agencies which were accepted, and is beginning to plan for the development of the Puukolii Mauka area, which will, if ultimately developed, include certain affordable and market housing units, a small commercial area, a school, a park and associated improvements. In January 2009 the Company received approval of its proposed revisions to the development agreement.

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

During 2012, Maui County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas with the result that the Kaanapali 2020 Development Plan and Wainee Development Plan are both within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to reclassification of some of the land to urban, appropriate designation under community and/or development plans and the appropriate County zoning designation. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies.

In connection with seeking approvals from regulatory authorities of the Kaanapali 2020 Development Plan, the Company may be required to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee/affordable housing units and to make other concessions, monetary or otherwise. The ability of the Company to perform its development activities may also be adversely affected by restrictions that may be imposed by government agencies and the surrounding communities because of inadequate public facilities, such as roads, water management areas and sewer facilities, and by local opposition to continued growth. However, as part of the Kaanapali 2020 Development Plan, the Company has included a number of community members and local government officials in the development planning process and has earned significant community support for its preliminary Kaanapali 2020 and Wainee development plans. It also believes that it enjoys general local community support for its new Puukolii Mauka concept. The Company hopes that carrying on with this process will continue to generate substantial support from local government and the community for the Company's development plans.

There can be no assurance that all necessary approvals will be obtained, that modifications to those plans will not require additional approvals, or that such additional approvals will be obtained, nor can there be any assurance as to the timing of such events.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2012, the Company has closed on the sale of ten lots at Kaanapali Coffee Farms including two in 2012 and two in 2011. The Company also closed on one lot sale in each of January and February 2013.

Other Maui Property. The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned for industrial development. This is the former site of Pioneer Mill's sugar mill on Maui and continues to be the site of the coffee mill operation. In addition, portions of this parcel are subject to various short-term license agreements with third parties that generate minor amounts of income for the Company. Pioneer Mill is currently evaluating strategic options relating to this site.

The Company also owns several parcels, known collectively as the "Wainee Lands", which are located in Lahaina south of the mill site. The Wainee Lands include approximately 235 acres and are primarily classified and zoned for agricultural use and will need to obtain land use and zoning reclassification in order to proceed with any development. As noted previously, Wainee Lands have been included in the Maui County General Plan. The Company is conducting various meetings with the West Maui community, public officials and consultants to determine a plan for a portion of their lands. While it is likely that this development, if pursued, will contain a significant affordable housing component as required by county ordinance, the Company believes that these lands may be available for a number of uses compatible with the close proximity of them to the center of Lahaina, including both affordable and market housing and certain recreational and service uses. Therefore, the Company is considering several options for this land. The Company has been engaged in numerous legal actions to perfect title to its Wainee lands as a necessary predicate to such development. Such cases have generally been contested and, while the Company has been successful in the cases completed so far, a small number of them have survived summary judgment motions by the Company. In the future, any cases that survive summary judgment may ultimately require trials at uncertain additional cost and time to completion. As of the date hereof, one case has been tried and was decided in favor of the Company. This case and one other that was decided in the Company's favor on summary judgment have been appealed by certain defendants, but those appeals were either dismissed or decided in the Company's favor. At this time, no such cases are in a posture beyond summary judgment or on appeal. There can be no assurance that any of these actions, whether now decided, still pending or yet to be filed, will regardless of their outcome permit the Wainee development to go forward on an economic basis.

Agriculture

Historic Operations. A significant portion of the Company's revenues were formerly derived from agricultural operations primarily consisting of the cultivation, milling and sale of raw sugar. The last remaining operating sugar plantation of the Company, owned by a subsidiary of Kaanapali Land, was shut down at the end of 2000.

Coffee Operations. Agricultural operations now consist of cultivation, milling and sale of coffee. The Company has entered into certain consulting and marketing arrangements in this regard.

Seed Crop Operations. The Company's seed crop operations (primarily corn but also other crops such as soy beans) were located on former Maui sugar lands that are now part of the Kaanapali 2020 area. The Company earned a modest income, under a contract with Monsanto Seed Company to grow seed corn according to Monsanto's specifications. The contract expired June 30, 2012. The Company is exploring alternative agricultural operations, but there can be no assurances that replacement operations at any level will result.

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

Employees

At March 1, 2013, Kaanapali Land and its subsidiaries had employed approximately 20 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

The international credit crisis, which has resulted in both national and global economic downturns, has had a significant adverse impact on the Hawaiian economy since the second half of 2008 and through 2012. There continues to be market uncertainty in the housing market although declining home values may be stabilizing. A continuation or further weakening of the Maui real estate market may negatively impact the Company.

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

Government Regulations and Approvals

The current regulatory approval process for a project can take many years and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitlements are extremely difficult to obtain in Hawaii. Many different agencies at the state and county level are involved in the entitlement process. There is often significant opposition from numerous groups - including Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Certain ordinances adopted by the County of Maui have placed additional requirements on developers, some of which may be difficult or expensive to satisfy. Other proposed ordinances that have not yet passed may place moratoria on new development. It is currently unknown to what extent new legislative initiatives will impact the cost or timing of the Company's planned developments.

Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and Community Plan amendments, as well as rezoning approvals. In January 2009 the Company received approval of revisions to its development plans for the Puukolii Village Mauka parcel. Entitlements for an agricultural subdivision were received during the first quarter of 2006. The Kaanapali 2020 Development Plan and the Wainee Lands are recognized within the urban growth areas identified in the growth maps of the Maui County General Plan. Approximately 1,500 acres of the Company's Maui land which is contiguous to Kaanapali 2020 land is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes most other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project and its existence is expected to influence obtaining the entitlements for the remaining land.

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

Risks Related to Hawaiian Real Estate and Development Markets

The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Mauka) and the development of the Wainee land, as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or pace of sales of properties or changes in costs of construction or development; increased government mandates; regulatory burdens, adverse changes in Hawaiian economic conditions, such as increased costs of labor, marketing and production, restricted availability of financing for either the Company or any prospective buyers; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; changes in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DNLR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in January 2013. To date, the DNLR has cited certain maintenance deficiencies concerning two of the Company’s reservoirs, relating to, among other things, overgrowth that could impact the inspection process, degrade the integrity of the reservoir slopes and impact drainage; leak detection; and erosion control. The DLNR has required vegetative clean-up and the Company’s plans for future maintenance, inspections, and emergency response. The Company has taken certain corrective actions and submitted revisions to its emergency action plans for both of its reservoirs in accordance with revised DLNR requirements. The January 2013 DLNR inspection reports relate to visual dam safety inspections of the Company’s reservoirs and contain a list of certain deficiencies, recommendations, and actions. The Company continues its analysis with respect to various items noted in the most recent inspection reports received from DLNR in April 2011 and January 2013, including certain findings and corrective actions noted therein.

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

Risks Relating to Agriculture

While agricultural revenues are relatively insignificant to the Company's financial success, competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it may lease to third parties for the production of agricultural products. The Company formerly earned a modest profit on its contract with Monsanto for the production of seed corn on a portion of its Kaanapali 2020 Development Plan land. The contract with Monsanto expired June 30, 2012. The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result. The Company incurs substantially all the risks relating to the cost of growing and maintaining the coffee trees and producing the coffee crop, as well as the market risk attendant to the sale of the crop.

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

Various events have negatively impacted the desire of people to travel. While this reluctance to travel has abated somewhat and the Hawaiian economy has rebounded, there is no assurance that future events will not occur that would again dampen the inflow of money to Hawaii. Also, the current credit and market crises have created severe recession conditions that likewise have reduced discretionary income and increased unemployment throughout the world, which again have negatively impacted travel to Hawaii and the market for real estate. Thus, it is clear that Hawaii is subject to higher risks than other portions of the United States due to its disproportionate reliance on air travel and tourism. The visitor industry is Hawaii's most important source of economic activity, accounting for more than a quarter of Gross State Product.

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

EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by CERCLA to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company.

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

On or about February 13, 2013, PM Land Company received demand to mediate a dispute arising in connection with the sale of lot in the Kaanapali Coffee Farms subdivision. PM Land currently retains the sum of $450,000 as a result of the sale to the claimants that did not proceed to closing. Claimants seek, among other things, cancellation of the contract, the return of the amounts of money still on deposit, treble damages, attorneys’ fees and costs. PM Land Company is contemplating a mediation of this matter in an attempt to determine if this dispute can be resolved, amicably. In the event this matter cannot be resolved amicably, claimants may proceed to file an arbitration demand. If claimants file a demand for arbitration or some other process, PM Land Company intends to defend itself, vigorously. While it cannot be assured, it is not anticipated that the amounts obtained in any such an arbitration or other venue, if successful, would have a material adverse effect on the Company.

The Company has received notice from DNLR that DNLR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in January 2013. To date, the DNLR has cited certain maintenance deficiencies concerning two of the Company’s reservoirs, relating to, among other things, overgrowth that could impact the inspection process, degrade the integrity of the reservoir slopes and impact drainage; leak detection; and erosion control. The DLNR has required vegetative clean-up and the Company’s plans for future maintenance, inspections, and emergency response. The Company has taken certain corrective actions and submitted revisions to its emergency action plans for both of its reservoirs in accordance with revised DLNR requirements. The January 2013 DLNR inspection reports relate to visual dam safety inspections of the Company’s reservoirs and contain a list of certain deficiencies, recommendations, and actions. The Company continues its analysis with respect to various items noted in the most recent inspection reports received from DLNR in April 2011 and January 2013, including certain findings and corrective actions noted therein.

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

Item 4. [ Reserved ]

Part II

Item 5.  Market Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2012 there were approximately 700 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual tax reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2012 and 2011 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Selected Financial Data

Kaanapali Land, LLC (a)(b)

For the years ended December 31, 2012, 2011, 2010, 2009 and 2008

(Dollars in Thousands Except Per Share Amounts)

	2012	2011	2010	2009	2008

Total revenues	$5,140	5,493	4,137	4,695	3,170

Net income (loss) from continuing operations	$(418)	(6,803)	(4,092)	(5,278)	(1,340)

Income (loss) from continuing operations per share – basic and diluted	$(0.23)	(3.69)	(2.22)	(2.88)	(0.73)

Total assets	$126,889	132,782	144,697	155,595	150,506

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2012 and 2011 of approximately $87 million and $86 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

At December 31, 2012, the Company had cash and cash equivalents and short term securities of approximately $14 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2012, the Company has closed on the sale of ten lots at Kaanapali Coffee Farms including two in 2012 and two in 2011. The Company also closed on one lot sale in each of January and February 2013.

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

2012 Compared to 2011

The decrease in short-term investments at December 31, 2012 as compared to December 31, 2011 is due to the maturity of U.S. Government obligations during the second quarter of 2012.

The decrease in other assets at December 31, 2012 as compared to December 31, 2012 is primarily due to benefit payments made related to the Rabbi Trust.

The decrease in accounts payable and accrued expenses at December 31, 2012 as compared to December 31, 2011 is due to the timing of submission for payment of recurring services.

The decrease in other liabilities at December 31, 2012 as compared to December 31, 2012 is primarily due to the settlement of certain reserves during fourth quarter 2012, which was reflected in selling, general and administrative expenses in 2012.

The decrease in sales as of December 21, 2012 is primarily due to the expiration of the seed corn contract with Monsanto Seed Company that expired on June 30, 2012.

The decrease in selling, general and administrative expenses as of December 31, 2012 is primarily due to the adjustment of certain reserves at December 31, 2012. The decrease is also is due to a decrease in payroll related expenses and professional services during 2012.

2011 Compared to 2010

The increase in sales as of December 31, 2011 is primarily due to the sale of two lots during the first quarter of 2011.

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2012, 2011 and 2010 were 3.75%, 4.37% and 5.24%, respectively, reflecting market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Managing Member and Stockholders

Kaanapali Land, LLC

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

March 27, 2013

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2012 and 2011

(Dollars in Thousands, except share data)

	2012	2011
Assets

Cash and cash equivalents	$14,270	14,419
Short-term investments	--	4,996
Property, net	95,535	96,442
Pension plan assets	16,154	15,485
Other assets	930	1,440
	$126,889	132,782

Liabilities

Accounts payable and accrued expenses	$557	1,406
Deferred income taxes	18,933	18,275
Other liabilities	17,222	22,564

Total liabilities	36,712	42,245

Commitments and contingencies

Stockholders’ Equity

Common stock, at 12/31/12 and 12/31/11 Shares authorized – 4,500,000, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2012 and 2011, Class C shares issued and outstanding 52,000 in 2012 and 2011	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(11,089)	(11,147)
Accumulated earnings	95,795	96,213

Total stockholders’ equity	90,177	90,537

	$126,889	132,782

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Amounts)

	2012	2011	2010
Revenues:
Sales	$4,761	5,318	3,395
Interest and other income	379	175	742
	5,140	5,493	4,137

Cost and expenses:
Cost of sales	4,252	4,543	6,110
Selling, general and administrative	382	5,544	5,412
Depreciation and amortization	286	276	302
	4,920	10,363	11,824

Operating income (loss) before income taxes	220	(4,870)	(7,687)
Income tax benefit (expenses)	(638)	(1,933)	3,595
Income (loss)	(418)	(6,803)	(4,092)

Net income (loss)	$(418)	(6,803)	(4,092)

Net income (loss) per share – basic and diluted	$(0.23)	(3.69)	(2.22)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Amounts)

	2012	2011	2010

Net income (loss)	$(418)	(6,803)	(4,092)

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets	96	(7,825)	(788)
Other comprehensive income (loss), before tax	96	(7,825)	(788)

Income tax expense related to items of other comprehensive income (loss)	(38)	3,052	307
Other comprehensive income (loss), net of tax	58	(4,773)	(481)

Comprehensive income (loss)	$(360)	(11,576)	(4,573)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre-hensive Income/ (Loss)	Total Stock-holders’ Equity
Balance at December 31, 2009	$--	5,471	107,108	(5,893)	106,686

Other comprehensive loss, net of tax	--	--	--	(481)	(481)

Net loss	--	--	(4,092)	--	(4,092)

Balance at December 31, 2010	--	5,471	103,016	(6,374)	102,113

Other comprehensive income, net of tax	--	--	--	(4,773)	(4,773)

Net loss	--	--	(6,803)	--	(6,803)

Balance at December 31, 2011	--	5,471	96,213	(11,147)	90,537

Other comprehensive income, net of tax	--	--	--	58	58

Net loss	--	--	(418)	--	(418)

Balance at December 31, 2012	$--	5,471	95,795	(11,089)	90,177

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(Dollars in Thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(418)	(6,803)	(4,092)
Adjustments to reconcile net loss to net cash used in operations:
Share based compensation	--	--	--
Property sales, disposals and retirements, net	1,045	1,674	--
Impairment loss	--	415	2,500
Pension plan assets	(573)	(346)	(546)
Depreciation and amortization	286	276	302
Deferred income taxes	620	1,944	(3,570)
Changes in operating assets and liabilities:
Other assets	506	531	872
Accrued benefit obligation	--	--	(1,910)
Accounts payable, accrued expenses and other	(6,191)	769	(734)
Net cash used in operating activities	(4,725)	(1,540)	(7,178)

Cash flows from investing activities:
Property additions	(424)	(778)	(818)
Proceeds from short-term investments	5,000	15,000	--
Purchase of short-term investments	--	(9,992)	(10,004)
Proceeds from note receivable	--	--	12,793
Net cash provided by investing activities	4,576	4,230	1,971

Net increase (decrease) in cash and cash equivalents	(149)	2,690	(5,207)

Cash and cash equivalents at beginning of year	14,419	11,729	16,936

Cash and cash equivalents at end of year	$14,270	14,419	11,729

Cash received (paid) for income taxes	$--	--	--

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

In accordance with the Plan, approximately 1,793,000 Common Shares were issued all of which remained outstanding at December 31, 2012.

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

In June 2011, the FASB issued guidance related to the presentation of comprehensive income, which amends current guidance related to comprehensive income. This guidance requires entities to present comprehensive income in either (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income are required to be included in either presentation. The provisions of this guidance were effective for the Company for the first quarter of 2012, and as a result, the Company included a separate statement.

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2012, the Company has closed on the sale of ten lots at Kaanapali Coffee Farms including two in 2012 and two in 2011. The Company also closed on one lot sale in each of January and February 2013.

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

	2012	2011
Property, net:
Land	$91,955	92,662
Buildings	3,688	3,688
Machinery and equipment	3,938	3,852
	99,581	100,202
Accumulated depreciation	(4,046)	(3,760)

Property, net	$95,535	96,442

Inventory of land held for sale of approximately $25,100, $26,000 and $27,100, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2012, 2011 and 2010, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of land held for sale was reduced by $2,500 during the third quarter of 2010 to reflect the land held for sale at the lower of carrying value or fair value less costs to sell, primarily using a market approach to estimate fair value. The value adjustment is reflected in cost of sales in the consolidated statements of operations at December 31, 2010. No land is currently in use except for certain Kaanapali 2020 acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Other Liabilities

Other liabilities are primarily comprised of reserves for losses, commitments and contingencies related to various divested assets or operations. These reserves include the estimated effects of certain asbestos related claims, certain lease and other real estate related guarantees and obligations, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation, investigation and potential remedial efforts in connection with environmental matters in the state of Hawaii, and reserves for potential income tax exposure generally associated with real estate operations. In late 2012, the Company made a final cash payment in settlement of a future real estate related obligation. As a result, a settlement gain, calculated as the excess of the reserved amount over cash paid, of approximately $3,000 is recognized as a reduction of selling, general and administrative. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its reserve amounts and adjusts such as it determines appropriate to reflect current information. Reference is made to Note 7, Commitments and Contingencies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Short-Term Investments

It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. Prior to maturity in May 2012, the Company held short term investments consisting of $5,000 of such securities purchased in June 2011.

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2012 and 2011, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2012 and 2011 of approximately $87,000 and $86,100, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2012 and 2011, the Company leased various office spaces with average annual rental of approximately $26 and $27 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

Pension Plan

As of December 31, 2012, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures: Valued at the closing price reported in the active market in which the mutual fund is traded.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total

Common and preferred stocks	$18,400	--	--	18,400
Corporate notes, bonds and debentures	5,600	--	--	5,600
Investment in partnerships	100	17,200	1,100	18,400
Investments in insurance companies	--	--	1,800	1,800
Investments in private equity funds	7,800	1,900	7,800	17,500
Cash and cash equivalents	300	--	--	300

Total Pension Plan assets at fair value	$32,200	19,100	10,700	62,000

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Common and preferred stocks	$14,100	--	--	14,100
Corporate notes, bonds and debentures	8,200	--	--	8,200
Investment in partnerships	--	16,400	1,200	17,600
Investments in insurance companies	--	--	1,900	1,900
Investments in private equity funds	9,300	2,600	7,200	19,100
Cash and cash equivalents	200	--	--	200

Total Pension Plan assets at fair value	$31,800	19,000	10,300	61,100

Changes in Level 3 Investments

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2012:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total

Balance, beginning of year	$1,900	1,200	7,200	10,300
Net earned interest and realized/unrealized gains (losses)	200	200	600	1,000
Transfers in to Level 3	1,000	500	--	1,500
Transfers from Level 3	(1,300)	(800)	--	(2,100)
Purchases, sales, issuances and settlements (net)	--	--	--	--

Balance, end of year	$1,800	1,100	7,800	10,700

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2011:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total

Balance, beginning of year	$2,000	21,900	9,100	33,000
Net earned interest and realized/unrealized gains (losses)	100	--	100	200
Transfers in to Level 3	1,100	1,200	--	2,300
Transfers from Level 3	--	(21,900)	(9,000)	(30,900)
Purchases, sales, issuances and settlements (net)	(1,300)	--	7,000	5,700

Balance, end of year	$1,900	1,200	7,200	10,300

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2012, 2011 and 2010.

	2012	2011	2010

Benefit obligation at beginning of year	$45,605	43,771	42,390
Service cost	627	602	642
Interest cost	1,881	2,182	2,378
Actuarial (gain) loss	1,660	2,850	2,406
Benefits paid	(3,959)	(3,800)	(4,045)

Accumulated and projected benefit obligation at end of year	45,814	45,605	43,771

Fair value of plan assets at beginning of year	61,090	66,735	65,400
Actual return on plan assets	4,837	(1,845)	5,380
Benefits paid	(3,959)	(3,800)	(4,045)

Fair value of plan assets at end of year	61,968	61,090	66,735

Funded status	16,154	15,485	22,964

Unrecognized net actuarial (gain) loss	18,146	18,238	10,447
Unrecognized prior service cost	31	35	1

Prepaid pension cost	$34,331	33,758	33,412

At December 31, 2012, approximately 22% of the plan's assets are invested in equity securities, 29% in fixed income funds, 44% in alternative strategies and 5% in cash. The allocations are within Company's target allocations in association with the Company's investment strategy.

The investment committee for the Pension Plan, acting as the Plan fiduciary, along with its third party fiduciary advisor, periodically reviews the performance of the Pension Plan’s investments and asset allocation. External investment managers managed the investments of the Pension Plan.

The components of the net periodic pension credit for the years ended December 31, 2012, 2011 and 2010 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2012	2011	2010

Service costs	$627	602	642
Interest cost	1,881	2,182	2,378
Expected return on plan assets	(4,101)	(4,065)	(4,522)
Recognized net actuarial loss	1,016	930	957
Amortization of prior service cost	4	5	1

Net periodic pension credit	$(573)	(346)	(544)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2012	2011	2010
As of January 1,

Discount rate	4.37%	5.24%	5.77%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7.0%	7.0%	7.0%

As of December 31,

Discount rate – net periodic pension credit	4.37%	5.24%	5.77%

Discount rate – accumulated benefit obligation	3.75%	4.37%	5.24%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7.0%	7.0%	7.0%

The above long-term rates of return were selected based on historical asset returns and expectations of future returns.

The Company amortizes acturial gains and losses as well as effects of changes in actuarial assumptions and plan provisions over a period no longer than the average expected mortality of participants in the pension plan.

The measurement date is December 31, the last day of the corporate fiscal year.

A comparison of the market value of the Pension Plan's net assets with the present value of the benefit obligations indicates the Company's ability at a point in time to pay future benefits. The fair value of the Pension Plan's assets available for benefits will fluctuate.

There was no contribution required in 2012 to the pension plan. Currently, there are no scheduled payments for future years. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts

2013	$3,657
2014	3,479
2015	3,324
2016	3,201
2017	3,065
2018-2022	13,843

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2012 and 2011:

	2012 Discount Rate	2012 Salary Increase	2011 Discount Rate	2011 Salary Increase
Effect of a 1% increase on:
Net periodic pension credit	$(18)	1	(35)	2
Pension benefit obligation at year end	$(4,287)	8	(4,190)	8

Effect of a 1% decrease on:
Net periodic pension credit	$8	(1)	32	(1)
Pension benefit obligation at year end	$5,165	(5)	5,032	(6)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2012:

	1% Increase	1% Decrease

Net periodic pension cost	$(585)	585

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2012 and 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $31 ($19, net of tax) and $35 ($21 net of tax), respectively, and unrecognized actuarial loss of $18,146 ($11,069, net of tax) and $18,238 ($11,125, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $928 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $242 are consolidated in the Company's consolidated balance sheet.

(5) Income Taxes

The Company's gross unrecognized tax benefits total approximately $1,372 and $1,367 at December 31, 2012 and 2011, respectively. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Consolidated Balance Sheets at December 31, 2012, 2011 and 2010 include $55, $38 and $49, respectively, accrued for the potential payment of interest and penalties.

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2012, 2011 and 2010 consists of:

	Current	Deferred	Total
Year ended December 31, 2012:
U.S. federal	$--	574	574
State	--	64	64
	$--	638	638

Year ended December 31, 2011:
U.S. federal	$--	1,740	1,740
State	--	193	193
	$--	1,933	1,933

Year ended December 31, 2010:
U.S. federal	$--	(3,236)	(3,236)
State	--	(359)	(359)
	$--	(3,595)	(3,595)
44

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

	2012	2011	2010
Provision at statutory rate	$71	(1,701)	(2,680)
Increase (reduction) in income taxes resulting from:
Increase (reduction) in valuation allowance	241	3,506	(565)
Other, net	326	128	(350)

Total	$638	1,933	(3,595)

During the year ended December 31, 2012, the Company increased its valuation allowance by $241 due to the uncertainty regarding future valuation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2012, 2011 and 2010 are as follows:

	December 31,
	2012	2011	2010
Deferred tax assets:
Post retirement benefits	$--	--	--
Reserves related primarily to losses on divestitures	(5,810)	(7,682)	(7,806)
Loss carryforwards	(10,030)	(8,147)	(6,642)
Tax credit carryforwards	(2,777)	(2,777)	(2,777)
Other, net	(892)	(1,140)	(1,129)
Total deferred tax assets	(19,509)	(19,746)	(18,353)
Less – valuation allowance	13,165	12,924	(9,418)
Total deferred tax assets	(6,344)	(6,822)	(8,935)

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	18,183	18,264	18,568
Prepaid pension costs	7,094	6,833	9,750
Total deferred tax liabilities	25,277	25,097	28,318
Net deferred tax liability	$18,933	18,275	19,383

The Company at December 31, 2012 has net operating loss carryforwards ("NOLs") of approximately $44,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $23,600 originated in 2006 and later years, and the state NOLs began to expire in 2010.

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

(6) Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2012, 2011 and 2010 was approximately $20, $21 and $29, respectively, all of which was paid as of December 31, 2012.

The Company reimburses their affiliates for general overhead expense and direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2012. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2012, 2011 and 2010 were approximately $1,517, $2,476 and $2,471, respectively, of which approximately $125 was unpaid as of December 31, 2012.

(7) Commitments and Contingencies

At December 31, 2012, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

On or about February 13, 2013, PM Land Company received demand to mediate a dispute arising in connection with the sale of lot in the Kaanapali Coffee Farms subdivision. PM Land currently retains the sum of $450,000 as a result of the sale to the claimants that did not proceed to closing. Claimants seek, among other things, cancellation of the contract, the return of the amounts of money still on deposit, treble damages, attorneys’ fees and costs. PM Land Company is contemplating a mediation of this matter in an attempt to determine if this dispute can be resolved, amicably. In the event this matter cannot be resolved amicably, claimants may proceed to file an arbitration demand. If claimants file a demand for arbitration or some other process, PM Land Company intends to defend itself, vigorously. While it cannot be assured, it is not anticipated that the amounts obtained in any such an arbitration or other venue, if successful, would have a material adverse effect on the Company.

The Company has received notice from DNLR that DNLR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in January 2013. To date, the DNLR has cited certain maintenance deficiencies concerning two of the Company’s reservoirs, relating to, among other things, overgrowth that could impact the inspection process, degrade the integrity of the reservoir slopes and impact drainage; leak detection; and erosion control. The DLNR has required vegetative clean-up and the Company’s plans for future maintenance, inspections, and emergency response. The Company has taken certain corrective actions and submitted revisions to its emergency action plans for both of its reservoirs in accordance with revised DLNR requirements. The January 2013 DLNR inspection reports relate to visual dam safety inspections of the Company’s reservoirs and contain a list of certain deficiencies, recommendations, and actions. The Company continues its analysis with respect to various items noted in the most recent inspection reports received from DLNR in April 2011 and January 2013, including certain findings and corrective actions noted therein.

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

	2012	2011	2010
Revenues:
Property	$3,044	2,562	1,450
Agriculture	2,073	2,877	2,201
Corporate	23	54	486
	$5,140	5,493	4,137

Operating income (loss):
Property	$(152)	(1,470)	(3,885)
Agriculture	(677)	(204)	926

Operating income (loss)	(829)	(1,674)	(2,959)

Corporate	1,049	(3,196)	(4,728)

Operating income (loss) from continuing operations before income taxes	$220	(4,870)	(7,687)

Identifiable Assets:
Property	$41,483	41,570	43,131
Agriculture	57,026	56,811	56,374

	98,509	98,381	99,505

Corporate	28,380	34,401	45,192

	$126,889	132,782	144,697

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment currently consists of coffee operations. Seed corn operations formerly were under a contract with Monsanto Seed Company which expired June 30, 2012.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2012	2011	2010
Capital Expenditures:
Property	$251	505	651
Agriculture	173	273	167
Corporate	--	--	--
	$424	778	818

Depreciation and Amortization:
Property	$61	75	91
Agriculture	225	201	211
Total	$286	276	302

(9) Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$(418)	(6,803)	(4,092)

Denominator:
Number of weighted average shares outstanding	1,845	1,845	1,845

Net income (loss) per share – basic and diluted	$(0.23)	(3.69)	(2.22)

As of December 31, 2012, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007.

(10) Supplementary Quarterly Data (Unaudited)

	2012
	At 3/31	At 6/30	At 9/30	At 12/31

Total revenues	$1,121	1,282	1,276	1,461

Net income (loss)	$(835)	(409)	(635)	1,461

Net income (loss) per Share – basic and diluted	$(0.45)	(0.22)	(0.35)	0.79

	2011
	At 3/31	At 6/30	At 9/30	At 12/31

Total revenues	$2,286	1,253	998	956

Net income (loss)	$(87)	(872)	(687)	(5,157)

Net income (loss) per Share – basic and diluted	$(0.05)	(0.47)	(0.37)	(2.80)

	2010
	At 3/31	At 6/30	At 9/30	At 12/31

Total revenues	$1,058	1,160	1,140	779

Net income (loss)	$(1,572)	673	(3,383)	190

Net income (loss) per Share – basic and diluted	$(0.85)	0.36	(1.83)	0.10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the accountants during the fiscal years 2012, 2011 and 2010.

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

Based on the Company's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

Gary Nickele (age 60) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois. Mr. Nickele's experience relative to JMB, the Company and Arvida Partners during the past five years has included overall responsibility for all legal matters, oversight of the operations of the Company and Arvida Partners, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

Stephen Lovelette (age 56) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

Gailen J. Hull (age 64) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Total ($)

Gary Nickele	President and	2012	180,000	10,000	N/A	190,000
	Chief Executive Officer	2011	180,000	100,000	N/A	280,000
		2010	180,000	100,000	N/A	280,000

Stephen A Lovelette	Executive Vice President	2012	200,000	25,000	N/A	225,000
		2011	255,000	100,000	N/A	355,000
		2010	255,000	100,000	N/A	355,000

Gailen J. Hull	Senior Vice President and	2012	175,000	15,000	N/A	190,000
	Chief Financial Officer	2011	175,000	50,000	N/A	225,000
		2010	175,000	50,000	N/A	225,000

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

Item 13. Certain Relationships and Related Transactions

An affiliated insurance agency, JMB Insurance Agency, Inc., earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2012, 2011 and 2010 was approximately $20 thousand, $21 thousand and $29 thousand, respectively, all of which was paid as of December 31, 2012.

The Company reimburses its affiliates for general overhead expense and direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC during 2011. The total costs for the years ended December 31, 2012, 2011 and 2010 was approximately $1.5 million, $2.5 million and $2.5 million, respectively, of which approximately $125 thousand was unpaid as of December 31, 2012.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

The aggregate audit fees incurred for professional services by Ernst and Young LLP ("E&Y") in 2012, 2011 and 2010 were $249 thousand, $249 thousand and $249 thousand, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

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

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Member)

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President
Date:	March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President, Chief Accounting Officer and Chief Financial Officer
Date:	March 27, 2013

/s/ Gary Nickele
By:	Gary Nickele President and Chief Executive Officer
Date:	March 27, 2013
61