Form 10-Q
period 2013-03-31
KAANAPALI LAND LLC
filed 2013-05-15
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of March 31, 2013, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

1

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$14,708	$14,270
Property, net	94,514	95,535
Pension plan assets	16,636	16,154
Other assets	1,178	930
Total assets	$127,036	$126,889

Liabilities

Accounts payable and accrued expenses	$327	$557
Deferred income taxes	19,012	18,933
Other liabilities	17,316	17,222
Total liabilities	36,655	36,712

Stockholders’ Equity

Common stock, at 3/31/13 and 12/31/12 non par value
(Shares authorized – common shares 4,500,000, Class C shares 52,000, shares issued and outstanding - common shares 1,792,613 and Class C shares 52,000)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(10,966)	(11,089)
Accumulated earnings	95,876	95,795
Total stockholders’ equity	90,381	90,177
Total liabilities and stockholders’ equity	$127,036	$126,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012

(Unaudited)

(Dollars in Thousands, except per share data)

	2013	2012
Revenues:
Sales and rental revenues	$2,239	$1,108
Interest and other income	437	13
Total revenues	2,676	1,121
Cost and expenses:
Cost of sales	1,878	999
Selling, general and administrative	678	882
Depreciation and amortization	58	71
Total cost and expenses	2,614	1,952
Operating income (loss) from continuing operations before income taxes	62	(831)

Income tax benefit (expense)	19	(4)

Net income (loss)	$81	$(835)

Earnings per share – basic and diluted:
Net income (loss)	$0.04	$(0.45)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	2013	2012

Net income (loss)	$81	$(835)

Other comprehensive loss:
Net unrealized losses on pension plan assets	(200)	(260)
Other comprehensive loss, before tax	(200)	(260)

Income tax expense related to items of other comprehensive income	78	101
Other comprehensive loss, net of tax	(122)	(159)

Comprehensive loss	$(41)	$(994)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	2013	2012

Net cash provided by (used in) operating activities	$518	$(1,567)

Net cash used in investing activities:
Property additions	(80)	(184)

Net increase (decrease) in cash and cash equivalents	438	(1,751)
Cash and cash equivalents at beginning of period	14,270	14,419

Cash and cash equivalents at end of period	$14,708	$12,668

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2012. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2012 Annual Report on Form 10-K.

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

Inventory of land held for sale, of approximately $24,000 and $25,100, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively, and is carried at the lower of cost or net realizable value. No land is currently in use except for certain Kaanapali 2020 acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be achieved in future periods.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2013, the Company has closed on the sale of twelve lots at Kaanapali Coffee Farms including two during first quarter 2013 and two in the first quarter of 2012. In addition, the Company closed on a subsequent lot sale in April 2013 and another in May 2013.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2013 and December 31, 2012 of approximately $87,100 and $87,000, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 are as follows:

	2013	2012
Service cost	$158	$157
Interest cost	411	478
Expected return on plan assets	(1,050)	(1,031)
Recognized net actuarial (gain) loss	200	261
Net periodic pension credit	$(281)	$(135)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2013 and December 31, 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $31 ($19 net of tax), respectively, and unrecognized actuarial loss of $17,976 ($10,966 net of tax) and $18,146 ($11,069 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three months ending March 31, 2013 are $1 ($1 net of tax) and $200 ($122 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $928 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $242 are consolidated in the Company's balance sheet.

(5)  Income Taxes

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total $1,828 and $1,372 at March 31, 2013 and December 31, 2012, respectively. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 include $36 and $55, respectively, accrued for the potential payment of interest and penalties.

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

The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated during the three months ended March 31, 2013.

(6)  Transactions with Affiliates

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2013 and 2012. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2013 and 2012 were $289 and $460, respectively, of which approximately $106 was unpaid as of March 31, 2013.

(7)  Commitments and Contingencies

At March 31, 2013, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	(Amounts in thousands, except per share amounts)
	2013	2012
Numerator:
Net income (loss)	$81	$(835)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share - basic and diluted	$0.04	$(0.45)

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

	2013	2012
Revenues:
Property	$2,315	$424
Agriculture	361	695
Corporate	0	2
	$2,676	$1,121

Operating income (loss):
Property	$704	$(551)
Agriculture	(339)	(78)
Operating income (loss)	365	(629)

Corporate income (loss)	(303)	(202)

Operating income (loss) from continuing operations before income taxes	$62	$(831)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations. Seed corn operations formerly were under a contract with Monsanto Seed Company which expired June 30, 2012.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2013 and December 31, 2012 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents and short-term investments of approximately $15 million and $14 million, as of March 31, 2013 and December 31, 2012, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2013, the Company has closed on the sale of twelve lots at Kaanapali Coffee Farms including two during first quarter 2013 and two in the first quarter of 2012. In addition, the Company closed on a subsequent lot sale in April 2013 and another in May 2013.

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

The decrease in accounts payable and accrued expenses at March 31, 2013 as compared to December 31, 2012 is due to the timing of submission for payment of recurring services.

The increase in sales and cost of sales for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is due primarily to the sale of two lots during the first quarter of 2013.

The increase in interest and other income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is due to an insurance reimbursement related to damaged property.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.  Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.  Exhibit

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	May 15, 2013

