Form 10-Q
period 2013-06-30
KAANAPALI LAND LLC
filed 2013-08-08
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ]    No [   ]

As of June 30, 2013, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

1

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$13,952	$14,270
Property, net	93,238	95,535
Pension plan assets	17,118	16,154
Other assets	1,588	930
Total assets	$125,896	$126,889

Liabilities

Accounts payable and accrued expenses	$450	$557
Deferred income taxes	19,090	18,933
Other liabilities	15,699	17,222
Total liabilities	35,239	36,712

Stockholders’ Equity

Common stock, at 6/30/13 and 12/31/12 non par value
(Shares authorized – common shares 4,500,000, Class C shares 52,000, shares issued and outstanding - common shares 1,792,613 and Class C shares 52,000)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(10,844)	(11,089)
Accumulated earnings	96,030	95,795
Total stockholders’ equity	90,657	90,177
Total liabilities and stockholders’ equity	$125,896	$126,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Sales and rental revenues	$1,358	$1,264	$3,597	$2,372
Interest and other income	28	18	465	31
Total revenues	1,386	1,282	4,062	2,403
Cost and expenses:
Cost of sales	1,871	844	3,749	1,843
Selling, general and administrative	(702)	775	(24)	1,657
Depreciation and amortization	58	71	116	142
Total cost and expenses	1,227	1,690	3,841	3,642
Operating income (loss) from continuing operations before income taxes	159	(408)	221	(1,239)

Income tax benefit (expense)	(5)	(1)	14	(5)

Net income (loss)	$154	$(409)	$235	$(1,244)

Earnings per share – basic and diluted:
Net income (loss)	$0.08	$(0.22)	$0.13	$(0.67)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$154	$(409)	$235	$(1,244)

Other comprehensive income (loss):
Net unrealized losses on pension plan assets	(201)	(260)	(401)	(520)
Other comprehensive loss, before tax	(201)	(260)	(401)	(520)

Income tax expense related to items of other comprehensive loss	78	102	156	203
Other comprehensive loss, net of tax	(123)	(158)	(245)	(317)

Comprehensive income (loss)	$31	$(567)	$(10)	$(1,561)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	2013	2012

Net cash used in operating activities	$(155)	$(2,520)

Net cash provided by (used in) investing activities:
Property additions	(163)	(271)
Proceeds from short-term investments	0	5,000

Net increase (decrease) in cash and cash equivalents	(318)	2,209
Cash and cash equivalents at beginning of period	14,270	14,419

Cash and cash equivalents at end of period	$13,952	$16,628

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

Inventory of land held for sale, of approximately $23,000 and $25,100, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively, and is carried at the lower of cost or net realizable value. The value of the inventory of property was reduced by $711 during the second quarter of 2013 to reflect the property at the lower of carrying value or fair value less costs to sell. The value adjustment is reflected in cost of sales in the consolidated statements of operations at June 30, 2013. No land is currently in use except for certain Kaanapali 2020 acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be achieved in future periods.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2013, the Company has closed on the sale of thirteen lots at Kaanapali Coffee Farms including three during 2013 and two in 2012. During July 2013, a lot was purchased from a previous buyer by the Company and is being held for resale. In conjunction with the sale of the lot that closed in April 2013, in addition to cash proceeds, the Company received a promissory note for $426, which is included in other assets in the consolidated balance sheet at June 30, 2013.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2013 and December 31, 2012 of approximately $87,200 and $87,000, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$157	$157	$315	$314
Interest cost	411	478	822	956
Expected return on plan assets	(1,051)	(1,031)	(2,101)	(2,062)
Recognized net actuarial (gain) loss	201	260	401	520
Net periodic pension credit	$(282)	$(136)	$(563)	$(272)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2013 and December 31, 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $2 ($1 net of tax) and $31 ($19 net of tax), respectively, and unrecognized actuarial loss of $17,776 ($10,844 net of tax) and $18,146 ($11,069 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the six months ending June 30, 2013 are $2 ($1 net of tax) and $401 ($245 net of tax), respectively.

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

(5)  Income Taxes

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total $1,828 and $1,372 at June 30, 2013 and December 31, 2012, respectively. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at June 30, 2013 and December 31, 2012 include $41 and $55, respectively, accrued for the potential payment of interest and penalties.

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

The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated during the three months ended June 30, 2013.

(6)  Transactions with Affiliates

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2013 and 2012. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2013 and 2012 were $585 and $688, respectively, of which approximately $129 was unpaid as of June 30, 2013.

(7)  Commitments and Contingencies

At June 30, 2013, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

On or about February 13, 2013, PM Land Company received demand to mediate a dispute arising in connection with the contract for sale of a lot in the Kaanapali Coffee Farms subdivision. PM Land held the sum of $450,000 as a result of the contract for sale to the claimants that did not proceed to closing. Claimants sought, among other things, cancellation of the contract, the return of the amounts of money still on deposit, treble damages, attorneys’ fees and costs. PM Land Company mediated, settled this matter and retained $150,000 of the deposit.

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

The DLNR categorizes each of the reservoirs as "high hazard" under State of Hawaii Administrative Rules and State Statutes concerning dam and reservoir safety. This classification, which bears upon government oversight and reporting requirements, may increase the cost of managing and maintaining these reservoirs in a material manner. The Company does not believe that this classification is warranted for either of these reservoirs and has initiated a dialogue with DLNR in that regard. In April 2008 the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifications are warranted. The Company and DLNR continue to engage in dialogue concerning these matters (which have included further site visits by DLNR personnel); however, it is unlikely that the “high hazard” designation will be changed.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2013	2012	2013	2012
Numerator:
Net income (loss)	$154	$(409)	$235	$(1,244)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share
- basic and diluted	$0.08	$(0.22)	$0.13	$(0.67)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Property	$1,103	$640	$3,418	$1,064
Agriculture	283	640	644	1,335
Corporate	0	2	0	4
	$1,386	$1,282	$4,062	$2,403

Operating income (loss):
Property	$(556)	$(137)	$148	$(688)
Agriculture	(311)	(39)	(650)	(117)
Operating income (loss)	(867)	(176)	(502)	(805)

Corporate	1,026	(232)	723	(434)

Operating income (loss) from continuing operations before income taxes	$159	$(408)	$221	$(1,239)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations. Seed corn operations formerly were under a contract with Monsanto Seed Company which contract expired June 30, 2012.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2013 and December 31, 2012 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $14 million and $14 million, as of June 30, 2013 and December 31, 2012, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2013, the Company has closed on the sale of thirteen lots at Kaanapali Coffee Farms including three during 2013 and two in 2012. During July 2013, a lot was purchased from a previous buyer by the Company and is being held for resale. In conjunction with the sale of the lot that closed in April 2013, in addition to cash proceeds, the Company received a promissory note for $426 thousand.

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

Property, net decreased and cost of sales increased as of June 30, 2013 due to the reduction of the value of inventory of property to approximate the lower of carrying value or fair value less cost to sell.

The increase in other assets at June 30, 2013 as compared to December 31, 2012 is primarily due to a promissory note received related to the sale of a lot in April 2013.

The decrease in other liabilities at June 30, 2013 as compared to December 31, 2012 is primarily due to the adjustment of certain reserves during second quarter 2013, which was reflected in selling, general and administrative expenses at June 30, 2013.

The increase in sales for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 is due to the sale of two lots during the first quarter and the sale of one lot during second quarter of 2013. No lots were sold in the first half of 2012. The increase in cost of sales is due to the lot sales in 2013 and the reduction in the value of inventory of property mentioned above.

The increase in interest and other income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is due to an insurance reimbursement related to damaged property.

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 is primarily due to the adjustment of certain reserves at June 30, 2013.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	August 8, 2013

