Form 10-Q
period 2013-09-30
KAANAPALI LAND LLC
filed 2013-11-14
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

As of September 30, 2013, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

1

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$11,654	$14,270
Property, net	93,739	95,535
Pension plan assets	17,600	16,154
Other assets	1,767	930
Total assets	$124,760	$126,889

Liabilities

Accounts payable and accrued expenses	$558	$557
Deferred income taxes	19,168	18,933
Other liabilities	14,988	17,222
Total liabilities	34,714	36,712

Stockholders’ Equity

Common stock, at 9/30/13 and 12/31/12 non par value
(Shares authorized – common shares 4,500,000, Class C shares 52,000, shares issued and outstanding - common shares 1,792,613 and Class C shares 52,000)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(10,722)	(11,089)
Accumulated earnings	95,297	95,795
Total stockholders’ equity	90,046	90,177
Total liabilities and stockholders’ equity	$124,760	$126,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Sales and rental revenues	$489	$1,238	$4,086	$3,610
Interest and other income	19	38	484	69
Total revenues	508	1,276	4,570	3,679
Cost and expenses:
Cost of sales	662	1,389	4,411	3,232
Selling, general and administrative	526	449	502	2,106
Depreciation and amortization	58	72	174	214
Total cost and expenses	1,246	1,910	5,087	5,552
Operating loss from continuing operations before income taxes	(738)	(634)	(517)	(1,873)

Income tax benefit (expense)	5	(1)	19	(6)

Net loss	$(733)	$(635)	$(498)	$(1,879)

Earnings per share – basic and diluted:
Net loss	$(0.40)	$(0.35)	$(0.27)	$(1.02)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(733)	$(635)	$(498)	$(1,879)

Other comprehensive income (loss):
Net unrealized losses on pension plan assets	(200)	(261)	(601)	(781)
Other comprehensive loss, before tax	(200)	(261)	(601)	(781)

Income tax expense related to items of other comprehensive loss	78	102	234	305
Other comprehensive loss, net of tax	(122)	(159)	(367)	(476)

Comprehensive loss	$(855)	$(794)	$(865)	$(2,355)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(Dollars in Thousands)

	2013	2012

Net cash used in operating activities	$(1,894)	$(2,860)

Net cash provided by (used in) investing activities:
Property additions	(722)	(366)
Proceeds from short-term investments	--	5,000

Net increase (decrease) in cash and cash equivalents	(2,616)	1,774
Cash and cash equivalents at beginning of period	14,270	14,419

Cash and cash equivalents at end of period	$11,654	$16,193

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

Property

The Company's significant property holdings are on the island of Maui consisting of approximately 4,000 acres, of which approximately 1,500 acres is classified as conservation land which precludes development. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

Inventory of land held for sale, of approximately $24,000 and $25,100, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively, and is carried at the lower of cost or net realizable value. The value of the inventory of property was reduced by $711 during the second quarter of 2013 to reflect the property at the lower of carrying value or fair value less costs to sell. The value adjustment is reflected in cost of sales in the consolidated statements of operations at September 30, 2013. Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be achieved in future periods.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2013, the Company sold thirteen lots at Kaanapali Coffee Farms including three during 2013 and two in 2012. The Company closed on the sale of two additional lots in October 2013. In conjunction with the sale of the lot that closed in April 2013, in addition to cash proceeds, the Company received a promissory note for $426, which is included in other assets in the consolidated balance sheet at September 30, 2013.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2013 and December 31, 2012 of approximately $87,500 and $87,000, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$157	$157	$472	$471
Interest cost	411	478	1,233	1,434
Expected return on plan assets	(1,051)	(1,031)	(3,151)	(3,093)
Recognized net actuarial (gain) loss	200	261	601	781
Net periodic pension credit	$(283)	$(135)	$(845)	$(407)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2013 and December 31, 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $3 ($2 net of tax) and $31 ($19 net of tax), respectively, and unrecognized actuarial loss of $17,576 ($10,721 net of tax) and $18,146 ($11,069 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the nine months ending September 30, 2013 are $3 ($2 net of tax) and $601 ($366 net of tax), respectively.

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

(5)  Income Taxes

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's gross unrecognized tax benefits total $1,436 and $1,372 at September 30, 2013 and December 31, 2012, respectively. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Consolidated Balance Sheets at September 30, 2013 and December 31, 2012 include $36 and $55, respectively, accrued for the potential payment of interest and penalties.

Federal tax return examinations have been completed for all years through 2005. The statutes of limitations with respect to the Company's taxes for 2010 and subsequent years remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

The Company has recorded a valuation allowance against any tax benefit or deferred tax asset generated during the three months ended September 30, 2013.

(6)  Transactions with Affiliates

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2013 and 2012. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2013 and 2012 were $874 and $1,195, respectively, of which approximately $135 was unpaid as of September 30, 2013.

(7)  Commitments and Contingencies

At September 30, 2013, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

Federal tax return examinations have been completed for all years through 2005. The statutes of limitations with respect to the Company's tax returns for 2010 and subsequent years remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income taxes have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2013	2012	2013	2012
Numerator:
Net loss	$(733)	$(635)	$(498)	$(1,879)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share
- basic and diluted	$(0.40)	$(0.35)	$(0.27)	$(1.02)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Property	$263	$883	$3,177	$1,948
Agriculture	244	392	1,392	1,727
Corporate	1	1	1	4
	$508	$1,276	$4,570	$3,679

Operating income (loss):
Property	$(434)	$(267)	$(790)	$(447)
Agriculture	(265)	(224)	(420)	(341)
Operating income (loss)	(699)	(491)	(1,210)	(788)

Corporate	(39)	(143)	693	(1,085)

Operating income (loss) from continuing operations before income taxes	$(738)	$(634)	$(517)	$(1,873)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2013 and December 31, 2012 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $12 million and $14 million, as of September 30, 2013 and December 31, 2012, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2013, the Company sold thirteen lots at Kaanapali Coffee Farms including three during 2013 and two in 2012. The Company closed on the sale of two additional lots in October 2013. In conjunction with the sale of the lot that closed in April 2013, in addition to cash proceeds, the Company received a promissory note for $426 thousand.

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

Property, net decreased and cost of sales increased as of September 30, 2013 due to the sale of three lots during 2013 and the reduction of the value of inventory of property to approximate the lower of carrying value or fair value less cost to sell.

The increase in other assets at September 30, 2013 as compared to December 31, 2012 is primarily due to a promissory note received related to the sale of a lot in April 2013.

The decrease in other liabilities at September 30, 2013 as compared to December 31, 2012 is primarily due to the adjustment of certain reserves during second quarter 2013, which was reflected in selling, general and administrative expenses at September 30, 2013.

The increase in sales for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is due to the sale of three lots during 2013 compared to one lot in 2012. The decrease in sales and cost of sales for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is due to no lot sales during the third quarter of 2013 as compared to one lot sale during the third quarter of 2012. The increase in costs of sales for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is due to the lot sales in 2013 and the reduction in the value of inventory of property mentioned above.

The increase in interest and other income for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is due to an insurance reimbursement related to damaged property.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is primarily due to the adjustment of certain reserves at September 30, 2013.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	November 14, 2013

