Form 10-K
period 2013-12-31
KAANAPALI LAND LLC
filed 2015-12-29
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

For the fiscal year ended December 31, 2013	Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[ X ]

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

As of November 1, 2015, the registrant had approximately 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. As of December 31, 2013, the Company had approximately 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its remaining operations. KLC Land conducts substantially all of its business through various subsidiaries. Those with remaining assets of significant net value include KLC Holding Corp. ("KLC"), Pioneer Mill Company, LLC ("PMCo"), Kaanapali Land Management Corp. ("KLM" fka Kaanapali Development Corp.), PM Land Company, LLC. and KCF-1, LLC. In 2013, the Kaanapali Coffee Farms Lot Owners’ Association was consolidated with the interests of third party owners reflected as non controlling interests.

All dollar amounts are in thousands of dollars unless otherwise noted.

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

Kaanapali 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located near to the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of resort recreation, residential units and some commercial and recreational development sites, as well as affordable housing. While the oceanfront resort properties have been sold, most of the other Kaanapali 2020 lands continue to be owned by the Company. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan and the Wainee development, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. In Hawaii, the governmental entities have the right to impose limits or controls on growth in their communities through restrictive zoning, density reduction, impact fees and development requirements, which may materially affect utilization of the land and the costs associated with developing the land. In addition, Maui County currently requires certain percentages and levels of affordability to be included in proposed residential developments or subdivisions of land, thereby affecting the feasibility of these projects. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 lands that have sufficient entitlements to commence development are those in Phase I of the Kaanapali Coffee Farms development and the Puukolii Village development, as described below.

The current regulatory approval process for a development project takes a number of years or more and involves substantial expense. The applications generally require the submission of comprehensive plans that involve the use of consultants and other professionals. A substantial portion of the Company's Kaanapali 2020 land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. There is no assurance that all necessary approvals and permits will be obtained with respect to the current projects or future projects of the Company. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous local groups, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Any such group with standing can challenge submitted applications, which may substantially delay the process. Generally, once the applications are deemed acceptable, the various governing agencies involved in the entitlement process commence consideration of the requested entitlements. The applicable agencies often impose conditions, which may be costly and time consuming, on any approvals of the entitlements. The substantial time and expense of obtaining entitlements and the uncertainty of success in obtaining the entitlements could have a material adverse effect on the Company's success.

At the state level, all land in Hawaii is divided into four land use classifications: urban, rural, agricultural and conservation. The majority of the Kaanapali 2020 Development Plan land is currently classified as either agricultural or conservation.

A relatively small portion (approximately 300 acres) of the Kaanapali 2020 Development Planning area owned by the Company, known as Puukolii Village, comprised of two parcels known as the Puukolii Triangle and Puukolii Mauka, received entitlements in 1993 under the terms of a superseded law that fast tracked entitlements for planned mixed use developments that contained the requisite percentage of affordable housing units. The requirements imposed on the Company relative to these entitlements proved uneconomic and thus the developments were not pursued. The Company proposed revisions to certain entitlement conditions as well as the development agreement with the applicable state agencies and is beginning to plan for the development of the Puukolii Mauka area, which will, if ultimately developed, include certain affordable and market housing units, a small commercial area, a school, a park and associated improvements. From 2007 through 2009, the Company received various approvals of its proposed revisions of entitlement conditions and of the development agreement.

Despite the hurdles mentioned above, the Company remains hopeful that it will generally be able to develop that portion of its land for which it can obtain classification as an urban district from the State Land Use Commission. However, it is uncertain whether the Company will be able to obtain all necessary entitlements or, if so, how long it will take, and it cannot be predicted what the market will be for such land (or the associated development costs) at such time. Conservation land is land that has been considered by the state as necessary for preserving natural conditions as well as to protect water resources and cannot be developed. Lands within agricultural and rural districts have limited development potential, especially as it relates to density and use. Pursuant to the Kaanapali 2020 Development Plan, the Company intends to apply to the State Land Use Commission for reclassification of a portion of the agricultural lands to urban, and perhaps some rural, but does not intend to apply for reclassification of the conservation lands.

During 2012, Maui County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas. The Company successfully lobbied the County of Maui to recognize the Kaanapali 2020 Development Plan and Wainee Development Plan within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to State Land Use reclassification of some of the land from agriculture to urban, appropriate designation under County community plan, and the appropriate County zoning designation included in the Maui County General Plan noting it as an urban growth area. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the 18.5 acre site. The option expires in September 2017. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health related facilities.

In October 2014, through a limited liability company of which KLMC was the manager, a sale was made to an unrelated third party of an approximate 7.65 acre parcel in West Maui commonly referred to as Lot 10-H. KLMC received proceeds from the sale of approximately $1,300.

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. The more significant portion remains uncompleted.

Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1.1 million of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6.7 million toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the sale of four lots sold in 2013, in addition to cash proceeds, the Company received promissory notes totaling $1,208, which are included in other assets in the consolidated balance sheet at December 31, 2013. As of December 31, 2013, the Company sold 18 of the 51 lots at Kaanapali Coffee Farms. In the first quarter of 2014, three additional lots were sold. In the second quarter of 2014, seven lots were sold and in the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of November 1, 2015, $1,208 remains outstanding.

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

On December 23, 2015 Pioneer Mill Company, LLC entered into a property purchase agreement with an unrelated third party for the sale of an approximate 19 acre site in Lahaina, known as the Pioneer Mill Site. The agreement, which calls for a purchase price of $20.5 million and has a scheduled closing date of April 30, 2016, has significant conditions to closing, including investigation and evaluation by the purchaser during the due diligence period. Accordingly there can be no assurance that the sale will be completed under the existing or any other terms. If the agreement is consummated, the Company will likely incur significant costs for the relocation of certain buildings and equipment on the property and be subject to certain warranties and representations that will survive the closing of the transaction. If closing were to occur, all net proceeds are expected to be retained by the Company for future working capital and other needs.

The Company also owns several parcels, known collectively as the "Wainee Lands", which are located in Lahaina south of the mill site. The Wainee Lands include approximately 235 acres and are classified and zoned for agricultural use and will need to obtain land use and zoning reclassification in order to proceed with any development. Most of the Wainee Lands have been included in the Maui County General Plan. The Company is conducting various meetings with the West Maui community, public officials and consultants to determine a plan for a portion of their lands. While it is likely that this development, if pursued, will contain a significant affordable housing component as required by county ordinance, the Company believes that these lands may be available for a number of uses compatible with the close proximity of them to the center of Lahaina, including both affordable and market housing and certain recreational and service uses. However, government planned infrastructure in this area is necessary, particularly a major storm drainage improvement referred to as the Lahaina Flood Control Channel, for which there is currently no government commitment of construction funding. Therefore, the Company is considering several options for this land. The Company has been engaged in numerous legal actions to quiet title to its Wainee lands as a necessary predicate to such development. While such cases have generally been contested, the Company has been successful in the cases completed so far. There can be no assurances that any actions, not yet filed, will permit the Wainee development to go forward on an economic basis.

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

Employees

At December 1, 2015, Kaanapali Land and its subsidiaries had employed 20 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

Maui's residential real estate market experienced a dramatic slow down beginning in the latter part of 2005. The international credit crisis resulted in both national and global economic downturns and had a significant adverse impact on the Hawaiian economy. Market conditions have moved in a positive direction in 2013 and to date in 2015, however, there can be no assurance that such conditions will continue. A weakening of the Maui real estate market would negatively impact the Company.

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

Government Regulations and Approvals

The current regulatory approval process for a project can take many years and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitlements are extremely difficult to obtain in Hawaii. Many different agencies at the state and county level are involved in the entitlement process. There is often significant opposition from numerous local groups - including environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Certain ordinances adopted by the County of Maui have placed additional requirements on developers, some of which may be difficult or expensive to satisfy. Other proposed ordinances that have not yet passed may place moratoria on new development. It is currently unknown to what extent new legislative initiatives will impact the cost or timing of the Company's planned developments.

Currently, Kaanapali Land is preparing applications for the necessary entitlements to carry out the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and Community Plan amendments, as well as rezoning approvals. In January 2009 the Company received approval of revisions to its development plans for the Puukolii Village Mauka parcel. Entitlements for an agricultural subdivision were received during the first quarter of 2006. The Kaanapali 2020 Development Plan and most of the Wainee Lands are recognized within the urban growth areas identified in the growth maps of the Maui County General Plan. Approximately 1,500 acres of the Company's Maui land which is contiguous to Kaanapali 2020 land is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes most other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project, allowing for the protection of water and other natural resources, and its existence is expected to influence obtaining the entitlements for the remaining land.

Environmental Matters

The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to such substances including asbestos related liabilities. Those laws and regulations often impose liability without regard to fault. The Company is now engaged in work at a site on the Waipio Peninsula consisting of, among other things, performing testing at the site pursuant to an order discussed in Item 3. Legal Proceedings. The Company believes that the cost of this work pursuant to the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurance that the cost of remediation of the site would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. With regard to other environmental matters as generally described in the risk factors set forth below, no assurance can be given that those matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Reference is made to Item 1A. Risk Factors and Item 3. Legal Proceedings for a description of certain legal proceedings related to environmental conditions.

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

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. Markets turned down significantly beginning in late 2005, which negatively impacted the volume of transactions completed in West Maui. The severe national and global recession had an adverse impact on the Hawaiian economy and adversely impacted the Company's pricing for its residential properties. The restricted availability of financing continues to negatively impact the number of lot sales to date and could continue to negatively impact the lot sales in the foreseeable future. A weakening of the Maui real estate market would negatively impact the Company. Market conditions have moved in a positive direction in 2013 and to date in 2015, however, there can be no assurance that such conditions will continue.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DNLR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in January 2013. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

Risks Relating to Agriculture

While agricultural operations are relatively insignificant to the Company's financial success, competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it may lease to third parties for the production of agricultural products. The Company formerly earned a modest profit on its contract with Monsanto for the production of seed corn on a portion of its Kaanapali 2020 Development Plan land. The contract with Monsanto expired June 30, 2012. The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result. The Company remains engaged in farming, harvesting and milling operations relating to coffee orchards. The Company incurs significant risks relating to the cost of growing and maintaining the trees and producing the crop, as well as the market risk attendant to the sale of the crop.

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

Various factors impact the desire of people to travel, particularly by air. Discretionary income and unemployment throughout the world also impact travel to Hawaii and the market for real estate. Thus, Hawaii is subject to higher risks than other portions of the United States due to its disproportionate reliance on air travel and tourism. The visitor industry is Hawaii's most important source of economic activity, accounting for a significant portion of Gross State Product.

Because of the foregoing considerations, it is clear that the risks associated with the large reliance by Hawaii on a visitor base, both from foreign countries and the United States mainland, will disproportionately impact the Company in future years, as market and visitation cycles play out.

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

Item 3. Legal Proceedings

Material legal proceedings of the Company are described below. Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. All other claims have been satisfied. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and may proceed. However, two such subsidiaries, Oahu Sugar Company, LLC (“Oahu Sugar”) and D/C Distribution Corporation (“D/C”), filed subsequent petitions for liquidation under Chapter 7 of the bankruptcy code in April 2005 and July 2007, respectively), as described below. As a consequence of the Chapter 7 filings, both subsidiaries are not under the control of the Company.

As a result of an administrative order issued to Oahu Sugar by the Hawaii Department of Health (“HDOH”), Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing might be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, the Environmental Protection Agency (“EPA”) issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar responded to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar. Counsel for the trustee, EPA, the Navy, and for Fireman’s Fund, one of Kaanapali Land’s insurers, are exploring ways in which to conclude the Oahu Sugar bankruptcy. There are no assurances that such an agreement can be reached.

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

EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the current order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. Currently, Kaanapali and the EPA are exchanging comments relative to further studies to be performed at the site, including a possible ecological risk assessment. Kaanapali expects that after a further review, the next phase is likely a consideration of the remedial alternatives for the Site.

On February 11, 2015, the Company filed a complaint for declaratory judgment, bad faith and damages against Fireman’s Fund Insurance Company (“Fireman’s Fund”) in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 15-1-0239-02, in connection with costs and expenses it has incurred or may incur in connection with the Waipio site. In the five-count complaint, the Company seeks, among other things, a declaratory judgment of its rights under various Fireman’s Fund policies and an order that Fireman’s Fund defend and indemnify Kaanapali Land from all past, present and future costs and expenses in connection with the site, including costs of investigation and defense incurred by Kaanapali and the professionals it has engaged. In addition, Kaanapali seeks general, special, and punitive damages, prejudgment and post judgment interest, and such other legal or equitable relief as the court deems just and proper. Fireman’s Fund has not yet filed a responsive pleading. There are no assurances of the amounts of insurance proceeds that may or may not be ultimately recovered.

Kaanapali Land, as successor by merger to other entities, and D/C Distribution Corporation ("D/C"), a subsidiary of Kaanapali Land, have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on the sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases has had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in this regard.

On February 12, 2014, counsel for Fireman’s Fund, the carrier that has been paying defense costs and settlements for the Kaanapali Land asbestos cases, stated that it would no longer advance fund settlements or judgments in the Kaanapali Land asbestos cases due to the pendency of the D/C and Oahu Sugar bankruptcies. In its communications with Kaanapali Land, Fireman’s Fund expressed its view that the automatic stay in effect in the D/C bankruptcy case bars Fireman’s Fund from making any payments to resolve the Kaanapali Land asbestos claims because D/C Distribution is also alleging a right to coverage under those policies for asbestos claims against it. However, in the interim, Fireman’s Fund advised that it presently intends to continue to pay defense costs for those cases, subject to whatever reservations of rights may be in effect and subject further to the policy terms. Fireman’s Fund has also indicated that to the extent that Kaanapali Land cooperates with Fireman’s Fund in addressing settlement of the Kaanapali Land asbestos cases through coordination with its adjusters, it is Fireman’s Fund’s present intention to reimburse any such payments by Kaanapali Land, subject, among other things, to the terms of any lift-stay order, the limits and other terms and conditions of the policies, and prior approval of the settlements. Kaanapali Land continues to pursue discussions with Fireman’s Fund in an attempt to resolve the issues, however, Kaanapali Land is unable to determine what portion, if any, of settlements or judgments in the Kaanapali Land asbestos cases will be covered by insurance.

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

Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code during July 2007, Case No. 07-12776. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing. Kaanapali Land filed claims in the D/C bankruptcy that aggregated approximately $26.8 million, relating to both secured and unsecured intercompany debts owed by D/C to Kaanapali Land. In addition, a personal injury law firm based in San Francisco that represents clients with asbestos-related claims, filed proofs of claim on behalf of approximately two thousand claimants. While it is not likely that a significant number of these claimants have a claim against D/C that could withstand a vigorous defense, it is unknown how the trustee will deal with these claims. It is not expected, however, that the Company will receive any material additional amounts in the liquidation of D/C.

On or about April 28, 2015, eight litigants who filed asbestos claims in California state court (hereinafter, “Petitioners”) filed a motion for relief from the automatic stay in the D/C bankruptcy (hereinafter “life stay motion”). Under relevant provisions of the bankruptcy rules and on the filing of the D/C bankruptcy action, all pending litigation claims against D/C were stayed pending resolution of the bankruptcy action. In their motion, Petitioners asked the bankruptcy court to lift the stay in the bankruptcy court to name D/C and/or its alternate entities as defendants in their respective California state court asbestos actions and to satisfy their claims against insurance policies that defend and indemnify D/C and/or their alternate entities. The Petitioner’s motion to lift stay thus in part has as an objective ultimate recovery, if any, from, among other things, insurance policy proceeds that were allegedly assets of both the D/C and Oahu Sugar bankruptcy estates. As noted above, Kaanapali, the EPA, and the Navy are claimants in the Oahu Sugar bankruptcy and the Fireman’s Fund policies are allegedly among the assets of the Oahu Sugar bankruptcy estate as well. For this and other reasons, Kaanapali, the EPA and the Navy opposed the motion to lift stay. After briefing and argument, on May 14, 2015, the United States Bankruptcy Court, for the Northern District of Illinois, Eastern Division, in In Re D/C Distribution, LLC, Bankruptcy Case No. 07-12776, issued an order lifting the stay. In the order, the court permitted the Petitioners to “proceed in the applicable nonbankruptcy forum to final judgment (including any appeals) in accordance with applicable nonbankruptcy law. Claimants are entitled to settle or enforce their claims only by collecting upon any available insurance Debtor’s liability to them in accordance with applicable nonbankruptcy law. No recovery may be made directly against the property of Debtor, or property of the bankruptcy estate.” Kaanapali, Fireman’s Fund, and the United States government on behalf of the EPA and the Navy have appealed the decision.

The attorneys for the trustee in the D/C bankruptcy have reached out to the various claimants noted above to determine if there is any interest in pursuing a global settlement of the claims in the Oahu Sugar and D/C bankruptcies insofar as the Fireman’s Fund insurance policies are concerned. If such discussions take place, they may involve some form of resolution of Kaanapali’s interest in various of the Fireman’s Fund insurance policies for Kaanapali’s various and future insurance claims. Kaanapali may consider entering into such discussions, but there is no assurance that such discussions will take place or prove successful in resolving any of the claims in whole or in part.

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

The Company has received notice from DNLR that DNLR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in January 2013. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. While payouts from various coverages are being sought and may be recovered in the future, no anticipatory amounts have been reflected in the Company’s consolidated financial statements.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market Registrant’s Common Equity, Related Stockholder Matters

               and Issuer Purchases of Equity Securities

As of December 31, 2013 there were approximately 688 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2013 and 2012 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Selected Financial Data

Kaanapali Land, LLC

For the years ended December 31, 2013, 2012, 2011, 2010 and 2009

(Dollars in Thousands Except Per Share Amounts)

	2013	2012	2011	2010	2009

Total revenues	$8,831	5,140	5,493	4,137	4,695

Net loss from continuing operations	$(2,815)	(418)	(6,803)	(4,092)	(5,278)

Net loss from continuing operations attributable to stockholders	$(2,964)	(418)	(6,803)	(4,092)	(5,278)

Loss from continuing operations per share – basic and diluted	$(1.61)	(0.23)	(3.69)	(2.22)	(2.88)

Total assets	$131,619	126,889	132,782	144,697	155,595

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2013 and 2012 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

At December 31, 2013, the Company had cash and cash equivalents and short term securities of approximately $13 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the 18.5 acre site. The option expires in September 2017. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health related facilities.

In October 2014, through a limited liability company of which KLMC was the manager, a sale was made to an unrelated third party of an approximate 7.65 acre parcel in West Maui commonly referred to as Lot 10-H. KLMC received proceeds from the sale of approximately $1,300.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the sale of four lots sold in 2013, in addition to cash proceeds, the Company received promissory notes totaling $1.2 million, which are included in other assets in the consolidated balance sheet of December 31, 2013. As of December 31, 2013, the Company sold 18 of the 51 lots at Kaanapali Coffee Farms. In the first quarter of 2014, three additional lots were sold. In the second quarter of 2014, seven lots were sold and in the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of November 1, 2015, $1.2 million remains outstanding.

On December 23, 2015 Pioneer Mill Company, LLC entered into a property purchase agreement with an unrelated third party for the sale of an approximate 19 acre site in Lahaina, known as the Pioneer Mill Site. The agreement, which calls for a purchase price of $20.5 million and has a scheduled closing date of April 30, 2016, has significant conditions to closing, including investigation and evaluation by the purchaser during the due diligence period. Accordingly there can be no assurance that the sale will be completed under the existing or any other terms. If the agreement is consummated, the Company will likely incur significant costs for the relocation of certain buildings and equipment on the property and be subject to certain warranties and representations that will survive the closing of the transaction. If closing were to occur, all net proceeds are expected to be retained by the Company for future working capital and other needs.

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

2013 Compared to 2012

The increase in restricted cash is due to the consolidation of the Kaanapali Coffee Farms Lot Owners’ Association.

The decrease in property, net and the related increases in sales and costs of sales as of December 31, 2013 is primarily due to the sale of nine lots during 2013. The decrease is also due to the value adjustment taken on the value of the inventory of property during the second quarter of 2013.

Pension plan assets increased as of December 31, 2013 as compared to December 31, 2012 as a result of an increase in the market values of the Company’s pension plan assets, as well as a decrease in the discount rate used to determine the plan’s benefit obligation.

The increase in other assets at December 31, 2013 as compared to December 31, 2012 is primarily due to promissory notes received related to lot sales during 2013.

The increase in other liabilities at December 31, 2013 as compared to December 31, 2012 is primarily due to the adjustment of certain contingency accruals during 2013, which is reflected in selling, general and administrative expenses at December 31, 2013.

2012 Compared to 2011

The decrease in sales as of December 21, 2012 is primarily due to the expiration of the seed corn contract with Monsanto Seed Company that expired on June 30, 2012.

The decrease in selling, general and administrative expenses as of December 31, 2012 is primarily due to the adjustment of certain contingency accruals at December 31, 2012. The decrease is also is due to a decrease in payroll related expenses and professional services during 2012.

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2013, 2012 and 2011 were 4.47%, 3.75% and 4.37%, respectively, reflecting market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP

Report of Independent Registered Public Accounting Firm, Ernst & Young LLP

Consolidated Balance Sheets, December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Managing Member and Stockholders

Kaanapali Land, LLC

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (the "Company") as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

December 29, 2015

Report of Independent Registered Public Accounting Firm

The Managing Member and Stockholders

Kaanapali Land, LLC

We have audited the accompanying consolidated balance sheet of Kaanapali Land, LLC and subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC and subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

March 27, 2013

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2013 and 2012

(Dollars in Thousands, except share data)

	2013	2012
Assets

Cash and cash equivalents	$13,140	14,270
Restricted cash	872	--
Property, net	90,792	95,535
Pension plan assets	24,891	16,154
Other assets	1,924	930
	$131,619	126,889

Liabilities

Accounts payable and accrued expenses	$399	557
Deposits and deferred gains	1,205	1,673
Deferred income taxes	21,612	18,933
Other liabilities	15,463	15,549

Total liabilities	38,679	36,712

Commitments and contingencies (Note 7)

Equity

Common stock, at 12/31/13 and 12/31/12 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2013 and 2012, Class C shares issued and outstanding 52,000 in 2013 and 2012	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(6,069)	(11,089)
Accumulated earnings	93,191	95,795

Stockholders’ equity	92,593	90,177

Non controlling interests	347	--

Total equity	92,940	90,177

	$131,619	126,889

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Amounts)

	2013	2012	2011
Revenues:
Sales	$8,209	4,761	5,318
Interest and other income	622	379	175
	8,831	5,140	5,493

Cost and expenses:
Cost of sales	7,653	4,252	4,543
Selling, general and administrative	4,347	382	5,544
Depreciation and amortization	232	286	276
	12,232	4,920	10,363

Operating income (loss) before income taxes	(3,401)	220	(4,870)
Income tax benefit (expense)	586	(638)	(1,933)

Net income (loss)	(2,815)	(418)	(6,803)

Less: Net income attributable to non controlling interests	149	--	--

Net income (loss) attributable to stockholders	$(2,964)	(418)	(6,803)

Net income (loss) per share – basic and diluted	$(1.61)	(0.23)	(3.69)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Amounts)

	2013	2012	2011

Net income (loss)	$(2,815)	(418)	(6,803)

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets	8,230	96	(7,825)
Other comprehensive income (loss), before tax	8,230	96	(7,825)

Income tax expense related to items of other comprehensive income (loss)	(3,210)	(38)	3,052
Other comprehensive income (loss), net of tax	5,020	58	(4,773)

Comprehensive income (loss)	$2,205	(360)	(11,576)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2010	$--	5,471	103,016	(6,374)	102,113	--	102,113

Other compre- hensive income, net of tax	--	--	--	(4,773)	(4,773)	--	(4,773)

Net loss	--	--	(6,803)	--	(6,803)	--	(6,803)

Balance at December 31, 2011	--	5,471	96,213	(11,147)	90,537	--	90,537

Other compre- hensive income, net of tax	--	--	--	58	58	--	58

Net loss	--	--	(418)	--	(418)	--	(418)

Balance at December 31, 2012	--	5,471	95,795	(11,089)	90,177	--	90,177

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	360	--	360	198	558

Other compre- hensive income, net of tax	--	--	--	5,020	5,020	--	5,020

Net loss	--	--	(2,964)	--	(2,964)	149	(2,815)

Balance at December 31, 2013	$--	5,471	93,191	(6,069)	92,593	347	92,940

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(2,815)	(418)	(6,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Proceeds from property sales	5,127	936	1,089
Gain/loss on property sales	(655)	109	585
Impairment loss	856	--	415
Pension plan assets	(507)	(573)	(346)
Depreciation and amortization	232	286	276
Deferred income taxes	(531)	620	1,944
Changes in operating assets and liabilities:
Restricted cash	(468)	--	--
Other assets	(981)	506	531
Accounts payable, accrued expenses, deposits, deferred gains and other	(690)	(6,191)	769
Net cash used in operating activities	(432)	(4,725)	(1,540)

Cash flows from investing activities:
Property additions	(817)	(424)	(778)
Effect of consolidating Kaanapali Coffee Farms Lot Owners’ Association	119	--	--
Proceeds from short-term investments	--	5,000	15,000
Purchase of short-term investments	--	--	(9,992)
Net cash provided by (used in) investing activities	(698)	4,576	4,230

Net increase (decrease) in cash and cash equivalents	(1,130)	(149)	2,690

Cash and cash equivalents at beginning of year	14,270	14,419	11,729

Cash and cash equivalents at end of year	$13,140	14,270	14,419

Cash received (paid) for income taxes	$--	--	--

Supplemental Non-Cash Investing Activities:

Amounts included in Proceeds from property sales include promissory notes of $1,208 at December 31, 2013.

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

In accordance with the Plan, approximately 1,793,000 Common Shares were issued all of which remained outstanding at December 31, 2013.

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

The accompanying consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessor (collectively, the "Company"), which include KLC Land and its wholly-owned subsidiaries. In 2013, the Kaanapali Coffee Farms Lot Owners’ Association was consolidated into the accompanying consolidated financial statements. The interests of third party owners are reflected as non controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation. All references to acres/acreage are unaudited.

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment formerly grew seed corn and soybeans under contract and remains engaged in farming, harvesting and milling operations relating to coffee orchards on behalf of the applicable land owners. The corn and soybean contract expired June 30, 2012. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 8.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash as of December 31, 2013 represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. At times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Subsequent Events

The Company has performed an evaluation of subsequent events from the date of the financial statements included in this annual report through the date of its filing with the SEC.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure obligations resulting from such joint and several liability arrangements, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. An entity is also required to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our Condensed Financial Statements.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Impact of Recently Issued Accounting Standards: In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). This update changes the requirements for reporting discontinued operations under Subtopic 205-20. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when either (i) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale, (ii) the component of an entity or group of components of an entity is disposed of by sale, or (iii) the component of an entity or group of components of an entity is disposed of other than by sale. The amendments in ASU 2014-08 improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The amendments in the update require additional disclosures about discontinued operations and disclosures related to the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The amendments in ASU 2014-08 are to be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has chosen not to early adopt the provisions under ASU 2014-08 and is currently evaluating the impact of adopting this new accounting standard.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under the Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was recently deferred and will now be effective at the beginning of our first quarter of fiscal year 2019. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In May 2015, the FASB issued Accounting Standards Update (ASU) 2015-07, Fair Value Measurement Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), as a new Topic, Accounting Standards Codification (ASC) Topic 820. Under this new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The only criterion for categorizing investments in the fair value hierarchy will be the observability of the inputs. This ASU is effective for annual periods beginning after December 15, 2015 and shall be applied retrospectively to all periods presented. The Company is currently evaluating the potential impact of adopting this new accounting standard.

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In conjunction with the sale of four lots sold in 2013, in addition to cash proceeds, the Company received promissory notes totaling $1,208, which are included in other assets in the consolidated balance sheet at December 31, 2013. As of December 31, 2013, the Company sold 18 of the 51 lots at Kaanapali Coffee Farms. In the first quarter of 2014, three additional lots were sold. In the second quarter of 2014, seven lots were sold and in the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of November 1, 2015, $1,208 remains outstanding.

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

Other revenues are recognized when delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

	2013	2012
Property, net:
Land	$88,133	91,955
Buildings	2,977	3,688
Machinery and equipment	3,960	3,938
	95,070	99,581
Accumulated depreciation	(4,278)	(4,046)

Property, net	$90,792	95,535

Inventory of land held for sale of approximately $21,300 and $25,100, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2013 and 2012, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of property was reduced by $856 during 2013 to reflect the property at the lower of carrying value or fair value less costs to sell. The value adjustment is reflected in cost of sales in the consolidated statements of operations at December 31, 2013. The impairment and land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Generally, no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Other Liabilities

Other liabilities are comprised of estimated liabilities for losses, commitments and contingencies related to various divested assets or operations. These estimated liabilities include the estimated effects of certain asbestos related claims, certain lease and other real estate related guarantees and obligations, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation, investigation and potential remedial efforts in connection with environmental matters in the state of Hawaii. In late 2012, the Company made a final cash payment in settlement of a future real estate related obligation. As a result, a settlement gain of approximately $3,000 is recognized in selling, general and administrative in 2012. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its reserve amounts and adjusts such as it determines appropriate to reflect current information. Reference is made to Note 7, Commitments and Contingencies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Short-Term Investments

It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. Prior to maturity in May 2012, the Company held short term investments consisting of $5,000 of such securities purchased in June 2011. The Company held no short-term investments as of December 31, 2013 or 2012.

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2013 and 2012, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2013 and 2012 of approximately $87,300 and $87,000, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2013 and 2012, the Company leased various office spaces with average annual rental of approximately $26 and $26 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2013, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures: Valued at the closing price reported in the active market in which the mutual fund is traded.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total

Common and preferred stocks	$20,500	--	--	20,500
Corporate notes, bonds and debentures	1,400	--	--	1,400
Investment in partnerships	--	19,500	6,700	26,200
Investments in insurance companies	--	--	1,600	1,600
Investments in private equity funds	--	6,500	9,600	16,100
Cash and cash equivalents	200	--	--	200

Total Pension Plan assets at fair value	$22,100	26,000	17,900	66,000

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total

Common and preferred stocks	$18,400	--	--	18,400
Corporate notes, bonds and debentures	5,600	--	--	5,600
Investment in partnerships	100	17,200	1,100	18,400
Investments in insurance companies	--	--	1,800	1,800
Investments in private equity funds	7,800	1,900	7,800	17,500
Cash and cash equivalents	300	--	--	300

Total Pension Plan assets at fair value	$32,200	19,100	10,700	62,000

Changes in Level 3 Investments

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2013:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total

Balance, beginning of year	$1,800	1,100	7,800	10,700
Net earned interest and realized/unrealized gains (losses)	100	1,400	700	2,200
Transfers in to Level 3	--	1,800	--	1,800
Transfers from Level 3	(1,100)	--	--	(1,100)
Purchases, sales, issuances and settlements (net)	800	2,400	1,100	4,300

Balance, end of year	$1,600	6,700	9,600	17,900

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2012:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total

Balance, beginning of year	$1,900	1,200	7,200	10,300
Net earned interest and realized/unrealized gains (losses)	200	200	600	1,000
Transfers in to Level 3	1,000	500	--	1,500
Transfers from Level 3	(1,300)	(800)	--	(2,100)
Purchases, sales, issuances and settlements (net)	--	--	--	--

Balance, end of year	$1,800	1,100	7,800	10,700

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2013, 2012 and 2011.

	2013	2012	2011

Benefit obligation at beginning of year	$45,814	45,605	43,771
Service cost	636	627	602
Interest cost	1,653	1,881	2,182
Actuarial (gain) loss	(3,311)	1,660	2,850
Benefits paid	(3,679)	(3,959)	(3,800)

Accumulated and projected benefit obligation at end of year	41,113	45,814	45,605

Fair value of plan assets at beginning of year	61,968	61,090	66,735
Actual return on plan assets	7,715	4,837	(1,845)
Benefits paid	(3,679)	(3,959)	(3,800)

Fair value of plan assets at end of year	66,004	61,968	61,090

Funded status	24,891	16,154	15,485

Unrecognized net actuarial (gain) loss	9,920	18,146	18,238
Unrecognized prior service cost	27	31	35

Prepaid pension cost	$34,838	34,331	33,758

At December 31, 2013, approximately 34% of the plan's assets are invested in equity composite, 15% in debt composite, 45% in multi-strategy composite and 6% in real assets composite. The allocations are within Company's target allocations in association with the Company's investment strategy.

The components of the net periodic pension credit for the years ended December 31, 2013, 2012 and 2011 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2013	2012	2011

Service costs	$636	627	602
Interest cost	1,653	1,881	2,182
Expected return on plan assets	(4,025)	(4,101)	(4,065)
Recognized net actuarial loss	1,225	1,016	930
Amortization of prior service cost	4	4	5

Net periodic pension credit	$(507)	(573)	(346)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2013	2012	2011
As of January 1,

Discount rate	3.75%	4.37%	5.24%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7.0%	7.0%	7.0%

As of December 31,

Discount rate – net periodic pension credit	3.75%	4.37%	5.24%

Discount rate – accumulated benefit obligation	4.47%	3.75%	4.37%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7.0%	7.0%	7.0%

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

There was no contribution required in 2013 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts

2014	$3,583
2015	3,428
2016	3,286
2017	3,143
2018	3,043
2019-2023	13,444

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2013 and 2012:

	2013 Discount Rate	2013 Salary Increase	2012 Discount Rate	2012 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$(20)	1	(18)	1
Pension benefit obligation at year end	$(3,509)	6	(4,287)	8

Effect of a 1% decrease on:
Net periodic pension cost	$14	--	8	(1)
Pension benefit obligation at year end	$4,177	(3)	5,165	(5)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2013:

	1% Increase	1% Decrease

Net periodic pension cost	$(575)	575

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2013 and 2012 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $27 ($16, net of tax) and $31 ($19, net of tax), respectively, and unrecognized actuarial loss of $9,947 ($6,068, net of tax) and $18,177 ($11,088, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $1,012 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $75 are consolidated in the Company's consolidated balance sheet.

(5) Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2013, 2012 and 2011 consists of:

	Current	Deferred	Total
Year ended December 31, 2013:
U.S. federal	$--	(527)	(527)
State	--	(59)	(59)
	$--	(586)	(586)

Year ended December 31, 2012:
U.S. federal	$--	574	574
State	--	64	64
	$--	638	638

Year ended December 31, 2011:
U.S. federal	$--	1,740	1,740
State	--	193	193
	$--	1,933	1,933

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

	2013	2012	2011
Provision at statutory rate	$(1,171)	71	(1,701)
Increase (reduction) in income taxes resulting from:
Increase (reduction) in valuation allowance	1,077	241	3,506
Other, net	(492)	326	128

Total	$(586)	638	1,933

During the year ended December 31, 2013, the Company increased its valuation allowance by $1,077 due to the uncertainty regarding future valuation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012	2011
Deferred tax assets:
Reserves related primarily to losses on divestitures	$(5,871)	(5,810)	(7,682)
Loss carryforwards	(11,466)	(10,030)	(8,147)
Tax credit carryforwards	(2,777)	(2,777)	(2,777)
Other, net	(892)	(892)	(1,140)
Total deferred tax assets	(21,006)	(19,509)	(19,746)
Less – valuation allowance	14,242	13,165	12,924
Total deferred tax assets	(6,764)	(6,344)	(6,822)

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	17,874	18,183	18,264
Prepaid pension costs	10,502	7,094	6,833
Total deferred tax liabilities	28,376	25,277	25,097
Net deferred tax liability	$21,612	18,933	18,275

The Company at December 31, 2013 has net operating loss carryforwards ("NOLs") of approximately $48,000 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $27,700 originated in 2006 and later years and expire over twenty years. State NOLs began to expire in 2010.

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

In August 2015, the Company received a notice that its 2013 federal income tax return has been selected for examination. The examination was concluded in December with no changes to reported tax.

(6) Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2013, 2012 and 2011 was approximately $16, $20 and $21, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2013, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2013, 2012 and 2011 were approximately $1,148, $1,517 and $2,476, respectively, of which approximately $52 was unpaid as of December 31, 2013.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1,004, $1,065 and $1,029 for the years ended December 31, 2013, 2012 and 2011, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 8 Business Segment Information. The 2013 amounts have been eliminated in consolidation.

(7) Commitments and Contingencies

At December 31, 2013, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

On November 23, 2015, the SEC contacted Kaanapali Land regarding the Company’s compliance with the reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, as the Company is delinquent on its annual and interim SEC filings. In light of this letter, Kaanapali Land is unable to determine whether the SEC might pursue some future action related to this matter.

Material legal proceedings of the Company are described below. Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. Any claims that were not filed on a timely basis under the Plan have been discharged by the Bankruptcy Court and thus the underlying legal proceedings should not result in any liability to the Debtors. All other claims have been satisfied. Proceedings against subsidiaries or affiliates of Kaanapali Land that are not Debtors were not stayed by the Plan and were permitted to proceed. However, two such subsidiaries, Oahu Sugar Company, LLC (“Oahu Sugar”) and D/C Distribution Corporation (“D/C”), filed subsequent petitions for liquidation under Chapter 7 of the Bankruptcy Code in April 2005 and July 2007, respectively, as described below. As a consequence of the Chapter 7 filings, both subsidiaries are not under control of the Company.

As a result of an administrative order issued to Oahu Sugar by the Hawaii Department of Health (“HDOH”), Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, the Environmental Protection Agency (“EPA”) issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a clean up of the land formerly occupied by Oahu Sugar. Oahu Sugar responded to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar. Counsel for the trustee, EPA, the Navy, and for Fireman’s Fund, one of Kaanapali Land’s insurers, are exploring ways in which to conclude the Oahu Sugar bankruptcy. There are no assurances that such an agreement can be reached.

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

EPA has sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the clean up of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the current order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. Currently, Kaanapali and the EPA are exchanging comments relative to further studies to be performed at the site, including a possible ecological risk assessment. Kaanapali expects that after a further review, the next phase is likely a consideration of the remedial alternatives for the Site.

On February 11, 2015, the Company filed a complaint for declaratory judgment, bad faith and damages against Fireman’s Fund Insurance Company (“Fireman’s Fund”) in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 15-1-0239-02, in connection with costs and expenses it has incurred or may incur in connection with the Waipio site. In the five-count complaint, the Company seeks, among other things, a declaratory judgment of its rights under various Fireman’s Fund policies and an order that Fireman’s Fund defend and indemnify Kaanapali Land from all past, present and future costs and expenses in connection with the site, including costs of investigation and defense incurred by Kaanapali and the professionals it has engaged. In addition, Kaanapali seeks general, special, and punitive damages, prejudgment and post judgment interest, and such other legal or equitable relief as the court deems just and proper. Fireman’s Fund has not yet filed a responsive pleading. There are no assurances of the amounts of insurance proceeds that may or may not be ultimately recovered.

Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases has had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard.

On February 12, 2014, counsel for Fireman’s Fund, the carrier that has been paying defense costs and settlements for the Kaanapali Land asbestos cases, stated that it would no longer advance fund settlements or judgments in the Kaanapali Land asbestos cases due to the pendency of the D/C and Oahu Sugar bankruptcies. In its communications with Kaanapali Land, Fireman’s fund expressed its view that the automatic stay in effect in the D/C bankruptcy case bars Fireman’s Fund from making any payments to resolve the Kaanapali Land asbestos claims because D/C Distribution is also alleging a right to coverage under those policies for asbestos claims against it. However, in the interim, Fireman’s Fund advised that it presently intends to continue to pay defense costs for those cases, subject to whatever reservations of rights may be in effect and subject further to the policy terms. Fireman’s Fund has also indicated that to the extent that Kaanapali Land cooperates with Fireman’s Fund in addressing settlement of the Kaanapali Land asbestos cases through coordination with its adjusters, it is Fireman’s Fund’s present intention to reimburse any such payments by Kaanapali Land, subject, among other things, to the terms of any lift-stay order, the limits and other terms and conditions of the policies, and prior approval of the settlements. Kaanapali Land continues to pursue discussions with Fireman’s Fund in an attempt to resolve the issues, however, Kaanapali Land is unable to determine what portion, if any, of settlements or judgments in the Kaanapali Land asbestos cases will be covered by insurance.

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

Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code during July 2007, Case No. 07-12776. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing. Kaanapali Land filed claims in the D/C bankruptcy that aggregated approximately $26,800, relating to both secured and unsecured intercompany debts owed by D/C to Kaanapali Land. In addition, a personal injury law firm based in San Francisco that represents clients with asbestos-related claims, filed proofs of claim on behalf of approximately two thousand claimants. While it is not likely that a significant number of these claimants have a claim against D/C that could withstand a vigorous defense, it is unknown how the trustee will deal with these claims. It is not expected, however, that the Company will receive any material additional amounts in the liquidation of D/C.

On or about April 28, 2015, eight litigants who filed asbestos claims in California state court (hereinafter, “Petitioners”) filed a motion for relief from the automatic stay in the D/C bankruptcy (hereinafter “life stay motion”). Under relevant provisions of the bankruptcy rules and on the filing of the D/C bankruptcy action, all pending litigation claims against D/C were stayed pending resolution of the bankruptcy action. In their motion, Petitioners asked the bankruptcy court to lift the stay in the bankruptcy court to name D/C and/or its alternate entities as defendants in their respective California state court asbestos actions and to satisfy their claims against insurance policies that defend and indemnify D/C and/or their alternate entities. The Petitioner’s motion to lift stay thus in part has as an objective ultimate recovery, if any, from, among other things, insurance policy proceeds that were allegedly assets of both the D/C and Oahu Sugar bankruptcy estates. As noted above, Kaanapali, the EPA, and the Navy are claimants in the Oahu Sugar bankruptcy and the Fireman’s Fund policies are allegedly among the assets of the Oahu Sugar bankruptcy estate as well. For this and other reasons, Kaanapali, the EPA and the Navy opposed the motion to lift stay. After briefing and argument, on May 14, 2015, the United States Bankruptcy Court, for the Northern District of Illinois, Eastern Division, in In Re D/C Distribution, LLC, Bankruptcy Case No. 07-12776, issued an order lifting the stay. In the order, the court permitted the Petitioners to “proceed in the applicable nonbankruptcy forum to final judgment (including any appeals) in accordance with applicable nonbankruptcy law. Claimants are entitled to settle or enforce their claims only by collecting upon any available insurance Debtor’s liability to them in accordance with applicable nonbankruptcy law. No recovery may be made directly against the property of Debtor, or property of the bankruptcy estate.” Kaanapali, Fireman’s Fund, and the United States government on behalf of the EPA and the Navy have appealed the decision.

The attorneys for the trustee in the D/C bankruptcy have reached out to the various claimants noted above to determine if there is any interest in pursuing a global settlement of the claims in the Oahu Sugar and D/C bankruptcies insofar as the Fireman’s Fund insurance policies are concerned. If such discussions take place, they may involve some form of resolution of Kaanapali’s interest in various of the Fireman’s Fund insurance policies for Kaanapali’s various and future insurance claims. Kaanapali may consider entering into such discussions, but there is no assurance that such discussions will take place or prove successful in resolving any of the claims in whole or in part.

On or about February 13, 2013, PM Land Company received demand to mediate a dispute arising in connection with the contract for sale of a lot in the Kaanapali Coffee Farms subdivision. PM Land held the sum of $450,000 as a result of the sale to the claimants that did not proceed to closing. Claimants sought, among other things, cancellation of the contract, the return of the amounts of money still on deposit, treble damages, attorneys’ fees and costs. PM Land Company mediated, settled this matter and retained $150,000 of the deposit.

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DNLR”) that DNLR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in January 2013. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. While payouts from various coverages are being sought and may be recovered in the future, no anticipatory amounts have been reflected in the Company’s consolidated financial statements.

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. The more significant portion remains uncompleted.

Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

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

Operating income (loss) is comprised of total revenue less cost of sales and operating expenses. In computing operating income (loss), none of the following items have been added or deducted: general corporate revenues and expenses, interest expense and income taxes.

Identifiable assets by business segment are those assets that are used in the Company's operations in each industry. Corporate assets consist principally of cash and cash equivalents, prepaid pension costs and receivables related to previously divested businesses.

	2013	2012	2011
Revenues:
Property	$5,838	2,047	2,103
Agriculture	2,979	3,070	3,336
Corporate	14	23	54
	$8,831	5,140	5,493

Operating income (loss):
Property	$(2,038)	(1,149)	(1,929)
Agriculture	611	320	255

Operating income (loss)	(1,427)	(829)	(1,674)

Corporate	(1,974)	1,049	(3,196)

Operating income (loss) from continuing operations before income taxes	$(3,401)	220	(4,870)

Identifiable Assets:
Property	$39,357	41,483	41,570
Agriculture	58,125	57,026	56,811

	97,482	98,509	98,381

Corporate	34,137	28,380	34,401

	$131,619	126,889	132,782

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

The Company reclassified revenues and operating income (loss) from coffee operations reported in the property segment in 2012 and 2011 to the agriculture segment of $977 and $459, respectively.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2013	2012	2011
Capital Expenditures:
Property	$748	251	505
Agriculture	69	173	273
	$817	424	778

Depreciation and Amortization:
Property	$59	61	75
Agriculture	173	225	201
Total	$232	286	276

(9) Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss) attributable to stockholders	$(2,964)	(418)	(6,803)

Denominator:
Number of weighted average shares outstanding	1,845	1,845	1,845

Net income (loss) per share – basic and diluted	$(1.61)	(0.23)	(3.69)

As of December 31, 2013, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data are based on the aggregate 1,844,613 outstanding shares.

(10) Subsequent Events

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the 18.5 acre site. The option expires in September 2017. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health related facilities.

In October 2014, through a limited liability company of which KLMC was the manager, a sale was made to an unrelated third party of an approximate 7.65 acre parcel in West Maui commonly referred to as Lot 10-H. KLMC received proceeds from the sale of approximately $1,300.

As of December 31, 2013, the Company sold 18 of the 51 lots at Kaanapali Coffee Farms. In the first quarter of 2014, three additional lots were sold. In the second quarter of 2014, seven lots were sold and in the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of November 1, 2015, $1,208 remains outstanding.

The Pension Plan determines its accumulated and projected benefit obligation in part based on mortality tables. If the mortality table issued in November 2014 had been used to determine the benefit obligation as of December 31, 2013, such obligation would be greater, and the prepaid pension cost would be less than reflected in the accompanying consolidated financial statements. Any such difference would not have an effect on the Company’s operations or liquidity.

On December 23, 2015 Pioneer Mill Company, LLC entered into a property purchase agreement with an unrelated third party for the sale of an approximate 19 acre site in Lahaina, known as the Pioneer Mill Site. The agreement, which calls for a purchase price of $20,500 and has a scheduled closing date of April 30, 2016, has significant conditions to closing, including investigation and evaluation by the purchaser during the due diligence period. Accordingly there can be no assurance that the sale will be completed under the existing or any other terms. If the agreement is consummated, the Company will likely incur significant costs for the relocation of certain buildings and equipment on the property and be subject to certain warranties and representations that will survive the closing of the transaction. If closing were to occur, all net proceeds are expected to be retained by the Company for future working capital and other needs.

(11) Supplementary Quarterly Data (Unaudited)

	2013
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,676	1,386	508	4,261

Net income (loss) attributable to stockholders	$81	154	(733)	(2,466)

Net income (loss) per Share – basic and diluted	$0.04	0.08	(0.40)	(1.34)

	2012
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$1,121	1,282	1,276	1,461

Net income (loss)	$(835)	(409)	(635)	1,461

Net income (loss) per Share – basic and diluted	$(0.45)	(0.22)	(0.35)	0.79

	2011
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,286	1,253	998	956

Net income (loss)	$(87)	(872)	(687)	(5,157)

Net income (loss) per Share – basic and diluted	$(0.05)	(0.47)	(0.37)	(2.80)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the accountants during the fiscal years 2013, 2012 and 2011.

In 2013, the Company hired McGladrey, LLP (“McGladrey”) to provide auditing and tax services for the Company. In August 2014, the Company dismissed McGladrey as their independent registered public accounting firm. In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective, due to the material weakness described below.

Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management including the principal executive officer and the principal financial officer management conducted an evaluation of the effectiveness of internal control over financial reporting based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2013, management identified a material weakness related to management’s analysis of the appropriate accounting treatment regarding the consolidation of Kaanapali Coffee Farms Lot Owners Association.

The deficiency described above was detected while preparing the financial statements for the year ended December 31, 2013. Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of December 31, 2013.

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

Item 9B. Other Information

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of March 31, 2011, the executive officers and certain other officers of the Company were as follows:

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

Gary Nickele (age 61) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois. Mr. Nickele's experience relative to JMB, the Company and Arvida Partners during the past five years has included overall responsibility for all legal matters, oversight of the operations of the Company and Arvida Partners, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

Stephen Lovelette (age 57) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

Gailen J. Hull (age 65) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Master’s degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

It is currently anticipated that Gary Nickele will devote 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependent upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Total ($)

Gary Nickele	President and	2013	115,000	10,000	N/A	125,000
	Chief Executive Officer	2012	180,000	10,000	N/A	190,000
		2011	180,000	100,000	N/A	280,000

Stephen A Lovelette	Executive Vice President	2013	165,000	25,000	N/A	190,000
		2012	200,000	25,000	N/A	225,000
		2011	255,000	100,000	N/A	355,000

Gailen J. Hull	Senior Vice President and	2013	115,000	10,000	N/A	125,000
	Chief Financial Officer	2012	175,000	15,000	N/A	190,000
		2011	175,000	50,000	N/A	225,000

(1) The Company does not have a compensation committee. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

(2) Includes CEO and all other executive officers.

(3) Salary and bonus amounts for Messrs. Nickele, Lovelette and Hull represent the portion of total compensation allocated and charged to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

                Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Shares owned directly (81.8% of the Common Shares) (1) (2)

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of November 1, 2015, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2013, 2012 and 2011 was approximately $16 thousand, $20 thousand and $21 thousand, respectively, all of which was paid as of December 31, 2013.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC during 2013, all of which have some degree of common ownership with the Company. The total costs for the years ended December 31, 2013, 2012 and 2011 was approximately $1.1 million, $1.5 million and $2.5 million, respectively, of which approximately $52 thousand was unpaid as of December 31, 2013.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1.0 million, $1.1 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013 amounts have been eliminated in consolidation.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

In 2013, the Company hired McGladrey, LLP (“McGladrey”) to provide auditing and tax services for the Company. In August 2014, the Company dismissed McGladrey as their independent registered public accounting firm. In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2014 and 2013 are as follows:

(1) Audit Fees

The aggregate fees billed for the years ended December 31, 2014 and 2013 for professional services for the audit of the Company’s consolidated financial statements were approximately $214 thousand.

(2) Audit Related Fees

None

(3) Tax Fees

None

Prior to the hiring of Grant Thornton, the principal auditor of the Company was Ernst & Young LLP (“E&Y”).

The aggregate audit fees incurred for professional services by E&Y in 2012 and 2011 were $249 thousand and $249 thousand, respectively. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

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

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President
Date:	December 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President, Chief Accounting Officer and Chief Financial Officer
Date:	December 29, 2015

/s/ Gary Nickele
By:	Gary Nickele President and Chief Executive Officer
Date:	December 29, 2015