Form 10-Q
period 2014-03-31
KAANAPALI LAND LLC
filed 2016-02-24
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ]    No [   ]

As of February 24, 2016, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$13,662	$13,140
Restricted cash	847	872
Property, net	89,451	90,792
Pension plan assets	25,300	24,891
Other assets	1,953	1,924
Total assets	$131,213	$131,619

Liabilities

Accounts payable and accrued expenses	$382	$399
Deposits and deferred gains	1,195	1,205
Deferred income taxes	21,671	21,612
Other liabilities	15,177	15,463
Total liabilities	38,425	38,679

Commitments and contingencies (Note 7)
Equity

Common stock, at 3/31/14 and 12/31/13
Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(5,976)	(6,069)
Accumulated earnings	92,863	93,191

Stockholders’ equity	92,358	92,593

Non controlling interests	430	347

Total equity	92,788	92,940

Total liabilities and stockholders’ equity	$131,213	$131,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Sales	$2,496	$2,239
Interest and other income	26	437
Total revenues	2,522	2,676
Cost and expenses:
Cost of sales	2,052	1,878
Selling, general and administrative	692	678
Depreciation and amortization	49	58
Total cost and expenses	2,793	2,614

Operating (loss) income before income taxes	(271)	62

Income tax (expense) benefit	(9)	19

Net (loss) income	(280)	81

Less: Net income attributable to non controlling interests	11	--

Net (loss)/income attributable to stockholders	$(291)	$81

Net (loss)/income per share – basic and diluted	$(0.16)	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013

Net (loss)/income	$(280)	$81

Other comprehensive loss:
Net unrealized losses on pension plan assets	(150)	(200)
Other comprehensive loss, before tax	(150)	(200)

Income tax benefit related to items of other comprehensive loss	57	78
Other comprehensive loss, net of tax	(93)	(122)

Comprehensive loss	(373)	(41)

Comprehensive income (loss) attributable to non controlling interests	11	--

Comprehensive income (loss) attributable to Kaanapali Land	$(384)	$(41)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	2014	2013

Net cash provided by operating activities	$728	$518

Net cash used in investing activities:
Property additions	(241)	(80)
	(241)	(80)

Net cash provided by financing activities:
Contributions	35	--
	35	--

Net increase in cash and cash equivalents	522	438
Cash and cash equivalents at beginning of period	13,140	14,270

Cash and cash equivalents at end of period	$13,662	$14,708

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

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment is engaged in farming and milling operations relating to coffee orchards on behalf of the applicable land owners. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii.

The Kaanapali Coffee Farms Lot Owners’ Association was consolidated into the accompanying consolidated financial statements at December 31, 2013. The interests of third party owners are reflected as non controlling interests. The Kaanapali Coffee Farms Lot Owners’ Association was not consolidated at March 31, 2013, and has no material effect on the consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2013. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2013 Annual Report on Form 10-K.

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

Inventory of land held for sale, of approximately $19,800 and $21,300, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of property was reduced by $856 during the second and fourth quarter of 2013 to reflect the property at the lower of carrying value or fair value less costs to sell. Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be achieved in future periods.

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

Recently Issued Accounting Pronouncements

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2014, the Company sold twenty-one lots at Kaanapali Coffee Farms including three during the first quarter 2014 and nine in 2013. In the second quarter of 2014, seven lots were sold and in the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, two lots were sold in the first quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of March 31, 2014, $1,222 remains outstanding.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2014 and December 31, 2013 of approximately $87,300 and $87,300, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Service cost	$150	$158
Interest cost	439	411
Expected return on plan assets	(998)	(1,050)
Recognized net actuarial (gain) loss	150	200
Net periodic pension credit	$(259)	$(281)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2014 and December 31, 2013 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $27 ($16 net of tax), respectively, and unrecognized actuarial loss of $9,796 ($5,976 net of tax) and $9,947 ($6,068 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three months ending March 31, 2014 are $1 ($1 net of tax) and $150 ($93 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). At March 31, 2014 and December 31, 2013, the deferred compensation liability of approximately $1,012 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $75 are consolidated in the Company's balance sheet.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. No such commissions were paid for the three months ended March 31, 2014 and 2013.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2014 and 2013, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2014 and 2013 were $283 and $289, respectively, of which approximately $133 was unpaid as of March 31, 2014.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $274 and $270 for the three months ended March 31, 2014 and 2013, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2014 and 2013 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At March 31, 2014, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2014	2013
Numerator:
Net income (loss)	$(280)	$81
Less: Net income attributable to non controlling interests	11	0
Net income (loss) attributable to stockholders	$(291)	$81

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land - basic and diluted	$(0.16)	$0.04

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

	Three Months Ended March 31,
	2014	2013
Revenues:
Property	$2,010	$1,720
Agriculture	512	956
Corporate	0	0
	$2,522	$2,676

Operating income (loss):
Property	$(86)	$109
Agriculture	2	256
Operating income (loss)	(84)	365

Corporate	(187)	(303)

Operating income (loss) before income taxes	$(271)	$62

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

The Company reclassified revenues and operating income (loss) from coffee operations reported in the property segment in March 31, 2013 to the agriculture segment of $595.

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

As of March 31, 2014, the Company sold 21 of the 51 lots at Kaanapali Coffee Farms. In the second quarter of 2014, seven lots were sold and in the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, two lots were sold in the first quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of February 1, 2016, $1,497 remains outstanding.

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

On January 7, 2016 KLC Holding Corp. (“KLC”) and various of its subsidiaries (“KLC Subsidiaries”) entered into a sales agreement (“KLC Sales Agreement”) with an unrelated third party for the sale of substantially all of the remaining real property and related assets of the Registrant on the island of Maui, along with the stock and membership interests of certain KLC Subsidiaries (the “KLC Sales Property”). The KLC Sales Agreement calls for a scheduled sales price for the KLC Sales Property ranging from approximately $80 to approximately $98 million, before costs of sale, a portion of which may be paid by note under certain circumstances. This sales price range is primarily dependent on the possible prior closure of a sale to an unrelated third party of an approximate 19 acre industrial site in Lahaina, known as the Pioneer Mill Site. See Discussion, below. Under the KLC Sales Agreement, the price is also subject to adjustment for certain revenues and expenditures of the KLC Subsidiaries prior to closing. Finally, the KLC Sales Agreement has a provision for a $5 million hold back of proceeds at closing for up to 24 months to secure certain seller objections and indemnifications.

The KLC Sales Agreement has a scheduled closing date on or about the end of April 2016, subject to extension under certain conditions, including matters related to the sale of the Pioneer Mill Site. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

On December 23, 2015 Pioneer Mill Company, LLC entered into a property sales agreement with an unrelated third party for the sale of the Pioneer Mill Site (“Mill Site Sales Agreement”) which calls for a sales price of $20.5 million (before costs of sale, including commissions) and has a scheduled closing date of April 30, 2016. The Mill Site Sales Agreement has significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly there can be no assurance that the sale of the Pioneer Mill Site will be completed under the existing or any other terms. If the Mill Site Sales Agreement is consummated, significant costs will arise for the relocation of certain buildings and equipment on the Pioneer Mill Site. In addition, Pioneer Mill Company, LLC, which is among the KLC Subsidiaries to be acquired under the KLC Sales Agreement, will be subject to certain warranties and representations that will survive the closing of the transaction. If closing of the sale of the Pioneer Mill Site were to occur, all net proceeds are expected to be retained by the Company for future working capital and other needs.

If closing of the KLC Sales Agreement were to occur, the Registrant will incur significant liabilities for federal and state income taxes. Potentially all the remaining proceeds are expected to be retained by the Registrant for future working capital and other needs. As noted above, there are no assurances that either or both sales will close on the terms and/or timing set forth in the respective agreements or otherwise.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2014 and December 31, 2013 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $14 million and $13 million, as of March 31, 2014 and December 31, 2013, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In the first quarter of 2014, three lots were sold. In the second quarter of 2014, seven lots were sold and in the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, two lots were sold in the first quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of February 1, 2016, $1.5 million remains outstanding.

On January 7, 2016 KLC Holding Corp. (“KLC”) and various of its subsidiaries (“KLC Subsidiaries”) entered into a sales agreement (“KLC Sales Agreement”) with an unrelated third party for the sale of substantially all of the remaining real property and related assets of the Registrant on the island of Maui, along with the stock and membership interests of certain KLC Subsidiaries (the “KLC Sales Property”). The KLC Sales Agreement calls for a scheduled sales price for the KLC Sales Property ranging from approximately $80 to approximately $98 million, before costs of sale, a portion of which may be paid by note under certain circumstances. This sales price range is primarily dependent on the possible prior closure of a sale to an unrelated third party of an approximate 19 acre industrial site in Lahaina, known as the Pioneer Mill Site. See Discussion, below. Under the KLC Sales Agreement, the price is also subject to adjustment for certain revenues and expenditures of the KLC Subsidiaries prior to closing. Finally, the KLC Sales Agreement has a provision for a $5 million hold back of proceeds at closing for up to 24 months to secure certain seller objections and indemnifications.

The KLC Sales Agreement has a scheduled closing date on or about the end of April 2016, subject to extension under certain conditions, including matters related to the sale of the Pioneer Mill Site. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

On December 23, 2015 Pioneer Mill Company, LLC entered into a property sales agreement with an unrelated third party for the sale of the Pioneer Mill Site (“Mill Site Sales Agreement”) which calls for a sales price of $20.5 million (before costs of sale, including commissions) and has a scheduled closing date of April 30, 2016. The Mill Site Sales Agreement has significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly there can be no assurance that the sale of the Pioneer Mill Site will be completed under the existing or any other terms. If the Mill Site Sales Agreement is consummated, significant costs will arise for the relocation of certain buildings and equipment on the Pioneer Mill Site. In addition, Pioneer Mill Company, LLC, which is among the KLC Subsidiaries to be acquired under the KLC Sales Agreement, will be subject to certain warranties and representations that will survive the closing of the transaction. If closing of the sale of the Pioneer Mill Site were to occur, all net proceeds are expected to be retained by the Company for future working capital and other needs.

If closing of the KLC Sales Agreement were to occur, the Registrant will incur significant liabilities for federal and state income taxes. Potentially all the remaining proceeds are expected to be retained by the Registrant for future working capital and other needs. As noted above, there are no assurances that either or both sales will close on the terms and/or timing set forth in the respective agreements or otherwise.

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

Property, net decreased and cost of sales increased as of March 31, 2014 due to the sale of three lots during the first quarter 2014.

The decrease in other liabilities at March 31, 2014 as compared to December 31, 2013 is primarily due to the payment of certain previously recorded liabilities during the first quarter 2014.

The increase in sales for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to the sale of three lots during the first quarter 2014 compared to two lots in 2013.

The decrease in interest and other income for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is due to an insurance reimbursement related to damaged property received in the first quarter 2013.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.  Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	February 24, 2016