Form 10-Q
period 2014-06-30
KAANAPALI LAND LLC
filed 2016-03-28
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Yes [ X ]    No [   ]

As of March 28, 2016, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$18,710	$13,140
Restricted cash	847	872
Property, net	83,166	90,792
Pension plan assets	25,710	24,891
Other assets	2,694	1,924
Total assets	$131,127	$131,619

Liabilities

Accounts payable and accrued expenses	$556	$399
Deposits and deferred gains	1,085	1,205
Deferred income taxes	21,730	21,612
Other liabilities	14,959	15,463
Total liabilities	38,330	38,679

Commitments and contingencies (Note 7)

Common stock, at 6/30/14 and 12/31/13 non par value
(Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(5,885)	(6,069)
Accumulated earnings	92,521	93,191

Stockholders’ equity	92,107	92,593

Non controlling interests	690	347

Total equity	92,797	92,940

Total liabilities and stockholders’ equity	$131,127	$131,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Sales and rental revenues	$7,496	$1,358	$9,992	$3,597
Interest and other income	32	28	58	465
Total revenues	7,528	1,386	10,050	4,062
Cost and expenses:
Cost of sales	7,136	1,871	9,188	3,749
Selling, general and administrative	473	(702)	1,165	(24)
Depreciation and amortization	48	58	97	116
Total cost and expenses	7,657	1,227	10,450	3,841
Operating income (loss) from continuing operations before income taxes	(129)	159	(400)	221

Income tax benefit (expense)	(1)	(5)	(10)	14

Net income (loss)	(130)	154	(410)	235

Less: Net income attributable to non controlling interests	90	--	101	--

Net income (loss) attributable to stockholders	$(220)	$154	$(511)	$235

Net income (loss) per share - basic and diluted	$(0.12)	$0.08	$(0.28)	$0.13

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(130)	$154	$(410)	$235

Other comprehensive income (loss):
Net unrealized losses on pension plan assets	(152)	(201)	(302)	(401)
Other comprehensive loss, before tax	(152)	(201)	(302)	(401)

Income tax expense related to items of other comprehensive loss	61	78	118	156
Other comprehensive loss, net of tax	(91)	(123)	(184)	(245)

Comprehensive income (loss)	(221)	31	(594)	(10)

Comprehensive income (loss) attributable to non controlling interests	90	--	101	--

Comprehensive income (loss) attributable to stockholders	$(311)	$31	$(695)	$(10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	2014	2013

Net cash provided by (used in) operating activities	$6,004	$(155)

Net cash used in investing activities:
Property additions	(518)	(163)

Net cash provided by financing activities:
Contributions	84	--

Net increase (decrease) in cash and cash equivalents	5,570	(318)
Cash and cash equivalents at beginning of period	13,140	14,270

Cash and cash equivalents at end of period	$18,710	$13,952

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

The Kaanapali Coffee Farms Lot Owners’ Association was consolidated into the accompanying consolidated financial statements at December 31, 2013. The interests of third party owners are reflected as non controlling interests. The Kaanapali Coffee Farms Lot Owners’ Association was not consolidated at June 30, 2013, and has no material effect on the consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Inventory of land held for sale, of approximately $16,123 and $21,300, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of property was reduced by $856 during the second and fourth quarter of 2013 to reflect the property at the lower of carrying value or fair value less costs to sell. Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be achieved in future periods.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported consolidated financial statements.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash as of June 30, 2014 represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. At times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this update is permitted for all entities. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2014, the Company sold twenty-eight lots at Kaanapali Coffee Farms including seven during the second quarter 2014, three during the first quarter 2014 and nine in 2013. In the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of June 30, 2014, $1,966 remains outstanding.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2014 and December 31, 2013 of approximately $86,500 and $87,300, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$149	$157	$299	$315
Interest cost	439	411	878	822
Expected return on plan assets	(998)	(1,051)	(1,996)	(2,101)
Recognized net actuarial (gain) loss	152	201	302	401
Net periodic pension credit	$(258)	$(282)	$(517)	$(563)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2014 and December 31, 2013 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $2 ($1 net of tax) and $27 ($16 net of tax), respectively, and unrecognized actuarial loss of $9,646 ($5,884 net of tax) and $9,947 ($6,068 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the six months ending June 30, 2014 are $2 ($1 net of tax) and $301 ($184 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). At June 30, 2014 and December 31, 2013, the deferred compensation liability of approximately $1,012 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $75 are consolidated in the Company's balance sheet.

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

In August 2015, the Company received a notice that its 2013 federal income tax return has been selected for examination. The examination was concluded in December 2015 with no changes to reported tax.

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the six months ended June 30, 2014 and 2013 were $18 and $15, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2014 and 2013, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2014 and 2013 were $594 and $585, respectively, of which approximately $163 was unpaid as of June 30, 2014.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $548 and $540 for the six months ended June 30, 2014 and 2013, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2014 and 2013 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At June 30, 2014, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(130)	$154	$(410)	$235
Less: Net income attribu- table to non controlling interests	90	--	101	--
Net income (loss) attributable to stockholders	$(220)	$154	$(511)	$235

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share,
attributable to Kaanapali Land - basic and diluted	$(0.12)	$0.08	$(0.28)	$0.13

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Property	$6,631	$736	$8,641	$2,456
Agriculture	897	650	1,409	1,606
Corporate	0	0	0	0
	$7,528	$1,386	$10,050	$4,062

Operating income (loss):
Property	$(254)	$(923)	$(340)	$(814)
Agriculture	234	56	236	312
Operating income (loss)	(20)	(867)	(104)	(502)

Corporate	(109)	1,026	(296)	723

Operating income (loss) before income taxes	$(129)	$159	$(400)	$221

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

The Company reclassified revenues and operating income (loss) from coffee operations reported in the property segment in June 30, 2013 to the agriculture segment of $962.

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

As of June 30, 2014, the Company sold 28 of the 51 lots at Kaanapali Coffee Farms. In the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of March 1, 2016, $1,504 remains outstanding.

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

The KLC Sales Agreement has a scheduled closing date on or about the end of May 2016, subject to extension under certain conditions, including matters related to the sale of the Pioneer Mill Site. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2014 and December 31, 2013 of approximately $86 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $19 million and $13 million, as of June 30, 2014 and December 31, 2013, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. In the first quarter of 2014, three lots were sold. In the second quarter of 2014, seven lots were sold and in the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of March 1, 2016, $1.5 million remains outstanding.

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

The KLC Sales Agreement has a scheduled closing date on or about the end of May 2016, subject to extension under certain conditions, including matters related to the sale of the Pioneer Mill Site. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

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

Property, net decreased and cost of sales increased as of June 30, 2014 due to the sale of ten lots during 2014.

The increase in other assets at June 30, 2014 as compared to December 31, 2013 is primarily due to promissory notes received related to the sale of three lots during the second quarter 2014.

The decrease in other liabilities at June 30, 2014 as compared to December 31, 2013 is primarily due to the payment of certain previously recorded liabilities during 2014.

The increase in sales and cost of sales for the three and six months ended June 30, 2014 as compared to the three and six months ended June 31, 2013 is primarily due to the sale of seven lots during the second quarter 2014 compared to two lots in 2013, and the sale of ten lots during the six months ended June 30, 2014 compared to four lots in 2013.

The decrease in interest and other income for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is due to an insurance reimbursement related to damaged property received in the first quarter 2013.

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 is primarily due to the adjustment of certain reserves in 2013.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.  Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.  Exhibits

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	March 28, 2016