Form 10-Q
period 2014-09-30
KAANAPALI LAND LLC
filed 2016-04-11
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Yes [   ]    No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5 ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes [ X ]    No [   ]

As of April 11, 2016, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$21,368	$13,140
Restricted cash	522	872
Property, net	81,005	90,792
Pension plan assets	26,120	24,891
Other assets	2,793	1,924
Total assets	$131,808	$131,619

Liabilities

Accounts payable and accrued expenses	$537	$399
Deposits and deferred gains	2,384	1,205
Deferred income taxes	21,789	21,612
Other liabilities	14,863	15,463
Total liabilities	39,573	38,679

Commitments and contingencies (Note 7)

Common stock, at 9/30/14 and 12/31/13 non par value
(Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(5,792)	(6,069)
Accumulated earnings	91,987	93,191

Stockholders’ equity	91,666	92,593

Non controlling interests	569	347

Total equity	92,235	92,940

Total liabilities and stockholders’ equity	$131,808	$131,619

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Sales and rental revenues	$4,157	$489	$14,149	$4,086
Interest and other income	30	19	88	484
Total revenues	4,187	508	14,237	4,570
Cost and expenses:
Cost of sales	4,363	662	13,551	4,411
Selling, general and administrative	324	526	1,489	502
Depreciation and amortization	49	58	146	174
Total cost and expenses	4,736	1,246	15,186	5,087
Operating income (loss) from continuing operations before income taxes	(549)	(738)	(949)	(517)

Income tax benefit (expense)	--	5	(10)	19

Net income (loss)	(549)	(733)	(959)	(498)

Less: Net income (loss) attributable to non controlling interests	(62)	--	39	--

Net income (loss) attributable to stockholders	$(487)	$(733)	$(998)	$(498)

Net income (loss) per share - basic and diluted	$(0.26)	$(0.40)	$(0.54)	$(0.27)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(549)	$(733)	$(959)	$(498)

Other comprehensive income (loss):
Net unrealized losses on pension plan assets	(150)	(200)	(452)	(601)
Other comprehensive loss, before tax	(150)	(200)	(452)	(601)

Income tax expense related to items of other comprehensive loss	58	78	176	234
Other comprehensive loss, net of tax	(92)	(122)	(276)	(367)

Comprehensive loss	(641)	(855)	(1,235)	(865)

Comprehensive income (loss) attributable to non controlling interests	(62)	--	39	--

Comprehensive loss attributable to stockholders	$(579)	$(855)	$(1,274)	$(865)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

(Dollars in Thousands)

	2014	2013

Net cash provided by (used in) operating activities	$9,059	$(1,894)

Net cash used in investing activities:
Property additions	(808)	(722)

Net cash provided by financing activities:
Contributions	143	--
Distributions	(166)	--

Net increase (decrease) in cash and cash equivalents	8,228	(2,616)
Cash and cash equivalents at beginning of period	13,140	14,270

Cash and cash equivalents at end of period	$21,368	$11,654

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

The Kaanapali Coffee Farms Lot Owners’ Association was consolidated into the accompanying consolidated financial statements at December 31, 2013. The interests of third party owners are reflected as non controlling interests. The Kaanapali Coffee Farms Lot Owners’ Association was not consolidated at September 30, 2013, and has no material effect on the consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Inventory of land held for sale, of approximately $16,100 and $21,300, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of property was reduced by $856 during the second and fourth quarter of 2013 to reflect the property at the lower of carrying value or fair value less costs to sell. Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be achieved in future periods.

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported consolidated financial statements.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. At times, such balances may exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2014, the Company sold twenty-eight lots at Kaanapali Coffee Farms including seven during the second quarter 2014, three during the first quarter 2014 and nine in 2013. In the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of September 30, 2014, $1,984 remains outstanding.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2014 and December 31, 2013 of approximately $86,800 and $87,300, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$149	$157	$449	$472
Interest cost	439	411	1,317	1,233
Expected return on plan assets	(998)	(1,051)	(2,995)	(3,151)
Recognized net actuarial (gain) loss	150	200	452	601
Net periodic pension credit	$(260)	$(283)	$(777)	$(845)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2014 and December 31, 2013 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $3 ($2 net of tax) and $27 ($16 net of tax), respectively, and unrecognized actuarial loss of $9,495 ($5,792 net of tax) and $9,947 ($6,069 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the nine months ending September 30, 2014 are $3 ($2 net of tax) and $452 ($276 net of tax), respectively.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the nine months ended September 30, 2014 and 2013 were $20 and $16, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2014 and 2013, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2014 and 2013 were $830 and $874, respectively, of which approximately $146 was unpaid as of September 30, 2014.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $858 and $658 for the nine months ended September 30, 2014 and 2013, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2014 and 2013 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At September 30, 2014, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2014	2013	2014	2013
Numerator:
Net loss	$(549)	$(733)	$(959)	$(498)
Less: Net (loss) income attribu- table to non controlling interests	(62)	--	39	--
Net loss attributable to stockholders	$(487)	$(733)	$(998)	$(498)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.26)	$(0.40)	$(0.54)	$(0.27)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Property	$3,403	$140	$12,044	$2,596
Agriculture	783	367	2,192	1,973
Corporate	1	1	1	1
	$4,187	$508	$14,237	$4,570

Operating loss:
Property	$(72)	$(556)	$(412)	$(1,370)
Agriculture	(117)	(192)	119	120
Operating loss	(189)	(748)	(293)	(1,250)

Corporate	(360)	10	(656)	733

Operating income (loss) before income taxes	$(549)	$(738)	$(949)	$(517)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

The Company reclassified revenues and operating income (loss) from coffee operations reported in the property segment in September 30, 2013 to the agriculture segment of $581.

(10) Subsequent Events

In October 2014, through a limited liability company of which KLMC was the manager, a sale was made to an unrelated third party of an approximate 7.65 acre parcel in West Maui commonly referred to as Lot 10-H. KLMC received proceeds from the sale of approximately $1,300.

As of September 30, 2014, the Company sold 28 of the 51 lots at Kaanapali Coffee Farms. In the fourth quarter of 2014, three lots were sold. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of April 1, 2016, $1,509 remain outstanding.

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

The KLC Sales Agreement has a scheduled closing date of June 21, 2016, as extended and subject to further extension under certain conditions, including matters related to the sale of the Pioneer Mill Site. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

On December 23, 2015 Pioneer Mill Company, LLC entered into a property sales agreement with an unrelated third party for the sale of the Pioneer Mill Site (“Mill Site Sales Agreement”) which calls for a sales price of $20.5 million (before costs of sale, including commissions) and has a scheduled closing date of May 31, 2016, as extended. The Mill Site Sales Agreement has significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly there can be no assurance that the sale of the Pioneer Mill Site will be completed under the existing or any other terms. If the Mill Site Sales Agreement is consummated, significant costs will arise for the relocation of certain buildings and equipment on the Pioneer Mill Site. In addition, Pioneer Mill Company, LLC, which is among the KLC Subsidiaries to be acquired under the KLC Sales Agreement, will be subject to certain warranties and representations that will survive the closing of the transaction. If closing of the sale of the Pioneer Mill Site were to occur, all net proceeds are expected to be retained by the Company for future working capital and other needs.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2014 and December 31, 2013 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $21 million and $13 million, as of September 30, 2014 and December 31, 2013, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

The KLC Sales Agreement has a scheduled closing date of June 21, 2016, as extended and subject to further extension under certain conditions, including matters related to the sale of the Pioneer Mill Site. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

On December 23, 2015 Pioneer Mill Company, LLC entered into a property sales agreement with an unrelated third party for the sale of the Pioneer Mill Site (“Mill Site Sales Agreement”) which calls for a sales price of $20.5 million (before costs of sale, including commissions) and has a scheduled closing date of May 31, 2016, as extended. The Mill Site Sales Agreement has significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly there can be no assurance that the sale of the Pioneer Mill Site will be completed under the existing or any other terms. If the Mill Site Sales Agreement is consummated, significant costs will arise for the relocation of certain buildings and equipment on the Pioneer Mill Site. In addition, Pioneer Mill Company, LLC, which is among the KLC Subsidiaries to be acquired under the KLC Sales Agreement, will be subject to certain warranties and representations that will survive the closing of the transaction. If closing of the sale of the Pioneer Mill Site were to occur, all net proceeds are expected to be retained by the Company for future working capital and other needs.

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

Property, net decreased and cost of sales increased as of September 30, 2014 due to the sale of ten lots during 2014.

The increase in other assets at September 30, 2014 as compared to December 31, 2013 is primarily due to promissory notes received related to the sale of three lots during the second quarter 2014.

The increase in deposits and deferred gains at September 30, 2014 as compared to December 31, 2013 is primarily due to future obligations related to a property sale that closed during the third quarter 2014.

The decrease in other liabilities at September 30, 2014 as compared to December 31, 2013 is primarily due to the payment of certain previously recorded liabilities during 2014.

The increase in sales and cost of sales for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 is primarily due to a property sale that closed during the third quarter 2014 compared to none in 2013, and to the sale of ten lots during the nine months ended September 30, 2014 compared to four lots in 2013.

The decrease in interest and other income for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is due to an insurance reimbursement related to damaged property received in the first quarter 2013.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to the adjustment of certain reserves in 2013.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	April 11, 2016