Form 10-K
period 2014-12-31
KAANAPALI LAND LLC
filed 2016-05-18
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

For the fiscal year ended December 31, 2014	Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K [ X ]

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

As of May 18, 2016, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. As of December 31, 2014, the Company had 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

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

Property

On January 7, 2016 KLC Holding Corp. (“KLC”) and various of its subsidiaries (“KLC Subsidiaries”) entered into a sales agreement (“KLC Sales Agreement”) with an unrelated third party for the sale of substantially all of the remaining real property and related assets of the Registrant on the island of Maui, along with the stock and membership interests of certain KLC Subsidiaries (the “KLC Sales Property”). The KLC Sales Agreement calls for a scheduled sales price for the KLC Sales Property of approximately $95 million, before costs of sale, a portion of which may be paid by note under certain circumstances. Under the KLC Sales Agreement, the price is subject to adjustment for certain revenues and expenditures of the KLC Subsidiaries prior to closing. Finally, the KLC Sales Agreement has a provision for a $5 million hold back of proceeds at closing for up to 24 months to secure certain seller objections and indemnifications.

The KLC Sales Agreement has a scheduled closing date of July 5, 2016, as twice extended and subject to further extension under certain conditions. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

On December 23, 2015 Pioneer Mill Company, LLC entered into a property sales agreement with an unrelated third party for the sale of the Pioneer Mill Site (“Mill Site Sales Agreement”) which called for a sales price of $20.5 million (before costs of sale, including commissions) and had a scheduled closing date of May 31, 2016, as extended. On April 19, 2016, the buyer gave notice they would not be proceeding with the purchase and thereby terminated the Mill Site Sales Agreement.

If closing of the KLC Sales Agreement were to occur, the Registrant will incur significant liabilities for federal and state income taxes. Potentially all the remaining proceeds are expected to be retained by the Registrant for future working capital and other needs. As noted above, there are no assurances that the sale will close on the terms and/or timing set forth in the agreement or otherwise.

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

During 2012, Maui County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas. The County of Maui recognized the Kaanapali 2020 Development Plan and Wainee Development Plan to be within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to State Land Use reclassification of some of the land from agriculture to urban, appropriate designation under County community plan, and the appropriate County zoning designation included in the Maui County General Plan noting it as an urban growth area. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2014, the Company sold thirty-one lots at Kaanapali Coffee Farms including three during the fourth quarter 2014, seven during the second quarter 2014, three during the first quarter 2014 and nine in 2013. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2014, $2,199 remains outstanding.

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

Significant Asset Sales

The Company has in the past consummated various strategic sales of bulk land. These transactions were generally pursued in order to raise additional cash that would enhance the Company's ability to fund the Kaanapali 2020 developments including, but not limited to Kaanapali Coffee Farms, and other Company overhead costs. While this is not the current focus of the Company, it has from time to time in the ordinary course of business engage in discussions with third parties who may be interested in certain parcels.

Employees

At May 1, 2016, Kaanapali Land and its subsidiaries had employed 26 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

Maui's residential real estate market experienced a dramatic slow down beginning in the latter part of 2005. The international credit crisis resulted in both national and global economic downturns and had a significant adverse impact on the Hawaiian economy. Market conditions have moved in a positive direction from 2014 and to date in 2016, however, there can be no assurance that such conditions will continue. A weakening of the Maui real estate market would negatively impact the Company.

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

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. Markets turned down significantly beginning in late 2005, which negatively impacted the volume of transactions completed in West Maui. The severe national and global recession had an adverse impact on the Hawaiian economy and adversely impacted the Company's pricing for its residential properties. The restricted availability of financing continues to negatively impact the number of lot sales to date and could continue to negatively impact the lot sales in the foreseeable future. A weakening of the Maui real estate market would negatively impact the Company. Market conditions have moved in a positive direction from 2014 and to date in 2016, however, there can be no assurance that such conditions will continue.

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

On or about April 28, 2015, eight litigants who filed asbestos claims in California state court (hereinafter, “Petitioners”) filed a motion for relief from the automatic stay in the D/C bankruptcy (hereinafter “life stay motion”). Under relevant provisions of the bankruptcy rules and on the filing of the D/C bankruptcy action, all pending litigation claims against D/C were stayed pending resolution of the bankruptcy action. In their motion, Petitioners asked the bankruptcy court to lift the stay in the bankruptcy court to name D/C and/or its alternate entities as defendants in their respective California state court asbestos actions and to satisfy their claims against insurance policies that defend and indemnify D/C and/or their alternate entities. The Petitioner’s motion to lift stay thus in part has as an objective ultimate recovery, if any, from, among other things, insurance policy proceeds that were allegedly assets of both the D/C and Oahu Sugar bankruptcy estates. As noted above, Kaanapali, the EPA, and the Navy are claimants in the Oahu Sugar bankruptcy and the Fireman’s Fund policies are allegedly among the assets of the Oahu Sugar bankruptcy estate as well. For this and other reasons, Kaanapali, the EPA and the Navy opposed the motion to lift stay. After briefing and argument, on May 14, 2015, the United States Bankruptcy Court, for the Northern District of Illinois, Eastern Division, in In Re D/C Distribution, LLC, Bankruptcy Case No. 07-12776, issued an order lifting the stay. In the order, the court permitted the Petitioners to “proceed in the applicable nonbankruptcy forum to final judgment (including any appeals) in accordance with applicable nonbankruptcy law. Claimants are entitled to settle or enforce their claims only by collecting upon any available insurance Debtor’s liability to them in accordance with applicable nonbankruptcy law. No recovery may be made directly against the property of Debtor, or property of the bankruptcy estate.” Kaanapali, Firemen’s Fund and the United States appealed the bankruptcy court order lifting the stay. In March 2016, the district court reversed the bankruptcy court order finding that the bankruptcy court did not apply relevant law to the facts in the case to arrive at a reasoned decision. On appeal the district court noted that the law requires consideration of a number of factors when lifting a stay to permit certain claims to proceed, including consideration of the adequacy of remaining insurance to meet claims still subject to the stay. Among other things, the court noted that the bankruptcy court failed to explain why it was appropriate for the petitioners to liquidate their claims before the other claimants whose claims remained subject to the stay. The district court remanded the case for further proceedings. It is uncertain whether such further proceedings on the lift stay will take place.

The parties in the D/C and Oahu Sugar bankruptcies have reached out to each other to determine if there is any interest in pursuing a global settlement of the claims in the Oahu Sugar and D/C bankruptcies insofar as the Fireman’s Fund insurance policies are concerned. If such discussions take place, they may take the form of a mediation or other format and involve some form of resolution of Kaanapali’s interest in various of the Fireman’s Fund insurance policies for Kaanapali’s various and future insurance claims. Kaanapali may consider entering into such discussions, but there is no assurance that such discussions will take place or prove successful in resolving any of the claims in whole or in part.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market Registrant’s Common Equity, Related Stockholder Matters and

              Issuer Purchases of Equity Securities

As of December 31, 2014 there were approximately 681 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2014 and 2013 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Selected Financial Data

Kaanapali Land, LLC

For the years ended December 31, 2014, 2013, 2012, 2011 and 2010

(Dollars in Thousands Except Per Share Amounts)

	2014	2013	2012	2011	2010

Total revenues	$19,088	8,831	5,140	5,493	4,137

Net loss from continuing operations	$(1,386)	(2,815)	(418)	(6,803)	(4,092)

Net loss from continuing operations attributable to stockholders	$(1,517)	(2,964)	(418)	(6,803)	(4,092)

Loss from continuing operations per share – basic and diluted	$(0.82)	(1.61)	(0.23)	(3.69)	(2.22)

Total assets	$126,123	131,619	126,889	132,782	144,697

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2014 and 2013 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

At December 31, 2014, the Company had cash and cash equivalents and short term securities of approximately $24 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2014, the Company sold thirty-one lots at Kaanapali Coffee Farms including three during the fourth quarter 2014, seven during the second quarter 2014, three during the first quarter 2014 and nine in 2013. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2014, $2,199 remains outstanding.

On January 7, 2016 KLC Holding Corp. (“KLC”) and various of its subsidiaries (“KLC Subsidiaries”) entered into a sales agreement (“KLC Sales Agreement”) with an unrelated third party for the sale of substantially all of the remaining real property and related assets of the Registrant on the island of Maui, along with the stock and membership interests of certain KLC Subsidiaries (the “KLC Sales Property”). The KLC Sales Agreement calls for a scheduled sales price for the KLC Sales Property of approximately $95 million, before costs of sale, a portion of which may be paid by note under certain circumstances. Under the KLC Sales Agreement, the price is subject to adjustment for certain revenues and expenditures of the KLC Subsidiaries prior to closing. Finally, the KLC Sales Agreement has a provision for a $5 million hold back of proceeds at closing for up to 24 months to secure certain seller objections and indemnifications.

The KLC Sales Agreement has a scheduled closing date of July 5, 2016, as twice extended and subject to further extension under certain conditions. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

On December 23, 2015 Pioneer Mill Company, LLC entered into a property sales agreement with an unrelated third party for the sale of the Pioneer Mill Site (“Mill Site Sales Agreement”) which called for a sales price of $20.5 million (before costs of sale, including commissions) and had a scheduled closing date of May 31, 2016, as extended. On April 19, 2016, the buyer gave notice they would not be proceeding with the purchase and thereby terminated the Mill Site Sales Agreement.

If closing of the KLC Sales Agreement were to occur, the Registrant will incur significant liabilities for federal and state income taxes. Potentially all the remaining proceeds are expected to be retained by the Registrant for future working capital and other needs. As noted above, there are no assurances that the sale will close on the terms and/or timing set forth in the agreement or otherwise.

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

2014 Compared to 2013

The decrease in property, net and the related increases in sales and costs of sales as of December 31, 2014 is primarily due to the sale of thirteen lots in the Kaanapali Coffee Farms during 2014 as well as the 14.9 acre and 7.65 acre sites in West Maui.

Pension plan assets decreased as of December 31, 2014 as compared to December 31, 2013 as a result of an actuarial loss recognized in the current year as well as a decrease in the market values of the Company’s pension plan assets.

The increase in other assets at December 31, 2014 as compared to December 31, 2013 is primarily due to promissory notes received related to lot sales in the Kaanapali Coffee Farms during 2014.

The increase in deposits and deferred gains at December 31, 2014 as compared to December 31, 2013 is primarily due to future obligations and the non refundable option payment related to the sale of 14.9 acres in West Maui.

The decrease in other liabilities at December 31, 2014 as compared to December 31, 2013 is primarily due to the payment of certain previously recorded liabilities during 2014.

The decrease in interest and other income for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is due to an insurance reimbursement related to damaged property received in the first quarter 2013.

2013 Compared to 2012

The increase in sales and costs of sales as of December 31, 2013 is primarily due to the sale of nine lots in the Kaanapali Coffee Farms during 2013 as compared to one lot in 2012.

The increase in selling, general and administrative expenses at December 31, 2013 as compared to December 31, 2012 is primarily due to the adjustment of certain contingency accruals during 2013 and 2012.

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2014, 2013 and 2012 were 3.71%, 4.47% and 3.75%, respectively, reflecting market interest rates.

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

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP

Report of Independent Registered Public Accounting Firm, Ernst & Young LLP

Consolidated Balance Sheets, December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014,

    2013 and 2012

Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Managing Member and Stockholders

Kaanapali Land, LLC

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform these audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

May 18, 2016

Report of Independent Registered Public Accounting Firm

The Managing Member and Stockholders

Kaanapali Land, LLC

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Kaanapali Land, LLC (the “Company”) for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders’ equity and cash flows of Kaanapali Land, LLC for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Chicago, Illinois

March 27, 2013

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2014 and 2013

(Dollars in Thousands, except share data)

	2014	2013
Assets

Cash and cash equivalents	$23,608	13,140
Restricted cash	692	872
Property, net	77,977	90,792
Pension plan assets	21,043	24,891
Other assets	2,803	1,924
	$126,123	131,619

Liabilities

Accounts payable and accrued expenses	$382	399
Deposits and deferred gains	2,394	1,205
Deferred income taxes	19,643	21,612
Other liabilities	14,895	15,463

Total liabilities	37,314	38,679

Commitments and contingencies (Note 7)

Equity

Common stock, at 12/31/14 and 12/31/13 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2014 and 2013, Class C shares issued and outstanding 52,000 in 2014 and 2013	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(8,850)	(6,069)
Accumulated earnings	91,430	93,191

Stockholders’ equity	88,051	92,593

Non controlling interests	758	347

Total equity	88,809	92,940

	$126,123	131,619

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Amounts)

	2014	2013	2012
Revenues:
Sales	$18,879	8,209	4,761
Interest and other income	209	622	379
	19,088	8,831	5,140

Cost and expenses:
Cost of sales	17,826	7,653	4,252
Selling, general and administrative	2,635	4,347	382
Depreciation and amortization	195	232	286
	20,656	12,232	4,920

Operating income (loss) before income taxes	(1,568)	(3,401)	220
Income tax benefit (expense)	182	586	(638)

Net income (loss)	(1,386)	(2,815)	(418)

Less: Net income attributable to non controlling interests	131	149	--

Net income (loss) attributable to stockholders	$(1,517)	(2,964)	(418)

Net income (loss) per share – basic and diluted	$(0.82)	(1.61)	(0.23)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands Except Per Share Amounts)

	2014	2013	2012

Net income (loss)	$(1,386)	(2,815)	(418)

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets	(4,559)	8,230	96
Other comprehensive income (loss), before tax	(4,559)	8,230	96

Income tax expense related to items of other comprehensive income (loss)	1,778	(3,210)	(38)
Other comprehensive income (loss), net of tax	(2,781)	5,020	58

Comprehensive income (loss)	(4,167)	2,205	(360)

Comprehensive income (loss) attributable to non controlling interests	131	149	--

Comprehensive income (loss) attributable to stockholders	$(4,298)	2,056	(360)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2011	$--	5,471	96,213	(11,147)	90,537	--	90,537

Other compre- hensive income, net of tax	--	--	--	58	58	--	58

Net loss	--	--	(418)	--	(418)	--	(418)

Balance at December 31, 2012	--	5,471	95,795	(11,089)	90,177	--	90,177

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	360	--	360	198	558

Other compre- hensive income, net of tax	--	--	--	5,020	5,020	--	5,020

Net loss	--	--	(2,964)	--	(2,964)	149	(2,815)

Balance at December 31, 2013	--	5,471	93,191	(6,069)	92,593	347	92,940

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(244)	--	(244)	280	36

Other compre- hensive income, net of tax	--	--	--	(2,781)	(2,781)	--	(2,781)

Net loss	--	--	(1,517)	--	(1,517)	131	(1,386)

Balance at December 31, 2014	$--	5,471	91,430	(8,850)	88,051	758	88,809

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(1,386)	(2,815)	(418)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from property sales	14,570	5,127	936
Gain/loss on property sales	(1,609)	(655)	109
Impairment loss	670	856	--
Pension plan assets	(710)	(507)	(573)
Depreciation and amortization	195	232	286
Deferred income taxes	(192)	(531)	620
Changes in operating assets and liabilities:
Restricted cash	180	(468)	--
Other assets	(879)	(981)	506
Accounts payable, accrued expenses, deposits, deferred gains and other	604	(690)	(6,191)
Net cash provided by (used in) operating activities	11,443	(432)	(4,725)

Cash flows from investing activities:
Property additions	(1,011)	(817)	(424)
Effect of consolidating Kaanapali Coffee Farms Lot Owners’ Association	--	119	--
Proceeds from short-term investments	--	--	5,000
Net cash provided by (used in) investing activities	(1,011)	(698)	4,576

Cash flows from financing activities:
Contributions	202	--	--
Distributions	(166)	--	--
Net cash provided by financing activities	36	--	--

Net increase (decrease) in cash and cash equivalents	10,468	(1,130)	(149)

Cash and cash equivalents at beginning of year	13,140	14,270	14,419

Cash and cash equivalents at end of year	$23,608	13,140	14,270

Cash received (paid) for income taxes	$--	--	--

Supplemental Non-Cash Investing Activities:

Amounts included in Proceeds from property sales include promissory notes of $1,582 and $1,208 at December 31, 2014 and 2013, respectively.

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

In accordance with the Plan, approximately 1,793,000 Common Shares were issued all of which remained outstanding at December 31, 2014.

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

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2014, the Company sold thirty-one lots at Kaanapali Coffee Farms including three during the fourth quarter 2014, seven during the second quarter 2014, three during the first quarter 2014 and nine in 2013. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2014, $2,199 remains outstanding.

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

	2014	2013
Property, net:
Land	$77,089	88,133
Buildings	1,530	2,977
Machinery and equipment	3,816	3,960
	82,435	95,070
Accumulated depreciation	(4,458)	(4,278)

Property, net	$77,977	90,792

Inventory of land held for sale of approximately $14,120 and $21,300, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2014 and 2013, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of property was reduced by $670 during 2014 and $856 during 2013 to reflect the property at the lower of carrying value or fair value less costs to sell. The value adjustment is reflected in cost of sales in the consolidated statements of operations at December 31, 2014 and 2013, respectively. The impairment and land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Generally, no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Short-Term Investments

It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. Prior to maturity in May 2012, the Company held short term investments consisting of $5,000 of such securities purchased in June 2011. The Company held no short-term investments as of December 31, 2014 or 2013.

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2014 and 2013, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2014 and 2013 of approximately $86,700 and $87,300, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2014 and 2013, the Company leased various office spaces with average annual rental of approximately $27 and $26 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2014, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures: Valued at the closing price reported in the active market in which the mutual fund is traded.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Common and preferred stocks	$22,300	--	--	22,300
Corporate notes, bonds and debentures	1,400	--	--	1,400
Investment in partnerships	--	18,600	4,900	23,500
Investments in insurance companies	--	--	1,200	1,200
Investments in private equity funds	--	6,500	10,300	16,800
Cash and cash equivalents	100	--	--	100
Total Pension Plan assets at fair value	$23,800	25,100	16,400	65,300

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Common and preferred stocks	$20,500	--	--	20,500
Corporate notes, bonds and debentures	1,400	--	--	1,400
Investment in partnerships	--	19,500	6,700	26,200
Investments in insurance companies	--	--	1,600	1,600
Investments in private equity funds	--	6,500	9,600	16,100
Cash and cash equivalents	200	--	--	200
Total Pension Plan assets at fair value	$22,100	26,000	17,900	66,000

Changes in Level 3 Investments

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2014:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,600	6,700	9,600	17,900
Net earned interest and realized/unrealized gains (losses)	100	600	700	1,400
Transfers in to Level 3	600	--	--	600
Transfers from Level 3	--	--	--	--
Purchases, sales, issuances and settlements (net)	(1,100)	(2,400)	--	(3,500)

Balance, end of year	$1,200	4,900	10,300	16,400

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2013:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,800	1,100	7,800	10,700
Net earned interest and realized/unrealized gains (losses)	100	1,400	700	2,200
Transfers in to Level 3	--	1,800	--	1,800
Transfers from Level 3	(1,100)	--	--	(1,100)
Purchases, sales, issuances and settlements (net)	800	2,400	1,100	4,300

Balance, end of year	$1,600	6,700	9,600	17,900

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2014, 2013 and 2012.

	2014	2013	2012
Benefit obligation at beginning of year	$41,113	45,814	45,605
Service cost	580	636	627
Interest cost	1,734	1,653	1,881
Actuarial (gain) loss	4,366	(3,311)	1,660
Benefits paid	(3,570)	(3,679)	(3,959)

Accumulated and projected benefit obligation at end of year	44,223	41,113	45,814

Fair value of plan assets at beginning of year	66,004	61,968	61,090
Actual return on plan assets	2,832	7,715	4,837
Benefits paid	(3,570)	(3,679)	(3,959)

Fair value of plan assets at end of year	65,266	66,004	61,968

Funded status	21,043	24,891	16,154

Unrecognized net actuarial (gain) loss	14,484	9,920	18,146
Unrecognized prior service cost	22	27	31

Prepaid pension cost	$35,549	34,838	34,331

At December 31, 2014, approximately 36% of the plan's assets are invested in equity composite, 11% in debt composite, 47% in multi-strategy composite and 6% in real assets composite. The allocations are within Company's target allocations in association with the Company's investment strategy.

The components of the net periodic pension credit for the years ended December 31, 2014, 2013 and 2012 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2014	2013	2012
Service costs	$580	636	627
Interest cost	1,734	1,653	1,881
Expected return on plan assets	(4,003)	(4,025)	(4,101)
Recognized net actuarial loss	974	1,225	1,016
Amortization of prior service cost	4	4	4

Net periodic pension credit	$(711)	(507)	(573)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2014	2013	2012
As of January 1,

Discount rate	4.47%	3.75%	4.37%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7.0%	7.0%	7.0%

As of December 31,

Discount rate – net periodic pension credit	4.47%	3.75%	4.37%

Discount rate – accumulated benefit obligation	3.71%	4.47%	3.75%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7.0%	7.0%	7.0%

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

There was no contribution required in 2014 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2015	$3,877
2016	3,507
2017	3,370
2018	3,222
2019	3,126
2020-2024	13,869

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2014 and 2013:

	2014 Discount Rate	2014 Salary Increase	2013 Discount Rate	2013 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$(16)	--	(20)	1
Pension benefit obligation at year end	$(4,135)	5	(3,509)	6

Effect of a 1% decrease on:
Net periodic pension cost	$8	1	14	--
Pension benefit obligation at year end	$5,007	(2)	4,177	(3)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2014:

	1% Increase	1% Decrease
Net periodic pension cost	$(572)	572

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2014 and 2013 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $22 ($13, of tax) and $27 ($16, net of tax), respectively, and unrecognized actuarial loss of $14,506 ($8,849, net of tax) and $9,947 ($6,068, net of tax, respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $947 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $23 are consolidated in the Company's consolidated balance sheet.

(5) Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2014, 2013 and 2012 consists of:

	Current	Deferred	Total
Year ended December 31, 2014:
U.S. federal	$--	(164)	(164)
State	--	(18)	(18)
	$--	(182)	(182)

Year ended December 31, 2013:
U.S. federal	$--	(527)	(527)
State	--	(59)	(59)
	$--	(586)	(586)

Year ended December 31, 2012:
U.S. federal	$--	574	574
State	--	64	64
	$--	638	638

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

	2014	2013	2012
Provision at statutory rate	$(598)	(1,171)	71
Increase (reduction) in income taxes resulting from:
Increase (reduction) in valuation allowance	396	1,077	241
Other, net	20	(492)	326

Total	$(182)	(586)	638

During the year ended December 31, 2014, the Company increased its valuation allowance by $396 due to the uncertainty regarding future valuation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
Deferred tax assets:
Reserves related primarily to losses on divestitures	$(5,793)	(5,871)	(5,810)
Loss carryforwards	(11,861)	(11,466)	(10,030)
Tax credit carryforwards	(2,777)	(2,777)	(2,777)
Other, net	(722)	(892)	(892)
Total deferred tax assets	(21,153)	(21,006)	(19,509)
Less – valuation allowance	14,638	14,242	13,165
Total deferred tax assets	(6,515)	(6,764)	(6,344)

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	17,157	17,874	18,183
Prepaid pension costs	9,001	10,502	7,094
Total deferred tax liabilities	26,158	28,376	25,277
Net deferred tax liability	$19,643	21,612	18,933

The Company at December 31, 2014 has net operating loss carryforwards ("NOLs") of approximately $48,500 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $28,300 originated in 2006 and later years and expire over twenty years. State NOLs began to expire in 2010.

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

In August 2015, the Company received a notice that its 2013 federal income tax return had been selected for examination. The examination was concluded in December 2015 with no changes to reported tax.

(6) Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2014, 2013 and 2012 was approximately $20, $16 and $20, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2014, 2013 and 2012 were approximately $1,109, $1,148 and $1,517, respectively, of which approximately $100 was unpaid as of December 31, 2014.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1,154, $1,004 and $1,065 for the years ended December 31, 2014, 2013 and 2012, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 8 Business Segment Information. The revenue amounts have been eliminated in consolidated financial statements.

(7) Commitments and Contingencies

At December 31, 2014, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

On or about April 28, 2015, eight litigants who filed asbestos claims in California state court (hereinafter, “Petitioners”) filed a motion for relief from the automatic stay in the D/C bankruptcy (hereinafter “life stay motion”). Under relevant provisions of the bankruptcy rules and on the filing of the D/C bankruptcy action, all pending litigation claims against D/C were stayed pending resolution of the bankruptcy action. In their motion, Petitioners asked the bankruptcy court to lift the stay in the bankruptcy court to name D/C and/or its alternate entities as defendants in their respective California state court asbestos actions and to satisfy their claims against insurance policies that defend and indemnify D/C and/or their alternate entities. The Petitioner’s motion to lift stay thus in part has as an objective ultimate recovery, if any, from, among other things, insurance policy proceeds that were allegedly assets of both the D/C and Oahu Sugar bankruptcy estates. As noted above, Kaanapali, the EPA, and the Navy are claimants in the Oahu Sugar bankruptcy and the Fireman’s Fund policies are allegedly among the assets of the Oahu Sugar bankruptcy estate as well. For this and other reasons, Kaanapali, the EPA and the Navy opposed the motion to lift stay. After briefing and argument, on May 14, 2015, the United States Bankruptcy Court, for the Northern District of Illinois, Eastern Division, in In Re D/C Distribution, LLC, Bankruptcy Case No. 07-12776, issued an order lifting the stay. In the order, the court permitted the Petitioners to “proceed in the applicable nonbankruptcy forum to final judgment (including any appeals) in accordance with applicable nonbankruptcy law. Claimants are entitled to settle or enforce their claims only by collecting upon any available insurance Debtor’s liability to them in accordance with applicable nonbankruptcy law. No recovery may be made directly against the property of Debtor, or property of the bankruptcy estate.” Kaanapali, Firemen’s Fund and the United States appealed the bankruptcy court order lifting the stay. In March 2016, the district court reversed the bankruptcy court order finding that the bankruptcy court did not apply relevant law to the facts in the case to arrive at a reasoned decision. On appeal the district court noted that the law requires consideration of a number of factors when lifting a stay to permit certain claims to proceed, including consideration of the adequacy of remaining insurance to meet claims still subject to the stay. Among other things, the court noted that the bankruptcy court failed to explain why it was appropriate for the petitioners to liquidate their claims before the other claimants whose claims remained subject to the stay. The district court remanded the case for further proceedings. It is uncertain whether such further proceedings on the lift stay will take place.

The parties in the D/C and Oahu Sugar bankruptcies have reached out to each other to determine if there is any interest in pursuing a global settlement of the claims in the Oahu Sugar and D/C bankruptcies insofar as the Fireman’s Fund insurance policies are concerned. If such discussions take place, they may take the form of a mediation or other format and involve some form of resolution of Kaanapali’s interest in various of the Fireman’s Fund insurance policies for Kaanapali’s various and future insurance claims. Kaanapali may consider entering into such discussions, but there is no assurance that such discussions will take place or prove successful in resolving any of the claims in whole or in part.

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

	2014	2013	2012
Revenues:
Property	$16,050	5,838	2,047
Agriculture	3,037	2,979	3,070
Corporate	1	14	23
	$19,088	8,831	5,140

Operating income (loss):
Property	$(737)	(2,038)	(1,149)
Agriculture	175	611	320

Operating income (loss)	(562)	(1,427)	(829)

Corporate	(1,006)	(1,974)	1,049

Operating income (loss) from continuing operations before income taxes	$(1,568)	(3,401)	220

Identifiable Assets:
Property	$39,254	39,357	41,483
Agriculture	58,243	58,125	57,026

	97,497	97,482	98,509

Corporate	28,626	34,137	28,380

	$126,123	131,619	126,889

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

The Company reclassified revenues and operating income (loss) from coffee operations reported in the property segment in 2012 to the agriculture segment of $977.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2014	2013	2012
Capital Expenditures:
Property	$480	748	251
Agriculture	529	69	173
Corporate	2	--	--
	$1,011	817	424

Depreciation and Amortization:
Property	$60	59	61
Agriculture	135	173	225
Total	$195	232	286

(9) Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss) attributable to stockholders	$(1,517)	(2,964)	(418)

Denominator:
Number of weighted average shares outstanding	1,845	1,845	1,845

Net income (loss) per share – basic and diluted	$(0.82)	(1.61)	(0.23)

As of December 31, 2014, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data are based on the aggregate 1,844,613 outstanding shares.

(10) Subsequent Events

As of December 31, 2014, the Company sold 31 of the 51 lots at Kaanapali Coffee Farms. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of April 1, 2016, $1,509 remains outstanding.

The Pension Plan determines its accumulated and projected benefit obligation in part based on mortality tables. If the mortality table issued in November 2015 had been used to determine the benefit obligation as of December 31, 2014, such obligation would be greater, and the prepaid pension cost would be less than reflected in the accompanying consolidated financial statements. Any such difference would not have an effect on the Company’s operations or liquidity.

On January 7, 2016 KLC Holding Corp. (“KLC”) and various of its subsidiaries (“KLC Subsidiaries”) entered into a sales agreement (“KLC Sales Agreement”) with an unrelated third party for the sale of substantially all of the remaining real property and related assets of the Registrant on the island of Maui, along with the stock and membership interests of certain KLC Subsidiaries (the “KLC Sales Property”). The KLC Sales Agreement calls for a scheduled sales price for the KLC Sales Property of approximately $95 million, before costs of sale, a portion of which may be paid by note under certain circumstances. Under the KLC Sales Agreement, the price is subject to adjustment for certain revenues and expenditures of the KLC Subsidiaries prior to closing. Finally, the KLC Sales Agreement has a provision for a $5 million hold back of proceeds at closing for up to 24 months to secure certain seller objections and indemnifications.

The KLC Sales Agreement has a scheduled closing date of July 5, 2016, as twice extended and subject to further extension under certain conditions. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

On December 23, 2015 Pioneer Mill Company, LLC entered into a property sales agreement with an unrelated third party for the sale of the Pioneer Mill Site (“Mill Site Sales Agreement”) which called for a sales price of $20.5 million (before costs of sale, including commissions) and had a scheduled closing date of May 31, 2016, as extended. On April 19, 2016, the buyer gave notice they would not be proceeding with the purchase and thereby terminated the Mill Site Sales Agreement.

If closing of the KLC Sales Agreement were to occur, the Registrant will incur significant liabilities for federal and state income taxes. Potentially all the remaining proceeds are expected to be retained by the Registrant for future working capital and other needs. As noted above, there are no assurances that the sale will close on the terms and/or timing set forth in the agreement or otherwise.

(11) Supplementary Quarterly Data (Unaudited)

	2014
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,522	7,528	4,187	4,851

Net income (loss) attributable to stockholders	$(291)	(220)	(487)	(519)

Net income (loss) per Share – basic and diluted	$(0.16)	(0.12)	(0.26)	(0.28)

	2013
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,676	1,386	508	4,261

Net income (loss) attributable to stockholders	$81	154	(733)	(2,466)

Net income (loss) per Share – basic and diluted	$0.04	0.08	(0.40)	(1.33)

	2012
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$1,121	1,282	1,276	1,461

Net income (loss)	$(835)	(409)	(635)	1,461

Net income (loss) per Share – basic and diluted	$(0.45)	(0.22)	(0.35)	0.79

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the accountants during the fiscal years 2014, 2013 and 2012.

In 2013, the Company hired McGladrey, LLP (“McGladrey”) to provide auditing and tax services for the Company. In August 2014, the Company dismissed McGladrey as their independent registered public accounting firm. In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management including the principal executive officer and the principal financial officer management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation.

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (1992), management concluded that its internal control over financial reporting was effective as of December 31, 2014.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of April 1, 2016, the executive officers and certain other officers of the Company were as follows:

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

Gary Nickele (age 63) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois. Mr. Nickele's experience relative to JMB, the Company and Arvida Partners during the past five years has included overall responsibility for all legal matters, oversight of the operations of the Company and Arvida Partners, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

Stephen Lovelette (age 60) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

Gailen J. Hull (age 67) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Master’s degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Total ($)

Gary Nickele	President and	2014	115,000	10,000	N/A	125,000
	Chief Executive Officer	2013	115,000	10,000	N/A	125,000
		2012	180,000	10,000	N/A	190,000

Stephen A Lovelette	Executive Vice President	2014	165,000	25,000	N/A	190,000
		2013	165,000	25,000	N/A	190,000
		2012	200,000	25,000	N/A	225,000

Gailen J. Hull	Senior Vice President and	2014	115,000	10,000	N/A	125,000
	Chief Financial Officer	2013	115,000	10,000	N/A	125,000
		2012	175,000	15,000	N/A	190,000

(1) The Company does not have a compensation committee. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

(2) Includes CEO and all other executive officers.

(3) Salary and bonus amounts for Messrs. Nickele, Lovelette and Hull represent the portion of total compensation allocated and charged to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

   Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Shares owned directly (81.8% of the Common Shares) (1) (2)

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of April 1, 2016, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2014, 2013 and 2012 was approximately $20 thousand, $16 thousand and $20 thousand, respectively, all of which was paid as of December 31, 2014.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the years ended December 31, 2014, 2013, and 2012 was approximately $1.1 million, $1.1 million and $1.5 million, respectively, of which approximately $100 thousand was unpaid as of December 31, 2014.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1.2 million, $1.0 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The revenue amounts have been eliminated in consolidated financial statements.

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

Item 14. Principal Accounting Fees and Services

In 2013, the Company hired McGladrey, LLP (“McGladrey”) to provide auditing and tax services for the Company. In August 2014, the Company dismissed McGladrey as their independent registered public accounting firm. In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2014 and 2013 are as follows:

(1) Audit Fees

The aggregate fees billed for the years ended December 31, 2014 and 2013 for professional services for the audit of the Company’s consolidated financial statements were approximately $319 thousand.

(2) Audit Related Fees

None

(3) Tax Fees

None

Prior to the hiring of Grant Thornton, the principal auditor of the Company was Ernst & Young LLP (“E&Y”).

The aggregate audit fees incurred for professional services by E&Y in 2012 was $249 thousand. In accordance with the SEC's definitions and rules, "audit fees" are fees the Company paid E&Y for professional services for the audit of the Company's consolidated financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. There were no non-audit related, tax or other services provided by E&Y.

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

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President
Date:	May 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President, Chief Accounting Officer and Chief Financial Officer
Date:	May 18, 2016

/s/ Gary Nickele
By:	Gary Nickele President and Chief Executive Officer
Date:	May 18, 2016