Form 10-Q
period 2015-03-31
KAANAPALI LAND LLC
filed 2016-06-30
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Yes [ X ]    No [   ]

As of June 30, 2016, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$24,346	$23,608
Restricted cash	795	692
Property, net	76,319	77,977
Pension plan assets	21,520	21,043
Other assets	2,901	2,803
Total assets	$125,881	$126,123

Liabilities

Accounts payable and accrued expenses	$456	$382
Deposits and deferred gains	2,362	2,394
Deferred income taxes	19,751	19,643
Other liabilities	14,830	14,895
Total liabilities	37,399	37,314

Commitments and contingencies (Note 7)

Common stock, at 3/31/15 and 12/31/14 non par value
(Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(8,680)	(8,850)
Accumulated earnings	90,825	91,430

Stockholders’ equity	87,616	88,051

Non controlling interests	866	758

Total equity	88,482	88,809

Total liabilities and stockholders’ equity	$125,881	$126,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Sales	$2,817	$2,496
Interest and other income	36	26
Total revenues	2,853	2,522
Cost and expenses:
Cost of sales	2,703	2,052
Selling, general and administrative	648	692
Depreciation and amortization	50	49
Total cost and expenses	3,401	2,793

Operating (loss) income before income taxes	(548)	(271)

Income tax (expense) benefit	(15)	(9)

Net (loss) income	(563)	(280)

Less: Net income attributable to non controlling interests	16	11

Net (loss)/income attributable to stockholders	$(579)	$(291)

Net (loss)/income per share – basic and diluted	$(0.31)	$(0.16)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014

Net (loss)/income	$(563)	$(280)

Other comprehensive loss:
Net unrealized losses on pension plan assets	(279)	(150)
Other comprehensive loss, before tax	(279)	(150)

Income tax benefit related to items of other comprehensive loss	109	57
Other comprehensive loss, net of tax	(170)	(93)

Comprehensive loss	(733)	(373)

Comprehensive income (loss) attributable to non controlling interests	16	11

Comprehensive income (loss) attributable to Kaanapali Land	$(749)	$(384)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	2015	2014

Net cash provided by operating activities	$725	$728

Net cash used in investing activities:
Property additions	(168)	(241)
Property disposals	115	--
	(53)	(241)

Net cash provided by financing activities:
Contributions	66	35
	66	35

Net increase in cash and cash equivalents	738	522
Cash and cash equivalents at beginning of period	23,608	13,140

Cash and cash equivalents at end of period	$24,346	$13,662

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2014. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2014 Annual Report on Form 10-K.

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

Inventory of land held for sale, of approximately $12,458 and $14,120, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of property was reduced by $670 during 2014 to reflect the property at the lower of carrying value or fair value less costs to sell. Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be achieved in future periods.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2015, the Company sold thirty-three lots at Kaanapali Coffee Farms including two during the first quarter of 2015 and thirteen in 2014. Additionally, in 2015, one lot was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of March 31, 2015, $2,223 remains outstanding.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2015 and December 31, 2014 of approximately $86,660 and $86,700, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Service cost	$144	$150
Interest cost	394	439
Expected return on plan assets	(1,016)	(998)
Recognized net actuarial (gain) loss	279	150
Net periodic pension credit	$(199)	$(259)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2015 and December 31, 2014 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $22 ($13 net of tax), respectively, and unrecognized actuarial loss of $14,228 ($8,679 net of tax) and $14,506 ($8,849 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three months ending March 31, 2015 are $1 ($1 net of tax) and $279 ($170 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $947 represented in the Rabbi Trust and assets funding such deferred compensation liability of $23 are consolidated in the Company's balance sheet.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. No such commissions were paid for the three months ended March 31, 2015 and 2014.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2015 and 2014, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2015 and 2014 were $291 and $283, respectively, of which $146 was unpaid as of March 31, 2015.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $296 and $274 for the three months ended March 31, 2015 and 2014, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2015 and 2014 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At March 31, 2015, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2015	2014
Numerator:
Net income (loss)	$(563)	$(280)
Less: Net income attributable to non controlling interests	16	11
Net income (loss) attributable to stockholders	$(579)	$(291)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land - basic and diluted	$(0.31)	$(0.16)

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

	Three Months Ended March 31,
	2015	2014
Revenues:
Property	$1,957	$2,010
Agriculture	896	512
Corporate	0	0
	$2,853	$2,522

Operating income (loss):
Property	$(376)	$(86)
Agriculture	172	2
Operating income (loss)	(204)	(84)

Corporate	(344)	(187)

Operating income (loss) before income taxes	$(548)	$(271)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10) Subsequent Events

As of March 31, 2015, the Company sold 33 of the 51 lots at Kaanapali Coffee Farms. In 2015, one lot was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of June 1, 2016, $1,521 remains outstanding.

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

The KLC Sales Agreement has a scheduled closing date of August 15, 2016, as extended several times and subject to further extension under certain conditions, including matters related to the sale of the Pioneer Mill Site. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

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

If closing of the KLC Sales Agreement were to occur, the Registrant will incur significant liabilities for federal and state income taxes. Potentially all the remaining proceeds are expected to be retained by the Registrant for future working capital and other needs. As noted above, there are no assurances that the sale will close on the terms and/or timing set forth in the respective agreement or otherwise.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2015 and December 31, 2014 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

In addition to such Secured Promissory Note, certain other subsidiaries of Kaanapali Land continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due thereunder remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders of the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor KLC Subsidiaries, however, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding thereunder of that in the aggregate will generate any material proceeds to the Company. Nevertheless, Kaanapali Land has submitted a claim in the Chapter 7 bankruptcy proceeding of Oahu Sugar in order that it may recover substantially all of the assets remaining in the bankruptcy estate, if any, that become available for creditors of Oahu Sugar. Any amounts so received would not be material to the Company. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee thereunder.

Those persons and entities that were not affiliated with the predecessor of Kaanapali Land and were holders of COLAs on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, represent approximately 9% of the ownership of the Company.

The Company had cash and cash equivalents of approximately $24 million and $24 million, as of March 31, 2015 and December 31, 2014, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2015, the Company sold thirty-three lots at Kaanapali Coffee Farms including two during the first quarter of 2015 and thirteen in 2014. Additionally, in 2015, one lot was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of March 31, 2015, $2.2 million remains outstanding.

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

The KLC Sales Agreement has a scheduled closing date of August 15, 2016, as extended several times and subject to further extension under certain conditions, including matters related to the sale of the Pioneer Mill Site. Under the KLC Sales Agreement, the buyer has certain rescission and termination rights. In addition there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the KLC Sales Property will be completed under the existing or any other terms.

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

If closing of the KLC Sales Agreement were to occur, the Registrant will incur significant liabilities for federal and state income taxes. Potentially all the remaining proceeds are expected to be retained by the Registrant for future working capital and other needs. As noted above, there are no assurances that the sale will close on the terms and/or timing set forth in the respective agreement or otherwise.

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

The decrease in property, net and the related increases in sales and cost of sales for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily due to the sale of two lots during the three months ended March 31, 2015.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.  Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	June 30, 2016