Form 10-Q
period 2015-09-30
KAANAPALI LAND LLC
filed 2016-08-08
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Yes [   ]    No [ X ]

As of August 8, 2016, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$23,323	$23,608
Restricted cash	962	692
Property, net	75,102	77,977
Pension plan assets	22,474	21,043
Other assets	2,462	2,803
Total assets	$124,323	$126,123

Liabilities

Accounts payable and accrued expenses	$670	$382
Deposits and deferred gains	2,364	2,394
Deferred income taxes	19,968	19,643
Other liabilities	13,622	14,895
Total liabilities	36,624	37,314

Commitments and contingencies (Note 7)

Common stock, at 9/30/15 and 12/31/14 non par value
(Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(8,340)	(8,850)
Accumulated earnings	89,628	91,430

Stockholders’ equity	86,759	88,051

Non controlling interests	940	758

Total equity	87,699	88,809

Total liabilities and stockholders’ equity	$124,323	$126,123

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Sales and rental revenues	$1,724	$4,157	$5,996	$14,149
Interest and other income	34	30	116	88
Total revenues	1,758	4,187	6,112	14,237
Cost and expenses:
Cost of sales	1,427	4,363	5,820	13,551
Selling, general and administrative	709	324	1,950	1,489
Depreciation and amortization	50	49	150	146
Total cost and expenses	2,186	4,736	7,920	15,186
Operating loss from continuing operations before income taxes	(428)	(549)	(1,808)	(949)

Income tax expense	--	--	(15)	(10)

Net loss	(428)	(549)	(1,823)	(959)

Less: Net income (loss) attributable to non controlling interests	15	(62)	(54)	39

Net loss attributable to stockholders	$(443)	$(487)	$(1,769)	$(998)

Net loss per share - basic and diluted	$(0.24)	$(0.26)	$(0.96)	$(0.54)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(428)	$(549)	$(1,823)	$(959)

Other comprehensive loss:
Net unrealized losses on pension plan assets	(279)	(150)	(836)	(452)
Other comprehensive loss, before tax	(279)	(150)	(836)	(452)

Income tax expense related to items of other comprehensive loss	109	58	326	176
Other comprehensive loss, net of tax	(170)	(92)	(510)	(276)

Comprehensive loss	(598)	(641)	(2,333)	(1,235)

Comprehensive income (loss) attributable to non controlling interests	15	(62)	(54)	39

Comprehensive loss attributable to stockholders	$(613)	$(579)	$(2,279)	$(1,274)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(Dollars in Thousands)

	2015	2014

Net cash provided by (used in) operating activities	$(339)	$9,059

Net cash used in investing activities:
Property additions	(264)	(808)
Property disposals	115	--
	(149)	(808)

Net cash provided by (used in) financing activities:
Contributions	203	143
Distributions	--	(166)
	203	(23)

Net increase (decrease) in cash and cash equivalents	(285)	8,228
Cash and cash equivalents at beginning of period	23,608	13,140

Cash and cash equivalents at end of period	$23,323	$21,368

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

Inventory of land held for sale, of approximately $11,245 and $14,120, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of property was reduced by $670 during 2014 to reflect the property at the lower of carrying value or fair value less costs to sell. Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be achieved in future periods.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2015, the Company sold thirty-five lots at Kaanapali Coffee Farms including one during the third quarter 2015, one during the second quarter 2015, two during the first quarter of 2015 and thirteen in 2014. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of September 30, 2015, $1,903 remains outstanding on the notes.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2015 and December 31, 2014 of approximately $86,930 and $86,700, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The pension plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$145	$149	$434	$449
Interest cost	394	439	1,181	1,317
Expected return on plan assets	(1,016)	(998)	(3,047)	(2,995)
Recognized net actuarial (gain) loss	278	150	836	452
Net periodic pension credit	$(199)	$(260)	$(596)	$(777)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2015 and December 31, 2014 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $3 ($2 net of tax) and $22 ($13 net of tax), respectively, and unrecognized actuarial loss of $13,670 ($8,339 net of tax) and $14,506 ($8,849 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the nine months ending September 30, 2015 are $3 ($2 net of tax) and $557 ($340 net of tax), respectively.

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

(5)  Income Taxes

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for tax years 2006 through 2010. The statutes of limitations with respect to the Company's taxes for 2011 and 2012, as well as 2014 remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the nine months ended September 30, 2015 and 2014 were $8 and $20, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2015 and 2014, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2015 and 2014 were $921 and $830, respectively, of which approximately $152 was unpaid as of September 30, 2015.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $789 and $858 for the nine months ended September 30, 2015 and 2014, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2015 and 2014 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At September 30, 2015, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in January 2013. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2015	2014	2015	2014
Numerator:
Net loss	$(428)	$(549)	$(1,823)	$(959)
Less: Net (loss) income attributable to non controlling interests	15	(62)	(54)	39
Net loss attributable to stockholders	$(443)	$(487)	$(1,769)	$(998)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.24)	$(0.26)	$(0.96)	$(0.54)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Property	$1,020	$3,403	$3,762	$12,044
Agriculture	738	783	2,350	2,192
Corporate	--	1	--	1
	$1,758	$4,187	$6,112	$14,237

Operating income (loss):
Property	$(16)	$(72)	$(781)	$(412)
Agriculture	143	(117)	270	119
Operating income (loss)	127	(189)	(511)	(293)

Corporate	(555)	(360)	(1,297)	(656)

Operating loss before income taxes	$(428)	$(549)	$(1,808)	$(949)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10) Subsequent Events

As of September 30, 2015, the Company sold 35 of the 51 lots at Kaanapali Coffee Farms. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of August 1, 2016, $1,523 remains outstanding on the notes.

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

By virtue of the buyer’s failure to deliver its “Acceptance Notice” prior to the expiration of the “Due Diligence Period” in accordance with the terms of the KLC Sales Agreement, the KLC Sales Agreement terminated. On July 8, 2016, the buyer asked the escrow agent to return buyer’s deposit.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2015 and December 31, 2014 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $23 million and $24 million, as of September 30, 2015 and December 31, 2014, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2015, the Company sold thirty-five lots at Kaanapali Coffee Farms including one during the third quarter 2015, one during the second quarter 2015, two during the first quarter of 2015 and thirteen in 2014. In 2016, three lots were sold in the first quarter and one in the second quarter. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of September 30, 2015, $1.9 million remains outstanding on the notes.

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

By virtue of the buyer’s failure to deliver its “Acceptance Notice” prior to the expiration of the “Due Diligence Period” in accordance with the terms of the KLC Sales Agreement, the KLC Sales Agreement terminated. On July 8, 2016, the buyer asked the escrow agent to return buyer’s deposit.

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

Property, net decreased as of September 30, 2015 due to the sale of four lots during 2015.

The decrease in other assets at September 30, 2015 as compared to December 31, 2014 is primarily due to payments received related to promissory notes.

The increase in accounts payable and accrued expenses at September 30, 2015 as compared to December 31, 2014 is due to the timing of submission for payment of recurring services.

The decrease in other liabilities at September 30, 2015 as compared to December 31, 2014 is primarily due to the payment of certain previously recorded liabilities during 2015.

The decrease in sales and cost of sales for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 is primarily due to the sale of one lot during the third quarter 2015 compared to a property sale that closed during the third quarter in 2014, and the sale of four lots during the nine months ended September 30, 2015 compared to ten lots in 2014.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	August 8, 2016