Form 10-K
period 2015-12-31
KAANAPALI LAND LLC
filed 2016-09-27
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

For the fiscal year ended December 31, 2015	Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

As of September 27, 2016, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. As of December 31, 2015, the Company had 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

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

For any property targeted for development, the Company will generally prepare a land plan that is consistent with the findings of the studies and then commence the process of applying for the entitlements necessary to permit the use of the property in accordance with the land plan. The length and difficulty of obtaining the requisite entitlements by government agencies, as well as the cost of complying with any conditions attached to the entitlements, are significant factors in determining the viability of the Company's projects. Applications for entitlements may include, among other things, applications for state land use reclassification, county community plan amendments, changes in zoning, and if applicable, subdivision.

Kaanapali 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located near to the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of residential (including workforce affordable housing), commercial, quasi-public facilities, recreation, agriculture, rural, and open space. While the oceanfront resort properties have been sold, most of the other Kaanapali 2020 lands continue to be owned by the Company. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan and the Wainee development, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. In Hawaii, the governmental entities may impose limits or controls on growth in their communities during the review and consideration of the various entitlement process mainly through restrictive conditions, including limitations on density, impact fees, infrastructure contribution, among others, all of which may materially affect utilization of the land and the costs associated with developing the land. In addition, Maui County currently requires certain percentages and levels of affordability to be included in proposed residential developments or subdivisions of land, thereby affecting the feasibility of these projects. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 lands that have sufficient entitlements to commence development are those in Phase I of the Kaanapali Coffee Farms development and the Puukolii Village development, as described below.

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

A relatively small portion (approximately 300 acres) of the Kaanapali 2020 Development Planning area owned by the Company, known as Puukolii Village, comprised of two parcels known as the Puukolii Triangle and Puukolii Mauka, received entitlements in 1993 under the terms of a superseded law that fast tracked entitlements for planned mixed use developments that contained the requisite percentage of affordable housing units. The requirements imposed on the Company relative to these entitlements proved uneconomic and thus the developments were not pursued. The Company proposed revisions to certain entitlement conditions as well as the development agreement with the applicable state agencies and is beginning to plan for the development of the Puukolii Mauka area, which will, if ultimately developed, include certain affordable and market housing units, a small commercial area, a school, a park and associated improvements. From 2007 through 2009, the Company received various approvals of its proposed revisions of entitlement conditions and of the development agreement including the addition of the County housing department as an added party.

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

In connection with any successful petition to change any of the various land use classifications (state land use district, county community plan, county zoning) of the Kaanapali 2020 Development Plan, the Company may be required to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee/affordable housing units and to make other concessions, monetary or otherwise. The ability of the Company to perform its development activities may also be adversely affected by restrictions that may be imposed by government agencies and the surrounding communities because of inadequate public facilities, such as roads, water management areas and sewer facilities, and by local opposition to continued growth. However, as part of the Kaanapali 2020 Development Plan, the Company has included a number of community members and local government officials in the development planning process and has earned significant community support for its preliminary Kaanapali 2020 and Wainee development plans. It also believes that it enjoys general local community support for its new Puukolii Mauka concept. The Company hopes that carrying on with this process will continue to generate substantial support from local government and the community for the Company's development plans.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2015, the Company sold thirty-five lots at Kaanapali Coffee Farms including one during the third quarter 2015, one during the second quarter 2015, two during the first quarter 2015 and thirteen in 2014. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2015, $1,779 remains outstanding.

Other Maui Property. The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned primarily industrial. This is the former site of Pioneer Mill's sugar mill on Maui and continues to be the site of the coffee mill operation. In addition, portions of this parcel are subject to various short-term license agreements with third parties that generate minor amounts of income for the Company.

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

Significant Asset Sales

The Company has in the past consummated various strategic sales of bulk land. These transactions were generally pursued in order to raise additional cash that would enhance the Company's ability to fund the Kaanapali 2020 developments including, but not limited to Kaanapali Coffee Farms, and other Company overhead costs. While this is not the current focus of the Company, it has from time to time in the ordinary course of business engaged in discussions with third parties who may be interested in certain parcels.

Employees

At August 1, 2016, Kaanapali Land and its subsidiaries had employed 26 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in October 2014. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

The Company has received notice from DLNR that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in October 2014. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market Registrant’s Common Equity, Related Stockholder Matters and

              Issuer Purchases of Equity Securities

As of December 31, 2015 there were approximately 647 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2015 and 2014 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Selected Financial Data

Kaanapali Land, LLC

For the years ended December 31, 2015, 2014, 2013, 2012 and 2011

(Dollars in Thousands Except Per Share Amounts)

	2015	2014	2013	2012	2011

Total revenues	$6,842	19,088	8,831	5,140	5,493

Net loss from continuing operations	$(3,801)	(1,386)	(2,815)	(418)	(6,803)

Net loss from continuing operations attributable to stockholders	$(3,522)	(1,517)	(2,964)	(418)	(6,803)

Loss from continuing operations per share – basic and diluted	$(1.91)	(0.82)	(1.61)	(0.23)	(3.69)

Total assets	$119,377	126,123	131,619	126,889	132,782

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2015 and 2014 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

At December 31, 2015, the Company had cash and cash equivalents of approximately $22 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2015, the Company sold thirty-five lots at Kaanapali Coffee Farms including one during the third quarter 2015, one during the second quarter 2015, two during the first quarter 2015 and thirteen in 2014. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2015, $1,779 remains outstanding.

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

2015 Compared to 2014

Property, net decreased as of December 31, 2015 due to the sale of four lots during 2015.

Pension plan assets decreased as of December 31, 2015 as compared to December 31, 2014 as a result of an actuarial loss recognized in the current year as well as a decrease in the market values of the Company’s pension plan assets.

The decrease in other assets at December 31, 2015 as compared to December 31, 2014 is primarily due to payments received related to promissory notes.

The increase in accounts payable and accrued expenses at December 31, 2015 as compared to the year ended December 31, 2014 is due to the timing of submission for payment of recurring services.

The decrease in other liabilities at December 31, 2015 as compared to December 31, 2014 is primarily due to the payment of certain previously recorded liabilities during 2015.

The decrease in sales and cost of sales for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily due to the sale of four lots during the 2015 compared to thirteen lots in 2014 as well as the 14.9 acre and 7.65 acre sites in West Maui.

2014 Compared to 2013

The increase in sales and costs of sales for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily due to the sale of thirteen lots in the Kaanapali Coffee Farms during 2014 as well as the 14.9 acre and 7.65 acre sites in West Maui.

The decrease in interest and other income for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is due to an insurance reimbursement related to damaged property received in the first quarter 2013.

The decrease in selling, general and administrative expenses for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily due to the adjustment of certain contingency accruals during 2013.

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2015, 2014 and 2013 were 4.00%, 3.71% and 4.47%, respectively, reflecting market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP

Consolidated Balance Sheets, December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Managing Member and Stockholders

Kaanapali Land, LLC

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2015, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

September 27, 2016

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2015 and 2014

(Dollars in Thousands, except share data)

	2015	2014
Assets

Cash and cash equivalents	$22,112	23,608
Restricted cash	449	692
Property, net	75,214	77,977
Pension plan assets	19,340	21,043
Other assets	2,262	2,803
Total assets	$119,377	126,123

Liabilities

Accounts payable and accrued expenses	$566	382
Deposits and deferred gains	2,368	2,394
Deferred income taxes	19,402	19,643
Other liabilities	13,615	14,895

Total liabilities	35,951	37,314

Commitments and contingencies (Note 7)

Equity

Common stock, at 12/31/15 and 12/31/14 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2015 and 2014, Class C shares issued and outstanding 52,000 in 2015 and 2014	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(10,450)	(8,850)
Accumulated earnings	87,817	91,430

Stockholders’ equity	82,838	88,051

Non controlling interests	588	758

Total equity	83,426	88,809

Total liabilities and stockholders’ equity	$119,377	126,123

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Amounts)

	2015	2014	2013
Revenues:
Sales	$6,596	18,879	8,209
Interest and other income	246	209	622
	6,842	19,088	8,831

Cost and expenses:
Cost of sales	6,798	17,826	7,653
Selling, general and administrative	2,862	2,635	4,347
Depreciation and amortization	200	195	232
	9,860	20,656	12,232

Operating loss before income taxes	(3,018)	(1,568)	(3,401)
Income tax benefit (expense)	(783)	182	586

Net loss	(3,801)	(1,386)	(2,815)

Less: Net income (loss) attributable to non controlling interests	(279)	131	149

Net loss attributable to stockholders	$(3,522)	(1,517)	(2,964)

Net loss per share – basic and diluted	$(1.91)	(0.82)	(1.61)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands Except Per Share Amounts)

	2015	2014	2013

Net loss	$(3,801)	(1,386)	(2,815)

Other comprehensive income (loss):
Net unrealized losses on pension plan assets	(2,623)	(4,559)	8,230
Other comprehensive loss, before tax	(2,623)	(4,559)	8,230

Income tax expense related to items of other comprehensive income (loss)	1,023	1,778	(3,210)
Other comprehensive income (loss), net of tax	(1,600)	(2,781)	5,020

Comprehensive income (loss)	(5,401)	(4,167)	2,205

Comprehensive income (loss) attributable to non controlling interests	(279)	131	149

Comprehensive income (loss) attributable to stockholders	$(5,122)	(4,298)	2,056

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2012	$--	5,471	95,795	(11,089)	90,177	--	90,177

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	360	--	360	198	558

Other comprehensive income, net of tax	--	--	--	5,020	5,020	--	5,020

Net loss	--	--	(2,964)	--	(2,964)	149	(2,815)

Balance at December 31, 2013	--	5,471	93,191	(6,069)	92,593	347	92,940

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(244)	--	(244)	280	36

Other comprehensive income, net of tax	--	--	--	(2,781)	(2,781)	--	(2,781)

Net loss	--	--	(1,517)	--	(1,517)	131	(1,386)

Balance at December 31, 2014	--	5,471	91,430	(8,850)	88,051	758	88,809

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(91)	--	(91)	109	18

Other comprehensive income, net of tax	--	--	--	(1,600)	(1,600)	--	(1,600)

Net loss	--	--	(3,522)	--	(3,522)	(279)	(3,801)

Balance at December 31, 2015	$--	5,471	87,817	(10,450)	82,838	588	83,426

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(3,801)	(1,386)	(2,815)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from property sales	3,497	14,570	5,127
Gain on property sales	(623)	(1,609)	(655)
Impairment loss	--	670	856
Pension plan assets	(921)	(710)	(507)
Depreciation and amortization	200	195	232
Deferred income taxes	783	(192)	(531)
Changes in operating assets and liabilities:
Restricted cash	243	180	(468)
Other assets	541	(879)	(981)
Accounts payable, accrued expenses, deposits, deferred gains and other	(1,122)	604	(690)
Net cash provided by (used in) operating activities	(1,203)	11,443	(432)

Cash flows from investing activities:
Property additions	(426)	(1,011)	(817)
Property disposals	115	--	--
Effect of consolidating Kaanapali Coffee Farms Lot Owners’ Association	--	--	119
Net cash used in investing activities	(311)	(1,011)	(698)

Cash flows from financing activities:
Contributions	278	202	--
Distributions	(260)	(166)	--
Net cash provided by financing activities	18	36	--

Net increase (decrease) in cash and cash equivalents	(1,496)	10,468	(1,130)

Cash and cash equivalents at beginning of year	23,608	13,140	14,270

Cash and cash equivalents at end of year	$22,112	23,608	13,140

Cash received (paid) for income taxes	$--	--	--

Supplemental Non-Cash Investing Activities:

Amounts included in Proceeds from property sales include promissory notes of $0, $1,582 and $1,208 at December 31, 2015, 2014 and 2013, respectively.

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

In accordance with the Plan, approximately 1,793,000 Common Shares were issued all of which remained outstanding at December 31, 2015.

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

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment remains engaged in farming, harvesting and milling operations relating to coffee orchards on behalf of the applicable land owners. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 8.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contract with Customers (Topic 606), which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is permitted. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) which defers the effect date of Update 2014-09 for all entities by one year. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

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

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2015, the Company sold thirty-five lots at Kaanapali Coffee Farms including one during the third quarter 2015, one during the second quarter 2015, two during the first quarter 2015 and thirteen in 2014. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2015, $1,779 remains outstanding.

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

	2015	2014
Property, net:
Land	$74,344	77,089
Buildings	1,038	1,530
Machinery and equipment	4,490	3,816
	79,872	82,435
Accumulated depreciation	(4,658)	(4,458)

Property, net	$75,214	77,977

Inventory of land held for sale of approximately $11,245 and $14,120, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2015 and 2014, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of property was reduced by $670 during 2014 to reflect the property at the lower of carrying value or fair value less costs to sell. The value adjustment is reflected in cost of sales in the consolidated statements of operations at December 31, 2014. The impairment and land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Generally, no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Other Liabilities

Other liabilities are comprised of estimated liabilities for losses, commitments and contingencies related to various divested assets or operations. These estimated liabilities include the estimated effects of certain asbestos related claims, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation, investigation and potential remedial efforts in connection with environmental matters in the state of Hawaii. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its reserve amounts and adjusts such as it determines appropriate to reflect current information. Reference is made to Note 7, Commitments and Contingencies.

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

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2015 and 2014, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2015 and 2014 of approximately $87,200 and $86,700, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2015 and 2014, the Company leased various office spaces with average annual rental of approximately $69 and $27 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2015, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures: Valued at the closing price reported in the active market in which the mutual fund is traded.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Common and preferred stocks	$20,500	--	--	20,500
Corporate notes, bonds and debentures	100	--	--	100
Investment in partnerships	--	18,500	2,600	21,100
Investments in insurance companies	--	--	1,200	1,200
Investments in private equity funds	--	6,500	9,600	16,100
Cash and cash equivalents	400	--	--	400
Total Pension Plan assets at fair value	$21,000	25,000	13,400	59,400

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Common and preferred stocks	$22,300	--	--	22,300
Corporate notes, bonds and debentures	1,400	--	--	1,400
Investment in partnerships	--	18,600	4,900	23,500
Investments in insurance companies	--	--	1,200	1,200
Investments in private equity funds	--	6,500	10,300	16,800
Cash and cash equivalents	100	--	--	100
Total Pension Plan assets at fair value	$23,800	25,100	16,400	65,300

Changes in Level 3 Investments

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2015:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,200	4,900	10,300	16,400
Net earned interest and realized/unrealized gains (losses)	100	(100)	(700)	(700)
Transfers in to Level 3	--	--	--	--
Transfers from Level 3	(1,000)	--	--	(1,000)
Purchases, sales, issuances and settlements (net)	900	(2,200)	--	(1,300)
Balance, end of year	$1,200	2,600	9,600	13,400

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2014:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,600	6,700	9,600	17,900
Net earned interest and realized/unrealized gains (losses)	100	600	700	1,400
Transfers in to Level 3	600	--	--	600
Transfers from Level 3	--	--	--	--
Purchases, sales, issuances and settlements (net)	(1,100)	(2,400)	--	(3,500)
Balance, end of year	$1,200	4,900	10,300	16,400

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2015, 2014 and 2013.

	2015	2014	2013
Benefit obligation at beginning of year	$44,223	41,113	45,814
Service cost	579	580	636
Interest cost	1,564	1,734	1,653
Actuarial (gain) loss	(2,860)	4,366	(3,311)
Benefits paid	(3,472)	(3,570)	(3,679)

Accumulated and projected benefit obligation at end of year	40,034	44,223	41,113

Fair value of plan assets at beginning of year	65,266	66,004	61,968
Actual return on plan assets	(2,420)	2,832	7,715
Benefits paid	(3,472)	(3,570)	(3,679)

Fair value of plan assets at end of year	59,374	65,266	66,004

Funded status	19,340	21,043	24,891

Unrecognized net actuarial (gain) loss	17,111	14,484	9,920
Unrecognized prior service cost	18	22	27

Prepaid pension cost	$36,469	35,549	34,838

At December 31, 2015, approximately 38% of the plan's assets are invested in equity composite, 7% in debt composite, 50% in multi-strategy composite and 5% in real assets composite. The allocations are within Company's target allocations in association with the Company's investment strategy.

The pension plan has investment policies. These generally are written guidelines or general instructions for making investment management decisions. The investment policy of the plan is to invest the plan’s assets in accordance with sound investment practices that emphasize long-term investment fundamentals, taking into account the time horizon available for investment, the nature of the plan’s cash flow requirements, the plan’s role within the Company’s long-term financial plan and other factors that affect the plan’s risk tolerance.

The components of the net periodic pension credit for the years ended December 31, 2015, 2014 and 2013 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2015	2014	2013
Service costs	$579	580	636
Interest cost	1,564	1,734	1,653
Expected return on plan assets	(4,121)	(4,003)	(4,025)
Recognized net actuarial loss	1,054	974	1,225
Amortization of prior service cost	4	4	4
Net periodic pension credit	$(920)	(711)	(507)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2015	2014	2013
As of January 1,

Discount rate	3.71%	4.47%	3.75%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7%	7.0%	7.0%

As of December 31,

Discount rate – net periodic pension credit	3.71%	4.47%	3.75%

Discount rate – accumulated benefit obligation	4.00%	3.71%	4.47%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	7.0%	7.0%	7.0%

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

There was no contribution required in 2015 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2016	$3,397
2017	3,240
2018	3,143
2019	2,995
2020	2,862
2021-2025	12,800

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2015 and 2014:

	2015 Discount Rate	2015 Salary Increase	2014 Discount Rate	2014 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$(39)	4	(16)	--
Pension benefit obligation at year end	$(3,528)	8	(4,135)	5

Effect of a 1% decrease on:
Net periodic pension cost	$36	(6)	8	1
Pension benefit obligation at year end	$4,234	(6)	5,007	(2)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2015:

	1% Increase	1% Decrease
Net periodic pension cost	$(589)	589

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2015 and 2014 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $18 ($11, net of tax) and $22 ($13, net of tax), respectively, and unrecognized actuarial loss of $17,129 ($10,449, net of tax) and $14,506 ($8,849, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $711 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $29 are consolidated in the Company's consolidated balance sheet.

(5)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2015, 2014 and 2013 consist of:

	Current	Deferred	Total
Year ended December 31, 2015:
U.S. federal	$--	705	705
State	--	78	78
	$--	783	783

Year ended December 31, 2014:
U.S. federal	$--	(164)	(164)
State	--	(18)	(18)
	$--	(182)	(182)

Year ended December 31, 2013:
U.S. federal	$--	(527)	(527)
State	--	(59)	(59)
	$--	(586)	(586)

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

	2015	2014	2013
Provision at statutory rate	$(959)	(598)	(1,171)
Increase (reduction) in income taxes resulting from:
Increase (reduction) in valuation allowance	1,796	396	1,077
Other, net	(54)	20	(492)
Total	$783	(182)	(586)

During the year ended December 31, 2015, the Company increased its valuation allowance by $1,796 due to the uncertainty regarding future valuation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2015, 2014 and 2013 are as follows:

	December 31,
	2015	2014	2013
Deferred tax assets:
Reserves related primarily to losses on divestitures	$(5,386)	(5,793)	(5,871)
Loss carryforwards	(13,656)	(11,861)	(11,466)
Tax credit carryforwards	(2,777)	(2,777)	(2,777)
Other, net	(614)	(722)	(892)
Total deferred tax assets	(22,433)	(21,153)	(21,006)
Less – valuation allowance	16,433	14,638	14,242
Total deferred tax assets	(6,000)	(6,515)	(6,764)

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	17,065	17,157	17,874
Prepaid pension costs	8,337	9,001	10,502
Total deferred tax liabilities	25,402	26,158	28,376
Net deferred tax liability	$19,402	19,643	21,612

The Company at December 31, 2015 has net operating loss carryforwards ("NOLs") of approximately $53,100 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $32,950 originated in 2006 and later years and expire over twenty years. State NOLs began to expire in 2010.

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2006 through 2010. The statutes of limitations with respect to the Company's taxes for 2011 and 2012, as well as 2014 remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company may be liable could be material.

(6)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2015, 2014 and 2013 was approximately $9, $20 and $16, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2015, 2014 and 2013 were approximately $1,236, $1,109 and $1,148, respectively, of which approximately $300 was unpaid as of December 31, 2015.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1,214, $1,154 and $1,004 for the years ended December 31, 2015, 2014 and 2013, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 8 Business Segment Information. The revenue amounts have been eliminated in consolidated financial statements.

(7)       Commitments and Contingencies

At December 31, 2015, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in October 2014. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

	2015	2014	2013
Revenues:
Property	$3,945	16,050	5,838
Agriculture	2,896	3,037	2,979
Corporate	1	1	14
	$6,842	19,088	8,831

Operating income (loss):
Property	$(932)	(737)	(2,038)
Agriculture	276	175	611

Operating income (loss)	(656)	(562)	(1,427)

Corporate	(2,362)	(1,006)	(1,974)

Operating income (loss) from continuing operations before income taxes	$(3,018)	(1,568)	(3,401)

Identifiable Assets:
Property	$23,175	39,254	39,357
Agriculture	57,628	58,243	58,125

	80,803	97,497	97,482

Corporate	38,574	28,626	34,137

	$119,377	126,123	131,619

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment currently consists of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2015	2014	2013
Capital Expenditures:
Property	$185	480	748
Agriculture	241	529	69
Corporate	--	2	--
	$426	1,011	817

Depreciation and Amortization:
Property	$53	60	59
Agriculture	147	135	173
Total	$200	195	232

(9)       Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(Amounts in thousands except per share amounts)
Numerator:
Net loss	$(3,801)	(1,386)	(2,815)

Less: Net (loss) attributable to non controlling interests	(279)	131	149

Net loss attributable to stockholders	$(3,522)	(1,517)	(2,964)

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845	1,845

Net loss per share, attributable to Kaanapali Land – basic and diluted	$(1.91)	(0.82)	(1.61)

As of December 31, 2015, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data are based on the aggregate 1,844,613 outstanding shares.

(10)       Subsequent Events

As of December 31, 2015, the Company sold 35 of the 51 lots at Kaanapali Coffee Farms. In 2015, two lots were sold in the first quarter, one was sold in the second quarter and one in the third quarter. In 2016, three lots were sold in the first quarter, one in the second quarter and two in the third quarter, for one of which the Company received a promissory note in addition to cash proceeds. In conjunction with the sale of four of the lots sold in 2014, in addition to cash proceeds, the Company received promissory notes. Approximately $2,300 remains outstanding on the promissory notes.

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

(11)       Supplementary Quarterly Data (Unaudited)

	2015
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,853	1,501	1,758	730

Net income (loss) attributable to stockholders	$(579)	(747)	(443)	(1,753)

Net income (loss) per Share – basic and diluted	$(0.31)	(0.40)	(0.24)	(0.96)

	2014
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,522	7,528	4,187	4,851

Net income (loss) attributable to stockholders	$(291)	(220)	(487)	(519)

Net income (loss) per Share – basic and diluted	$(0.16)	(0.12)	(0.26)	(0.28)

	2013
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,676	1,386	508	4,261

Net income (loss) attributable to stockholders	$81	154	(733)	(2,466)

Net income (loss) per Share – basic and diluted	$0.04	0.08	(0.40)	(1.33)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the accountants during the fiscal years 2015, 2014 and 2013.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management including the principal executive officer and the principal financial officer management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation.

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2015.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Gary Nickele (age 64) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois. Mr. Nickele's experience relative to JMB, the Company and Arvida Partners during the past five years has included overall responsibility for all legal matters, oversight of the operations of the Company and Arvida Partners, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

Stephen Lovelette (age 61) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

Gailen J. Hull (age 68) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Master’s degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Total ($)

Gary Nickele	President and	2015	115,000	10,000	N/A	125.000
	Chief Executive Officer	2014	115,000	10,000	N/A	125,000
		2013	115,000	10,000	N/A	125,000

Stephen A Lovelette	Executive Vice President	2015	165,000	25,000	N/A	190,000
		2014	165,000	25,000	N/A	190,000
		2013	165,000	25,000	N/A	190,000

Gailen J. Hull	Senior Vice President and	2015	115,000	10,000	N/A	125,000
	Chief Financial Officer	2014	115,000	10,000	N/A	125,000
		2013	115,000	10,000	N/A	125,000

(1)       The Company does not have a compensation committee. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

(2)       Includes CEO and all other executive officers.

(3)       Salary and bonus amounts for Messrs. Nickele, Lovelette and Hull represent the portion of total compensation allocated and charged to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

                Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Shares owned directly (81.8% of the Common Shares) (1) (2)

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of September 1, 2016, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2015, 2014 and 2013 was approximately $9 thousand, $20 thousand and $16 thousand, respectively, all of which was paid as of December 31, 2015.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the years ended December 31, 2015, 2014, and 2013 was approximately $1.2 million, $1.1 million and $1.1 million, respectively, of which approximately $300 thousand was unpaid as of December 31, 2015.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1.2 million, $1.2 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The revenue amounts have been eliminated in consolidated financial statements.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

In 2013, the Company hired McGladrey, LLP (“McGladrey”) to provide auditing and tax services for the Company. In August 2014, the Company dismissed McGladrey as their independent registered public accounting firm. In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2015, 2014 and 2013 are as follows:

(1)       Audit Fees

The fees billed for the year ended December 31, 2015 for professional services for the audit of the Company’s consolidated financial statements were approximately $50 thousand.

The aggregate fees billed for the years ended December 31, 2014 and 2013 were approximately $418 thousand.

(2)       Audit Related Fees

None

(3)       Tax Fees

None

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

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President
Date:	September 27, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President, Chief Accounting Officer and Chief Financial Officer
Date:	September 27, 2016

/s/ Gary Nickele
By:	Gary Nickele President and Chief Executive Officer
Date:	September 27, 2016