Form 10-Q
period 2016-03-31
KAANAPALI LAND LLC
filed 2016-10-24
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Yes [   ]    No [ X ]

As of October 24, 2016, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$23,318	$22,112
Restricted cash	628	449
Property, net	73,078	75,214
Pension plan assets	19,690	19,340
Other assets	2,030	2,262
Total assets	$118,744	$119,377

Liabilities

Accounts payable and accrued expenses	$501	$566
Deposits and deferred gains	2,404	2,368
Deferred income taxes	19,498	19,402
Other liabilities	13,340	13,615
Total liabilities	35,743	35,951

Commitments and contingencies (Note 7)

Common stock, at 3/31/16 and 12/31/15 non par value (Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(10,301)	(10,450)
Accumulated earnings	87,085	87,817

Stockholders’ equity	82,255	82,838

Non controlling interests	746	588

Total equity	83,001	83,426

Total liabilities and stockholders’ equity	$118,744	$119,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Sales	$3,262	$2,817
Interest and other income	61	36
Total revenues	3,323	2,853
Cost and expenses:
Cost of sales	3,019	2,703
Selling, general and administrative	912	648
Depreciation and amortization	63	50
Total cost and expenses	3,994	3,401

Operating (loss) income before income taxes	(671)	(548)

Income tax (expense) benefit	1	(15)

Net (loss) income	(670)	(563)

Less: Net income attributable to non controlling interests	36	16

Net (loss)/income attributable to stockholders	$(706)	$(579)

Net (loss)/income per share – basic and diluted	$(0.38)	$(0.31)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015

Net (loss)/income	$(670)	$(563)

Other comprehensive loss:
Net unrealized losses on pension plan assets	(244)	(279)
Other comprehensive loss, before tax	(244)	(279)

Income tax benefit related to items of other comprehensive loss	95	109
Other comprehensive loss, net of tax	(149)	(170)

Comprehensive loss	(819)	(733)

Comprehensive income (loss) attributable to non controlling interests	36	16

Comprehensive income (loss) attributable to Kaanapali Land	$(855)	$(749)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	2016	2015

Net cash provided by operating activities	$1,140	$725

Net cash used in investing activities:
Property additions	(30)	(168)
Property disposals	--	115
	(30)	(53)

Net cash provided by financing activities:
Contributions	96	66
	96	66

Net increase in cash and cash equivalents	1,206	738
Cash and cash equivalents at beginning of period	22,112	23,608

Cash and cash equivalents at end of period	$23,318	$24,346

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

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment remains engaged in farming, harvesting, milling and selling operations relating to coffee orchards on behalf of the applicable land owners. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii.

In 2013, the Kaanapali Coffee Farms Lot Owners’ Association was consolidated into the accompanying consolidated financial statements. The interests of third party owners are reflected as non controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2015. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2015 Annual Report on Form 10-K.

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

Inventory of land held for sale, of approximately $9,142 and $11,245, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively, and is carried at the lower of cost or net realizable value, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be achieved in future periods.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. This ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. There was no material effect on the Company’s financial position or results of operations from the adoption of this ASU.

In May 2015, the FASB issued Accounting Standards Update (ASU) 2015-07, Fair Value Measurement Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), as a new Topic, Accounting Standards Codification (ASC) Topic 820. Under this new guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The only criterion for categorizing investments in the fair value hierarchy will be the observability of the inputs. This ASU is effective for annual periods beginning after December 15, 2015 and shall be applied retrospectively to all periods presented. There was no material effect on the Company’s financial position or results of operations from the adoption of this ASU.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2016, the Company sold thirty-eight lots at Kaanapali Coffee Farms including three during the first quarter of 2016 and four in 2015. Additionally, in 2016, one lot was sold in the second quarter and two in the third quarter. In conjunction with the sale of four of the lots sold in 2014 and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of March 31, 2016, $1,509 remains outstanding.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2016 and December 31, 2015 of approximately $87,100 and $87,200, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Service cost	$143	$144
Interest cost	383	394
Expected return on plan assets	(876)	(1,016)
Recognized net actuarial (gain) loss	244	279
Net periodic pension credit	$(106)	$(199)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2016 and December 31, 2015 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $18 ($11 net of tax), respectively, and unrecognized actuarial loss of $16,885 ($10,300 net of tax) and $17,129 ($10,449 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three months ending March 31, 2016 are $1 ($1 net of tax) and $244 ($149 net of tax), respectively.

Reference is made to footnote 10 regarding the purchase of a single premium group annuity contract covering substantially all of the Pension Plan’s benefit obligations.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $711 represented in the Rabbi Trust and assets funding such deferred compensation liability of $29 are consolidated in the Company's balance sheet.

(5)  Income Taxes

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2006 through 2010. The statutes of limitations with respect to the Company's taxes for 2012, as well as 2014 remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. No such commissions were paid for the three months ended March 31, 2016 and 2015.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2016 and 2015, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2016 and 2015 were $315 and $291, respectively, of which $88 was unpaid as of March 31, 2016.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $296 and $296 for the three months ended March 31, 2016 and 2015, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2016 and 2015 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At March 31, 2016, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2016	2015
Numerator:
Net income (loss)	$(670)	$(563)
Less: Net income attributable to non controlling interests	36	16
Net income (loss) attributable to stockholders	$(706)	$(579)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land - basic and diluted	$(0.38)	$(0.31)

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

	Three Months Ended March 31,
	2016	2015
Revenues:
Property	$2,627	$1,957
Agriculture	668	896
Corporate	28	0
	$3,323	$2,853

Operating income (loss):
Property	$16	$(376)
Agriculture	(60)	172
Operating income (loss)	(44)	(204)

Corporate	(627)	(344)

Operating income (loss) before income taxes	$(671)	$(548)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10)   Subsequent Events

As of March 31, 2016, the Company sold 38 of the 51 lots at Kaanapali Coffee Farms. Additionally, in 2016, one lot was sold in the second quarter and two in the third quarter. In conjunction with the sale of four of the lots sold in 2014 and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of October 1, 2016, $2,027 remains outstanding.

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

On October 6, 2016 the Pension Plan entered into an agreement with Pacific Life Insurance Company (“Pacific Life”), a third party insurance company, to transfer the obligation to pay benefits to approximately 1,330 retired members and beneficiaries currently receiving monthly benefits from the Pension Plan, and to approximately 168 members with deferred annuities under the Pension Plan, through the purchase of a non-participating single premium group annuity contract. The action will settle approximately 96% of the Pension Plan’s benefit obligations. In order to fund the purchase, funds aggregating approximately $39.7 million were transferred to Pacific Life Insurance Company on October 11, 2016. Upon consummation of this purchase, the Pension Plan will no longer have an obligation to pay benefits to those members and beneficiaries.

In the fourth quarter of 2016 the Company currently estimates that it will recognize a non-cash accumulated other comprehensive loss, after tax, of approximately $2.7 million. Substantially all of the resultant total after tax accumulated comprehensive loss of approximately $13 million will be reclassified to accumulated earnings in the Company’s consolidated balance sheet.

The Company does not consider the excess assets of the Pension Plan (which are currently estimated to approximate $15 million after the above noted transaction) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2016 and December 31, 2015 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $23 million and $22 million, as of March 31, 2016 and December 31, 2015, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2016, the Company sold thirty-eight lots at Kaanapali Coffee Farms including three during the first quarter of 2016 and four in 2015. Additionally, in 2016, one lot was sold in the second quarter and two in the third quarter. In conjunction with the sale of four of the lots sold in 2014 and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of March 31, 2016, $1.5 million remains outstanding.

On January 7, 2016 KLC Holding Corp. (“KLC”) and various of its subsidiaries (“KLC Subsidiaries”) entered into a sales agreement (“KLC Sales Agreement”) with an unrelated third party for the sale of substantially all of the remaining real property and related assets of the Registrant on the island of Maui, along with the stock and membership interests of certain KLC Subsidiaries (the “KLC Sales Property”). The KLC Sales Agreement called for a scheduled sales price for the KLC Sales Property of approximately $95 million, before costs of sale, as adjusted.

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

On October 6, 2016 the Pension Plan entered into an agreement with Pacific Life Insurance Company (“Pacific Life”), a third party insurance company, to transfer the obligation to pay benefits to approximately 1,330 retired members and beneficiaries currently receiving monthly benefits from the Pension Plan, and to approximately 168 members with deferred annuities under the Pension Plan, through the purchase of a non-participating single premium group annuity contract. The action will settle approximately 96% of the Pension Plan’s benefit obligations. In order to fund the purchase, funds aggregating approximately $39.7 million were transferred to Pacific Life Insurance Company on October 11, 2016. Upon consummation of this purchase, the Pension Plan will no longer have an obligation to pay benefits to those members and beneficiaries.

In the fourth quarter of 2016 the Company currently estimates that it will recognize a non-cash accumulated other comprehensive loss, after tax, of approximately $2.7 million. Substantially all of the resultant total after tax accumulated comprehensive loss of approximately $13 million will be reclassified to accumulated earnings in the Company’s consolidated balance sheet.

The Company does not consider the excess assets of the Pension Plan (which are currently estimated to approximate $15 million after the above noted transaction) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

The decrease in property, net and the related increases in sales and cost of sales for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to the sale of three lots during the three months ended March 31, 2016, as compared to two lots during the three months ended March 31, 2015.

The increase in selling, general and administrative for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily due to legal fees related to the terminated sales agreements.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 6 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.  Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	October 24, 2016