Form 10-Q
period 2016-06-30
KAANAPALI LAND LLC
filed 2016-11-04
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Yes [   ]    No [ X ]

As of November 4, 2016, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$22,384	$22,112
Restricted cash	791	449
Property, net	72,407	75,214
Pension plan assets	20,040	19,340
Other assets	2,080	2,262
Total assets	$117,702	$119,377

Liabilities

Accounts payable and accrued expenses	$387	$566
Deposits and deferred gains	2,424	2,368
Deferred income taxes	19,593	19,402
Other liabilities	12,582	13,615
Total liabilities	34,986	35,951

Commitments and contingencies (Note 7)

Common stock, at 6/30/16 and 12/31/15 non par value (Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(10,153)	(10,450)
Accumulated earnings	86,623	87,817

Stockholders’ equity	81,941	82,838

Non controlling interests	775	588

Total equity	82,716	83,426

Total liabilities and stockholders’ equity	$117,702	$119,377

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Sales and rental revenues	$1,879	$1,455	$5,141	$4,272
Interest and other income	30	46	91	82
Total revenues	1,909	1,501	5,232	4,354
Cost and expenses:
Cost of sales	1,703	1,690	4,722	4,393
Selling, general and administrative	635	593	1,547	1,241
Depreciation and amortization	64	50	127	100
Total cost and expenses	2,402	2,333	6,396	5,734
Operating loss from continuing operations before income taxes	(493)	(832)	(1,164)	(1,380)

Income tax benefit (expense)	0	0	1	(15)

Net loss	(493)	(832)	(1,163)	(1,395)

Less: Net income (loss) attributable to non controlling interests	(36)	(85)	0	(69)

Net loss attributable to stockholders	$(457)	$(747)	$(1,163)	$(1,326)

Net loss per share - basic and diluted	$(0.25)	$(0.40)	$(0.63)	$(0.72)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$(493)	$(832)	$(1,163)	$(1,395)

Other comprehensive income (loss):
Net unrealized losses on pension plan assets	(244)	(278)	(488)	(557)
Other comprehensive loss, before tax	(244)	(278)	(488)	(557)

Income tax expense related to items of other comprehensive loss	95	108	190	217
Other comprehensive loss, net of tax	(149)	(170)	(298)	(340)

Comprehensive income (loss)	(642)	(1,002)	(1,461)	(1,735)

Comprehensive income (loss) attributable to non controlling interests	(36)	(85)	0	(69)

Comprehensive income (loss) attributable to stockholders	$(606)	$(917)	$(1,461)	$(1,666)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Unaudited)

(Dollars in Thousands)

	2016	2015

Net cash provided by operating activities	$221	$443

Net cash used in investing activities:
Property additions	(105)	(235)
Property disposals	--	115
	(105)	(120)

Net cash provided by financing activities:
Contributions related to the LOA	156	133

Net increase in cash and cash equivalents	272	456
Cash and cash equivalents at beginning of period	22,112	23,608

Cash and cash equivalents at end of period	$22,384	$24,064

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

Inventory of land held for sale, of approximately $8,460 and $11,245, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively, and is carried at the lower of cost or net realizable value, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Generally no land is currently in use except for approximately 400 acres of coffee trees which are being farmed to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be achieved in future periods.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2016, the Company sold thirty-nine lots at Kaanapali Coffee Farms including one during the second quarter of 2016, three during the first quarter of 2016 and four in 2015. Additionally, in 2016, two lots were sold in the third quarter. In conjunction with the sale of four lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of June 30, 2016, $1,518 remains outstanding.

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

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2016 and December 31, 2015 of approximately $87,200 and $87,200, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$143	$145	$285	$289
Interest cost	383	394	767	788
Expected return on plan assets	(876)	(1,016)	(1,752)	(2,032)
Recognized net actuarial (gain) loss	244	278	488	557
Net periodic pension credit	$(106)	$(199)	$(212)	$(398)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2016 and December 31, 2015 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $18 ($11 net of tax), respectively, and unrecognized actuarial loss of $16,641 ($10,151 net of tax) and $17,129 ($10,449 net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the six months ending June 30, 2016 are $2 ($1 net of tax) and $488 ($298 net of tax), respectively.

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

(5)  Income Taxes

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2006 through 2011. The statutes of limitations with respect to the Company's taxes for 2012, as well as 2014 and 2015 remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the six months ended June 30, 2016 and 2015 were $12 and $11, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, during 2016 and 2015, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2016 and 2015 were $638 and $606, respectively, of which $116 was unpaid as of June 30, 2016.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $592 and $592 for the six months ended June 30, 2016 and 2015, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2016 and 2015 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At June 30, 2016, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(493)	$(832)	$(1,163)	$(1,395)
Less: Net income attribu- table to non controlling interests	(36)	(85)	0	(69)
Net income (loss) attributable to stockholders	$(457)	$(747)	$(1,163)	$(1,326)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share,
attributable to Kaanapali Land - basic and diluted	$(0.25)	$(0.40)	$(0.63)	$(0.72)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Property	$927	$785	$3,554	$2,742
Agriculture	983	716	1,651	1,612
Corporate	(1)	0	27	0
	$1,909	$1,501	$5,232	$4,354

Operating income (loss):
Property	$(178)	$(389)	$(162)	$(765)
Agriculture	177	(45)	117	127
Operating income (loss)	(1)	(434)	(45)	(638)

Corporate	(492)	(398)	(1,119)	(742)

Operating income (loss) before income taxes	$(493)	$(832)	$(1,164)	$(1,380)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10)       Subsequent Events

As of June 30, 2016, the Company sold 39 of the 51 lots at Kaanapali Coffee Farms. Additionally, in 2016, two lots were sold in the third quarter. In conjunction with the sale of four lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of October 1, 2016, $2,027 remains outstanding.

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

On October 6, 2016 the Pension Plan entered into an agreement with Pacific Life Insurance Company (“Pacific Life”), a third party insurance company, to transfer the obligation to pay benefits to approximately 1,330 retired members and beneficiaries currently receiving monthly benefits from the Pension Plan, and to approximately 168 members with deferred annuities under the Pension Plan, through the purchase of a single premium group annuity contract. The action will settle approximately 96% of the Pension Plan’s benefit obligations. In order to fund the purchase, funds aggregating approximately $39.7 million were transferred to Pacific Life Insurance Company on October 11, 2016. Upon consummation of this purchase, the Pension Plan will no longer have an obligation to pay benefits to those members and beneficiaries.

In the fourth quarter of 2016 the Company expects to recognize a non-cash accumulated other comprehensive loss, after tax, of approximately $2.7 million. Substantially all of the resultant total after tax accumulated other comprehensive loss of approximately $13 million will be recognized in accumulated earnings in the Company’s consolidated balance sheet.

The Company does not consider the excess assets of the Pension Plan (which are expected to approximate $15 million after the above noted transaction) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2016 and December 31, 2015 of approximately $87 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $22 million and $22 million, as of June 30, 2016 and December 31, 2015, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2016, the Company sold thirty-nine lots at Kaanapali Coffee Farms including one during the second quarter of 2016, three during the first quarter of 2016 and four in 2015. Additionally, in 2016, two lots were sold in the third quarter. In conjunction with the sale of four lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of June 30, 2016, $1.5 million remains outstanding.

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

On October 6, 2016 the Pension Plan entered into an agreement with Pacific Life Insurance Company (“Pacific Life”), a third party insurance company, to transfer the obligation to pay benefits to approximately 1,330 retired members and beneficiaries currently receiving monthly benefits from the Pension Plan, and to approximately 168 members with deferred annuities under the Pension Plan, through the purchase of a single premium group annuity contract. The action will settle approximately 96% of the Pension Plan’s benefit obligations. In order to fund the purchase, funds aggregating approximately $39.7 million were transferred to Pacific Life Insurance Company on October 11, 2016. Upon consummation of this purchase, the Pension Plan will no longer have an obligation to pay benefits to those members and beneficiaries.

In the fourth quarter of 2016 the Company expects to recognize a non-cash accumulated other comprehensive loss, after tax, of approximately $2.7 million. Substantially all of the resultant total after tax accumulated other comprehensive loss of approximately $13 million will be recognized in accumulated earnings in the Company’s consolidated balance sheet.

The Company does not consider the excess assets of the Pension Plan (which are expected to approximate $15 million after the above noted transaction) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

Property, net decreased as of June 30, 2016 due to the sale of four lots during 2016.

The increase in sales and cost of sales for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily due to the sale of four lots during the six months ended June 30, 2016, as compared to three lots during the six months ended June 30, 2015.

The increase in selling, general and administrative for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 is primarily due to legal fees related to the terminated sales agreements.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	November 4, 2016