Form 10-K
period 2016-12-31
KAANAPALI LAND LLC
filed 2017-03-31
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

For the fiscal year ended December 31, 2016	Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

As of March 31, 2017, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. As of December 31, 2016, the Company had 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

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

A relatively small portion (approximately 300 acres) of the Kaanapali 2020 Development Planning area owned by the Company, known as Puukolii Village, comprised of two parcels known as the Puukolii Triangle and Puukolii Mauka, received entitlements in 1993 under the terms of a superseded law that fast tracked entitlements for planned mixed use developments that contained the requisite percentage of affordable housing units. The requirements imposed on the Company relative to these entitlements proved uneconomic and thus the developments were not pursued. The Company proposed revisions to certain entitlement conditions as well as the development agreement with the applicable state agencies and is continuing to plan for the development of the Puukolii Mauka area, which will, if ultimately developed, include certain affordable and market housing units, a small commercial area, a school, a park and associated improvements. From 2007 through 2009, the Company received various approvals of its proposed revisions of entitlement conditions and of the development agreement including the addition of the County housing department as an added party.

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

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus has recently started with a projected completion of early 2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, remains uncompleted. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1.1 million of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6.7 million toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2016, the Company sold forty-one lots at Kaanapali Coffee Farms including two lots during the third quarter 2016, one during the second quarter 2016, three during the first quarter 2016 and four in 2015. In conjunction with the sale of four of the lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2016, $1,776 remains outstanding.

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

Employees

At March 1, 2017, Kaanapali Land and its subsidiaries had employed 25 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

Maui's residential real estate market experienced a dramatic slow down beginning in the latter part of 2005. The international credit crisis resulted in both national and global economic downturns and had a significant adverse impact on the Hawaiian economy. Market conditions have moved in a positive direction from 2014 and to date in 2017, however, there can be no assurance that such conditions will continue. A weakening of the Maui real estate market would negatively impact the Company.

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

Kaanapali Land continues to work toward the necessary entitlements for the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and Community Plan amendments, as well as rezoning approvals. In January 2009 the Company received approval of revisions to its development plans for the Puukolii Village Mauka parcel. Entitlements for an agricultural subdivision were received during the first quarter of 2006. The Kaanapali 2020 Development Plan and most of the Wainee Lands are recognized within the urban growth areas identified in the growth maps of the Maui County General Plan. Approximately 1,500 acres of the Company's Maui land which is contiguous to Kaanapali 2020 land is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes most other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project, allowing for the protection of water and other natural resources, and its existence is expected to influence obtaining the entitlements for the remaining land.

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

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. Markets turned down significantly beginning in late 2005, which negatively impacted the volume of transactions completed in West Maui. The severe national and global recession had an adverse impact on the Hawaiian economy and adversely impacted the Company's pricing for its residential properties. The restricted availability of financing continues to negatively impact the number of lot sales to date and could continue to negatively impact the lot sales in the foreseeable future. A weakening of the Maui real estate market would negatively impact the Company. Market conditions have moved in a positive direction from 2014 and to date in 2017, however, there can be no assurance that such conditions will continue.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in November 2016. In prior inspection, the DLNR cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. The November 2016 inspection resulted in a notice of dam safety deficiency requiring certain actions needing immediate attention. The Company is in the process of addressing the action items, with the lowering of the reservoir water level the most immediate. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

Effective May 1, 2017, the Hawaii Department of Agriculture (“HDOA”) is restricting the shipping of coffee grown on Maui to other Hawaiian islands due to the recent discovery of the coffee berry borer on the island. The restriction requires certain treatment and inspection by HDOA Plant Quarantine inspectors prior to shipping to other islands. While there is currently no indication of the coffee berry borer on the Company’s lands, the existence on other parts of the island led to the HDOA’s decision that the island wide restriction was necessary to prevent further spread of the insect.

The coffee berry borer is native to Central Africa and has existed for some time in Central and South America. Several years ago it was discovered on the islands of Hawaii and Oahu. The HDOA has indicated that it has not been detected on the islands of Kauai, Molokai and Lanai.

The effect of the coffee berry borer is to reduce the yield and quality of the coffee bean. Farming methods have been developed to reduce the effect on the islands of Hawaii and Oahu. The Company has been aware of the possible spread of the insect to its crops and has maintained sound management practices. While the Company intends to continue to utilize the best practices available, there can be no assurance that the action by the HDOA or the spread of the coffee berry borer to its crops will not have a material effect on its coffee operations.

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

On February 11, 2015, the Company filed a complaint for declaratory judgment, bad faith and damages against Fireman’s Fund Insurance Company (“Fireman’s Fund”) in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 15-1-0239-02, in connection with costs and expenses it has incurred or may incur in connection with the Waipio site. In the five-count complaint, the Company seeks, among other things, a declaratory judgment of its rights under various Fireman’s Fund policies and an order that Fireman’s Fund defend and indemnify Kaanapali Land from all past, present and future costs and expenses in connection with the site, including costs of investigation and defense incurred by Kaanapali and the professionals it has engaged. In addition, Kaanapali seeks general, special, and punitive damages, prejudgment and post judgment interest, and such other legal or equitable relief as the court deems just and proper. Fireman’s Fund has filed a responsive pleading. There are no assurances of the amounts of insurance proceeds that may or may not be ultimately recovered.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market Registrant’s Common Equity, Related Stockholder Matters and

              Issuer Purchases of Equity Securities

As of December 31, 2016 there were approximately 650 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2016 and 2015 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Selected Financial Data

Kaanapali Land, LLC

For the years ended December 31, 2016, 2015, 2014, 2013 and 2012

(Dollars in Thousands except Per Share Amounts)

	2016	2015	2014	2013	2012
Total revenues	$8,393	6,842	19,088	8,831	5,140

Net loss from continuing operations	$(16,785)	(3,801)	(1,386)	(2,815)	(418)

Net loss from continuing operations attributable to stockholders	$(16,651)	(3,522)	(1,517)	(2,964)	(418)

Loss from continuing operations per share – basic and diluted	$(9.03)	(1.91)	(0.82)	(1.61)	(0.23)

Total assets	$109,187	119,377	126,123	131,619	126,889

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2016 and 2015 of approximately $88 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

At December 31, 2016, the Company had cash and cash equivalents of approximately $21 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2016, the Company sold forty-one lots at Kaanapali Coffee Farms including two lots during the third quarter 2016, one during the second quarter 2016, three during the first quarter 2016 and four in 2015. In conjunction with the sale of four of the lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2016, $1,776 remains outstanding.

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

2016 Compared to 2015

Property, net decreased as of December 31, 2016 due to the sale of six lots in the Kaanapali Coffee Farms during 2016.

Pension plan assets decreased as of December 31, 2016 as compared to December 31, 2015 as a result of an actuarial loss recognized in the current year as well as a decrease in the market values of the Company’s pension plan assets.

The decrease in other liabilities at December 31, 2016 as compared to December 31, 2015 is primarily due to the payment of certain previously recorded liabilities during 2016.

The increase in sales and the related increase in cost of sales for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to the sale of six lots during 2016, as compared to four lots during 2015.

On October 6, 2016 the Pension Plan entered into an agreement with Pacific Life Insurance Company (“Pacific Life”), a third party insurance company, to transfer the obligation to pay benefits to approximately 1,330 retired members and beneficiaries currently receiving monthly benefits from the Pension Plan, and to approximately 168 members with deferred annuities under the Pension Plan, through the purchase of a single premium group annuity contract. The action settled approximately 96% of the Pension Plan’s benefit obligations. In order to fund the purchase, funds aggregating approximately $39.7 million were transferred to Pacific Life on October 11, 2016. The Pension Plan no longer has an obligation to pay benefits to those members and beneficiaries.

In the fourth quarter of 2016 the Company recognized a non-cash accumulated other comprehensive loss, after tax, of approximately $3.5 million, a settlement loss of $20,810 ($12,694 after tax) and other comprehensive income of the same amounts.

2015 Compared to 2014

The decrease in sales and cost of sales for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is primarily due to the sale of four lots in the Kaanapali Coffee Farms during 2015 compared to thirteen lots in 2014 as well as the 14.9 acre and 7.65 acre sites in West Maui.

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2016, 2015 and 2014 were 3.52%, 4.00% and 3.71%, respectively, reflecting market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP

Consolidated Balance Sheets, December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016,

    2015 and 2014

Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Managing Member and Stockholders

Kaanapali Land, LLC

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2016, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaanapali Land, LLC as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years ended December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Chicago, Illinois

March 31, 2017

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2016 and 2015

(Dollars in Thousands, except share data)

	2016	2015
Assets

Cash and cash equivalents	$21,049	22,112
Restricted cash	549	449
Property, net	71,170	75,214
Pension plan assets	14,124	19,340
Other assets	2,295	2,262
Total assets	$109,187	119,377

Liabilities

Accounts payable and accrued expenses	$382	566
Deposits and deferred gains	2,390	2,368
Deferred income taxes	17,558	19,402
Other liabilities	12,821	13,615

Total liabilities	33,151	35,951

Commitments and contingencies (Note 7)

Equity

Common stock, at 12/31/16 and 12/31/15 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2016 and 2015, Class C shares issued and outstanding 52,000 in 2016 and 2015	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(1,216)	(10,450)
Accumulated earnings	71,094	87,817

Stockholders’ equity	75,349	82,838

Non controlling interests	687	588

Total equity	76,036	83,426

Total liabilities and stockholders’ equity	$109,187	119,377

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands except Per Share Amounts)

	2016	2015	2014
Revenues:
Sales	$8,105	6,596	18,879
Interest and other income	288	246	209
	8,393	6,842	19,088

Cost and expenses:
Cost of sales	7,990	6,798	17,826
Selling, general and administrative	3,878	2,862	2,635
Depreciation and amortization	248	200	195
Settlement of pension plan’s benefit obligation (before taxes)	20,810	--	--
	32,926	9,860	20,656

Operating loss before income taxes	(24,533)	(3,018)	(1,568)
Income tax benefit (expense), including $8,116 benefit in 2016 due to settlement of pension plan’s benefit obligation	7,748	(783)	182

Net loss	(16,785)	(3,801)	(1,386)

Less: Net income (loss) attributable to non controlling interests	(134)	(279)	131

Net loss attributable to stockholders	$(16,651)	(3,522)	(1,517)

Net loss per share – basic and diluted	$(9.03)	(1.91)	(0.82)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands except Per Share Amounts)

	2016	2015	2014
Net loss	$(16,785)	(3,801)	(1,386)

Other comprehensive income (loss):
Net unrealized losses on pension plan assets before settlement of pension plan’s benefit obligation	(5,673)	(2,623)	(4,559)

Income tax benefit related to items of other comprehensive income	2,213	1,023	1,778
Other comprehensive loss, net of tax before settlement of pension plan’s benefit obligation	(3,460)	(1,600)	(2,781)

Other comprehensive income due to settlement of pension plan’s benefit obligation	20,810	--	--
Income tax expense related to comprehensive income due to settlement of pension plan’s benefit obligation	(8,116)	--	--

Other comprehensive income, net of tax due to settlement of pension plan’s benefit obligation	12,694	--	--

Comprehensive loss	(7,551)	(5,401)	(4,167)

Comprehensive income (loss) attributable to non controlling interests	(134)	(279)	131

Comprehensive loss attributable to stockholders	$(7,417)	(5,122)	(4,298)

The accompanying notes are an integral part of the consolidated financial statements.

 Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2013	$--	5,471	93,191	(6,069)	92,593	347	92,940

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(244)	--	(244)	280	36

Other comprehensive income, net of tax	--	--	--	(2,781)	(2,781)	--	(2,781)

Net loss	--	--	(1,517)	--	(1,517)	131	(1,386)

Balance at December 31, 2014	--	5,471	91,430	(8,850)	88,051	758	88,809

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(91)	--	(91)	109	18

Other comprehensive income, net of tax	--	--	--	(1,600)	(1,600)	--	(1,600)

Net loss	--	--	(3,522)	--	(3,522)	(279)	(3,801)

Balance at December 31, 2015	$--	5,471	87,817	(10,450)	82,838	588	83,426

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(72)	--	(72)	233	161

Other comprehensive income, net of tax	--	--	--	9,234	9,234	--	9,234

Net loss	--	--	(16,651)	--	(16,651)	(134)	(16,785)

Balance at December 31, 2016	$--	5,471	71,094	(1,216)	75,349	687	76,036

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(16,785)	(3,801)	(1,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from property sales	5,170	3,497	14,570
Gain on property sales	(951)	(623)	(1,609)
Impairment loss	--	--	670
Pension plan assets	20,353	(921)	(710)
Depreciation and amortization	248	200	195
Deferred income taxes	(7,748)	783	(192)
Changes in operating assets and liabilities:
Restricted cash	(100)	243	180
Other assets	(33)	541	(879)
Accounts payable, accrued expenses, deposits, deferred gains and other	(956)	(1,122)	604
Net cash provided by (used in) operating activities	(802)	(1,203)	11,443

Cash flows from investing activities:
Property additions	(423)	(426)	(1,011)
Property disposals	--	115	--
Net cash used in investing activities	(423)	(311)	(1,011)

Cash flows from financing activities:
Contributions	315	278	202
Distributions	(153)	(260)	(166)
Net cash provided by financing activities	162	18	36

Net increase (decrease) in cash and cash equivalents	(1,063)	(1,496)	10,468

Cash and cash equivalents at beginning of year	22,112	23,608	13,140

Cash and cash equivalents at end of year	$21,049	22,112	23,608

Cash received (paid) for income taxes	$--	--	--

Supplemental Non-Cash Investing Activities:

Amounts included in Proceeds from property sales include promissory notes of $777, $0 and $1,582 at December 31, 2016, 2015 and 2014, respectively.

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

In accordance with the Plan, approximately 1,793,000 Common Shares were issued all of which remained outstanding at December 31, 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under the Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was effective for annual reporting periods beginning after December 15, 2016. The effective transition date was deferred by one year upon issuance of ASU 2015-14 in August 2015 and will now be effective at the beginning of our first quarter of fiscal year 2018. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements, including revenue recognition from sales of property.

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

In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance under the Account Standards Codification (“ASC”) 2016-18, Statement of Cash Flows: Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2017 and shall be applied retrospectively to all periods presented. Early adoption of this update is permitted. We are currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements.

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2016, the Company sold forty-one lots at Kaanapali Coffee Farms including two lots during the third quarter 2016, one during the second quarter 2016, three during the first quarter 2016 and four in 2015. In conjunction with the sale of four of the lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2016, $1,776 remains outstanding.

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

	2016	2015
Property, net:
Land	$70,378	74,344
Buildings	1,166	1,038
Machinery and equipment	4,532	4,490
	76,076	79,872
Accumulated depreciation	(4,906)	(4,658)

Property, net	$71,170	75,214

Inventory of land held for sale of approximately $7,026 and $11,245, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2016 and 2015, respectively, and is carried at the lower of cost or net realizable value. Based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3), the value of the inventory of property was reduced by $670 during 2014 to reflect the property at the lower of carrying value or fair value less costs to sell. The value adjustment is reflected in cost of sales in the consolidated statements of operations at December 31, 2014. The impairment and land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Generally, no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2016 and 2015 of approximately $87,500 and $87,200, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2016 and 2015, the Company leased various office spaces with average annual rental of approximately $41 and $69 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2016, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

On October 6, 2016 the Pension Plan entered into an agreement with Pacific Life Insurance Company (“Pacific Life”), a third party insurance company, to transfer the obligation to pay benefits to approximately 1,330 retired members and beneficiaries currently receiving monthly benefits from the Pension Plan, and to approximately 168 members with deferred annuities under the Pension Plan, through the purchase of a single premium group annuity contract. The action settled approximately 96% of the Pension Plan’s benefit obligations. In order to fund the purchase, funds aggregating approximately $39.7 million were transferred to Pacific Life on October 11, 2016. The Pension Plan no longer has an obligation to pay benefits to those members and beneficiaries.

In the fourth quarter of 2016 the Company recognized a non-cash accumulated other comprehensive loss, after tax, of approximately $3.5 million. Substantially all of the resultant total after tax accumulated other comprehensive loss of approximately $13 million has been recognized in accumulated earnings in the Company’s consolidated balance sheet.

The Company does not consider the excess assets of the Pension Plan (approximately $14 million after the above noted transaction) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures: Valued at the closing price reported in the active market in which the mutual fund is traded.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Common and preferred stocks	$--	--	--	--
Corporate notes, bonds and debentures	100	--	--	100
Investment in partnerships	--	--	2,000	2,000
Investments in insurance companies	--	--	1,100	1,100
Investments in private equity funds	--	2,100	5,400	7,500
Cash and cash equivalents	4,800	--	--	4,800

Total Pension Plan assets at fair value	$4,900	2,100	8,500	15,500

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Common and preferred stocks	$20,500	--	--	20,500
Corporate notes, bonds and debentures	100	--	--	100
Investment in partnerships	--	18,500	2,600	21,100
Investments in insurance companies	--	--	1,200	1,200
Investments in private equity funds	--	6,500	9,600	16,100
Cash and cash equivalents	400	--	--	400

Total Pension Plan assets at fair value	$21,000	25,000	13,400	59,400

Changes in Level 3 Investments

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2016:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,200	2,600	9,600	13,400
Net earned interest and realized/unrealized gains (losses)	100	100	(100)	100
Transfers in to Level 3	--	--	--	--
Transfers from Level 3	(800)	--	--	(800)
Purchases, sales, issuances and settlements (net)	600	(700)	(4,100)	(4,200)

Balance, end of year	$1,100	2,000	5,400	8,500

The following table sets forth a summary of changes in fair value of the plan's level 3 assets for the year ended December 31, 2015:

	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,200	4,900	10,300	16,400
Net earned interest and realized/unrealized gains (losses)	100	(100)	(700)	(700)
Transfers in to Level 3	--	--	--	--
Transfers from Level 3	(1,000)	--	--	(1,000)
Purchases, sales, issuances and settlements (net)	900	(2,200)	--	(1,300)

Balance, end of year	$1,200	2,600	9,600	13,400

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2016, 2015 and 2014.

	2016	2015	2014
Benefit obligation at beginning of year	$40,034	44,223	41,113
Service cost	596	579	580
Interest cost	1,124	1,564	1,734
Actuarial (gain) loss	756	(2,860)	4,366
Benefits paid	(3,092)	(3,472)	(3,570)
Settlement	(38,064)	--	--

Accumulated and projected benefit obligation at end of year	1,354	40,034	44,223

Fair value of plan assets at beginning of year	59,374	65,266	66,004
Actual return on plan assets	(1,100)	(2,420)	2,832
Benefits paid	(3,092)	(3,472)	(3,570)
Settlement	(39,704)	--	--

Fair value of plan assets at end of year	15,478	59,374	65,266

Funded status	14,124	19,340	21,043

Unrecognized net actuarial (gain) loss	1,979	17,111	14,484
Unrecognized prior service cost	14	18	22

Prepaid pension cost	$16,117	36,469	35,549

At December 31, 2016, approximately 31% of the plan's assets are invested in cash and 69% held in other investments that are in process to be converted to cash. The allocations are within Company's target allocations in association with the Company's investment strategy.

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

The components of the net periodic pension credit for the years ended December 31, 2016, 2015 and 2014 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2016	2015	2014
Service costs	$596	579	580
Interest cost	1,124	1,564	1,734
Expected return on plan assets	(2,878)	(4,121)	(4,003)
Recognized net actuarial loss	696	1,054	974
Amortization of prior service cost	4	4	4
Loss on settlement	20,810	--	--

Net periodic pension cost (credit)	$20,352	(920)	(711)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2016	2015	2014
As of January 1,

Discount rate	4.00%	3.71%	4.47%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	7%	7.0%

As of December 31,

Discount rate – net periodic pension credit	4.00%	3.71%	4.47%

Discount rate – accumulated benefit obligation	3.52%	4.00%	3.71%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	7.0%	7.0%

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

There was no contribution required in 2016 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2017	$164
2018	179
2019	144
2020	123
2021	200
2022-2025	469

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2016 and 2015:

	2016 Discount Rate	2016 Salary Increase	2015 Discount Rate	2015 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$(4)	1	(39)	4
Pension benefit obligation at year end	$(78)	6	(3,528)	8

Effect of a 1% decrease on:
Net periodic pension cost	$(3)	(0)	36	(6)
Pension benefit obligation at year end	$89	(3)	4,234	(6)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2016:

	1% Increase	1% Decrease
Net periodic pension cost	$(480)	480

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2016 and 2015 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $14 ($9, net of tax) and $18 ($11, net of tax), respectively, and unrecognized actuarial loss of $1,993 ($1,216, net of tax) and $17,129 ($10,449, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of approximately $646 represented in the Rabbi Trust and assets funding such deferred compensation liability of approximately $34 are consolidated in the Company's consolidated balance sheet.

(5)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2016, 2015 and 2014 consist of:

	Current	Deferred	Total
Year ended December 31, 2016:
U.S. federal	$--	(6,973)	(6,973)
State	--	(775)	(775)
	$--	(7,748)	(7,748)

Year ended December 31, 2015:
U.S. federal	$--	705	705
State	--	78	78
	$--	783	783

Year ended December 31, 2014:
U.S. federal	$--	(164)	(164)
State	--	(18)	(18)
	$--	(182)	(182)

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from operations as a result of the following:

	2016	2015	2014
Provision at statutory rate	$(8,540)	(959)	(598)
Increase (reduction) in income taxes resulting from:
Increase (reduction) in valuation allowance	1,690	1,796	396
Other, net	(898)	(54)	20

Total	$(7,748)	783	(182)

During the year ended December 31, 2016, the Company increased its valuation allowance by $1,690 due to the uncertainty regarding future valuation.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2016, 2015 and 2014 are as follows:

	December 31,
	2016	2015	2014
Deferred tax assets:
Reserves related primarily to losses on divestitures	$(5,101)	(5,386)	(5,793)
Loss carryforwards	(15,347)	(13,656)	(11,861)
Tax credit carryforwards	(2,777)	(2,777)	(2,777)
Other, net	(573)	(614)	(722)
Total deferred tax assets	(23,798)	(22,433)	(21,153)
Less – valuation allowance	18,124	16,433	14,638
Total deferred tax assets	(5,674)	(6,000)	(6,515)

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	16,930	17,065	17,157
Prepaid pension costs	6,302	8,337	9,001
Total deferred tax liabilities	23,232	25,402	26,158
Net deferred tax liability	$17,558	19,402	19,643

The Company at December 31, 2016 has net operating loss carryforwards ("NOLs") of approximately $56,226 for state income tax purposes which can be used to offset taxable income, if any, in future years. Federal NOLs of approximately $37,423 originated in 2006 and later years and expire over twenty years. State NOLs began to expire in 2010. Although not anticipated to occur, a change in ownership of the Company greater than 50% could have a significant adverse effect on future utilization of net operating losses.

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2006 through 2011. The statutes of limitations with respect to the Company's taxes for 2012, as well as 2014 through 2016 remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company may be liable could be material.

(6)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2016, 2015 and 2014 was approximately $12, $9 and $20, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2016, 2015 and 2014 were approximately $1,286, $1,236 and $1,109, respectively, of which approximately $117 was unpaid as of December 31, 2016.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1,172, $1,214 and $1,154 for the years ended December 31, 2016, 2015 and 2014, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 8 Business Segment Information. The revenue amounts have been eliminated in consolidated financial statements.

(7)       Commitments and Contingencies

At December 31, 2016, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

On February 11, 2015, the Company filed a complaint for declaratory judgment, bad faith and damages against Fireman’s Fund Insurance Company (“Fireman’s Fund”) in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 15-1-0239-02, in connection with costs and expenses it has incurred or may incur in connection with the Waipio site. In the five-count complaint, the Company seeks, among other things, a declaratory judgment of its rights under various Fireman’s Fund policies and an order that Fireman’s Fund defend and indemnify Kaanapali Land from all past, present and future costs and expenses in connection with the site, including costs of investigation and defense incurred by Kaanapali and the professionals it has engaged. In addition, Kaanapali seeks general, special, and punitive damages, prejudgment and post judgment interest, and such other legal or equitable relief as the court deems just and proper. Fireman’s Fund has filed a responsive pleading. There are no assurances of the amounts of insurance proceeds that may or may not be ultimately recovered.

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

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in November 2016. In prior inspections, the DLNR cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. The November 2016 inspection resulted in a notice of dam safety deficiency requiring certain actions needing immediate attention. The Company is in the process of addressing the action items, with the lowering of the reservoir water level the most immediate. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus has recently started with a projected completion of early 2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, remains uncompleted. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

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

	2016	2015	2014
Revenues:
Property	$5,678	3,945	16,050
Agriculture	2,689	2,896	3,037
Corporate	26	1	1
	$8,393	6,842	19,088

Operating income (loss):
Property	$(445)	(932)	(737)
Agriculture	(143)	276	175

Operating income (loss)	(588)	(656)	(562)

Corporate	(23,945)	(2,362)	(1,006)

Operating income (loss) from continuing operations before income taxes	$(24,533)	(3,018)	(1,568)

Identifiable Assets:
Property	$21,496	23,175	39,254
Agriculture	57,681	57,628	58,243

	79,177	80,803	97,497

Corporate	30,010	38,574	28,626

	$109,187	119,377	126,123

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment currently consists of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2016	2015	2014
Capital Expenditures:
Property	$234	185	480
Agriculture	189	241	529
Corporate	--	--	2
	$423	426	1,011

Depreciation and Amortization:
Property	$42	53	60
Agriculture	206	147	135
Total	$248	200	195

(9)       Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Amounts in thousands except per share amounts)
Numerator:
Net loss	$(16,785)	(3,801)	(1,386)

Less: Net (loss) attributable to non controlling interests	(134)	(279)	131

Net loss attributable to stockholders	$(16,651)	(3,522)	(1,517)

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845	1,845

Net loss per share, attributable to Kaanapali Land – basic and diluted	$(9.03)	(1.91)	(0.82)

As of December 31, 2016, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data are based on the aggregate 1,844,613 outstanding shares.

(10)       Supplementary Quarterly Data (Unaudited)

	2016
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$3,323	1,909	2,438	723

Net income (loss) attributable to stockholders	$(706)	(457)	(391)	(15,097)

Net income (loss) per Share – basic and diluted	$(0.38)	(0.25)	(0.21)	(8.19)

	2015
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,853	1,501	1,758	730

Net income (loss) attributable to stockholders	$(579)	(747)	(443)	(1,753)

Net income (loss) per Share – basic and diluted	$(0.31)	(0.40)	(0.24)	(0.96)

	2014
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,522	7,528	4,187	4,851

Net income (loss) attributable to stockholders	$(291)	(220)	(487)	(519)

Net income (loss) per Share – basic and diluted	$(0.16)	(0.12)	(0.26)	(0.28)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the accountants during the fiscal years 2016, 2015 and 2014.

In 2013, the Company hired McGladrey, LLP (“McGladrey”) to provide auditing and tax services for the Company. In August 2014, the Company dismissed McGladrey as their independent registered public accounting firm. In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

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

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2016.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Total ($)
Gary Nickele	President and	2016	120,000	15,000	N/A	135,000
	Chief Executive Officer	2015	115,000	10,000	N/A	125.000
		2014	115,000	10,000	N/A	125,000

Stephen A Lovelette	Executive Vice President	2016	165,000	25,000	N/A	190,000
		2015	165,000	25,000	N/A	190,000
		2014	165,000	25,000	N/A	190,000

Gailen J. Hull	Senior Vice President and	2016	115,000	10,000	N/A	125,000
	Chief Financial Officer	2015	115,000	10,000	N/A	125,000
		2014	115,000	10,000	N/A	125,000

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

Item 13. Certain Relationships and Related Transactions

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2016, 2015 and 2014 was approximately $12 thousand, $9 thousand and $20 thousand, respectively, all of which was paid as of December 31, 2016.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the years ended December 31, 2016, 2015, and 2014 was approximately $1.3 million, $1.2 million and $1.1 million, respectively, of which approximately $117 thousand was unpaid as of December 31, 2016.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1.2 million, $1.2 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The revenue amounts have been eliminated in consolidated financial statements.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

In 2013, the Company hired McGladrey, LLP (“McGladrey”) to provide auditing and tax services for the Company. In August 2014, the Company dismissed McGladrey as their independent registered public accounting firm. In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2016, 2015 and 2014 are as follows:

(1)       Audit Fees

The fees billed for the year ended December 31, 2016 and 2015 for professional services for the audit of the Company’s consolidated financial statements were approximately $132 thousand and $187 thousand.

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

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President
Date:	March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President, Chief Accounting Officer and Chief Financial Officer
Date:	March 31, 2017

/s/ Gary Nickele
By:	Gary Nickele President and Chief Executive Officer
Date:	March 31, 2017