Form 10-Q
period 2017-03-31
KAANAPALI LAND LLC
filed 2017-05-15
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Yes [   ]    No [ X ]

As of May 15, 2017, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$20,309	$21,049
Restricted cash	758	549
Property, net	71,219	71,170
Pension plan assets	14,213	14,124
Other assets	2,332	2,295
Total assets	$108,831	$109,187

Liabilities

Accounts payable and accrued expenses	$416	$382
Deposits and deferred gains	2,441	2,390
Deferred income taxes	17,566	17,558
Other liabilities	12,710	12,821
Total liabilities	33,133	33,151

Commitments and contingencies (Note 7)

Common stock, at 3/31/17 and 12/31/16 non par value (Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive loss, net of tax	(1,205)	(1,216)
Accumulated earnings	70,655	71,094

Stockholders’ equity	74,921	75,349

Non controlling interests	777	687

Total equity	75,698	76,036

Total liabilities and stockholders’ equity	$108,831	$109,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Ended March 31, 2017 and 2016

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Sales	$1,091	$3,262
Interest and other income	162	61
Total revenues	1,253	3,323
Cost and expenses:
Cost of sales	977	3,019
Selling, general and administrative	671	912
Depreciation and amortization	49	63
Total cost and expenses	1,697	3,994

Operating (loss) income before income taxes	(444)	(671)

Income tax (expense) benefit	--	1

Net (loss) income	(444)	(670)

Less: Net income attributable to non controlling interests	14	36

Net (loss)/income attributable to stockholders	$(458)	$(706)

Net (loss)/income per share – basic and diluted	$(0.25)	$(0.38)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2017	2016

Net (loss)/income	$(444)	$(670)

Other comprehensive loss:
Net unrealized losses on pension plan assets	(20)	(244)
Other comprehensive loss, before tax	(20)	(244)

Income tax benefit related to items of other comprehensive loss	8	95
Other comprehensive loss, net of tax	(12)	(149)

Comprehensive loss	(456)	(819)

Comprehensive income (loss) attributable to non controlling interests	14	36

Comprehensive income (loss) attributable to Kaanapali Land	$(470)	$(855)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	2017	2016

Net cash provided by (used in) operating activities	$(737)	$1,140

Net cash used in investing activities:
Property additions	(98)	(30)
	(98)	(30)

Net cash provided by financing activities:
Contributions	95	96
	95	96

Net increase (decrease) in cash and cash equivalents	(740)	1,206
Cash and cash equivalents at beginning of period	21,049	22,112

Cash and cash equivalents at end of period	$20,309	$23,318

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2016. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2016 Annual Report on Form 10-K.

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

Inventory of land held for sale, of approximately $7,026 and $7,026, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively, and is carried at the lower of cost or fair market value, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

In January 2017, the Financial Accounting Standards Board, or FASB, issued guidance to add the SEC Staff Announcement “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M).” The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers and the February 2016 guidance on leases. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company has not completed its assessment under the new guidance on revenue recognition from contracts with customers, however, it expects to identify similar performance obligations as currently identified; therefore, the Company does not expect a material impact upon the application of this guidance. The Company is currently evaluating the impact of this guidance on leases and its impact on its consolidated financial statements.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2017, the Company sold forty-one lots at Kaanapali Coffee Farms including six lots during 2016. In conjunction with the sale of two lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of March 31, 2017, $1,798 remains outstanding on said notes.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2017 and December 31, 2016 of approximately $87,700 and $87,500, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Service cost	$152	$143
Interest cost	11	383
Expected return on plan assets	(252)	(876)
Recognized net actuarial (gain) loss	20	244
Net periodic pension credit	$(69)	$(106)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2017 and December 31, 2016 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $14 ($9 net of tax), respectively, and unrecognized actuarial loss of $1,974 ($1,205, net of tax) and $1,993 ($1,216, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three months ending March 31, 2017 are $1 ($1 net of tax) and $20 ($12 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $646 represented in the Rabbi Trust and assets funding such deferred compensation liability of $34 are consolidated in the Company's balance sheet.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. No such commissions were paid for the three months ended March 31, 2017 and 2016.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2017 and 2016 were $326 and $315, respectively, of which $89 was unpaid as of March 31, 2017.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $307 and $296 for the three months ended March 31, 2017 and 2016, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2017 and 2016 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At March 31, 2017, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

On November 23, 2015, the SEC contacted Kaanapali Land regarding the Company’s compliance with the reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, as the Company was delinquent on its annual and interim SEC filings. In light of this letter, Kaanapali Land is unable to determine whether the SEC might pursue some future action related to this matter. As of the Company’s filing of its 2016 Annual Report on Form 10-K, the Company is now current on its annual and interim SEC filings.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2017	2016
Numerator:
Net income (loss)	$(444)	$(670)
Less: Net income attributable to non controlling interests	14	36
Net income (loss) attributable to stockholders	$(458)	$(706)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land - basic and diluted	$(0.25)	$(0.38)

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

	Three Months Ended March 31,
	2017	2016
Revenues:
Property	$321	$2,627
Agriculture	932	668
Corporate	--	28
	$1,253	$3,323

Operating income (loss):
Property	$(185)	$16
Agriculture	208	(60)
Operating income (loss)	23	(44)

Corporate	(467)	(627)

Operating income (loss) before income taxes	$(444)	$(671)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10) Subsequent Event

On May 8, 2017, Pioneer Mill Company, LLC entered into a property sales agreement with an unrelated third party for the sale of serval parcels aggregating approximately 235 acres known collectively as the “Wainee Lands”, which are located in Lahaina south of the mill site (“Wainee Sales Agreement”). The Wainee Sales Agreement calls for a scheduled sales price of $8 million (before costs of sales) had has a scheduled closing date in late June 2017. Under the Wainee Sales Agreement, the buyer has certain rescission and termination rights. In addition, there are significant conditions to closing, including investigation and evaluation by the buyer during the due diligence period. Accordingly, there can be no assurance that the sale of the Wainee Lands will be completed under the existing or any other terms.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2017 and December 31, 2016 of approximately $88 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $20 million and $21 million, as of March 31, 2017 and December 31, 2016, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2017, the Company sold forty-one lots at Kaanapali Coffee Farms including six lots in 2016. In conjunction with the sale of two lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of March 31, 2017, $1.8 million remains outstanding on said notes.

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

In the fourth quarter of 2016, the Company recognized a non-cash accumulated other comprehensive loss, after tax, of approximately $3.5 million. Substantially all of the resultant total after tax accumulated other comprehensive loss of approximately $13 million has been recognized in accumulated earnings in the Company’s consolidated balance sheet.

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

The decrease in sales and cost of sales for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily due to no lot sales during the three months ended March 31, 2017 as compared to the sale of six lots during the three months ended March 31, 2016.

The decrease in selling, general and administrative expenses for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 is primarily due to a decrease in amounts paid for professional services.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.    Legal Proceedings

See Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.   Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	May 15, 2017