Form 10-Q
period 2017-06-30
KAANAPALI LAND LLC
filed 2017-08-11
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Yes [   ]    No [ X ]

As of August 11, 2017, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$20,706	$21,049
Restricted cash	868	549
Property, net	70,479	71,170
Pension plan assets	14,301	14,124
Other assets	1,870	2,295
Total assets	$108,224	$109,187

Liabilities

Accounts payable and accrued expenses	$582	$382
Deposits and deferred gains	2,460	2,390
Deferred income taxes	17,574	17,558
Other liabilities	12,714	12,821
Total liabilities	33,330	33,151

Commitments and contingencies (Note 7)

Common stock, at 6/30/17 and 12/31/16 non par value (Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive loss, net of tax	(1,192)	(1,216)
Accumulated earnings	69,802	71,094

Stockholders’ equity	74,081	75,349

Non controlling interests	813	687

Total equity	74,894	76,036

Total liabilities and stockholders’ equity	$108,224	$109,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six and Ended June 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Sales and rental revenues	$1,795	$1,879	$2,886	$5,141
Interest and other income	27	30	189	91
Total revenues	1,822	1,909	3,075	5,232
Cost and expenses:
Cost of sales	1,858	1,703	2,835	4,722
Selling, general and administrative	818	635	1,489	1,547
Depreciation and amortization	49	64	98	127
Total cost and expenses	2,725	2,402	4,422	6,396
Operating loss from continuing operations before income taxes	(903)	(493)	(1,347)	(1,164)

Income tax benefit	0	0	0	1

Net loss	(903)	(493)	(1,347)	(1,163)

Less: Net loss attributable to non controlling interests	(54)	(36)	(40)	0

Net loss attributable to stockholders	$(849)	$(457)	$(1,307)	$(1,163)

Net loss per share - basic and diluted	$(0.46)	$(0.25)	$(0.71)	$(0.63)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months and Six Ended June 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss	$(903)	$(493)	$(1,347)	$(1,163)

Other comprehensive loss:
Net unrealized losses on pension plan assets	(19)	(244)	(39)	(488)
Other comprehensive loss, before tax	(19)	(244)	(39)	(488)

Income tax benefit related to items of other comprehensive loss	7	95	16	190
Other comprehensive loss, net of tax	(12)	(149)	(23)	(298)

Comprehensive loss	(915)	(642)	(1,370)	(1,461)

Comprehensive loss attributable to non controlling interests	(54)	(36)	(40)	0

Comprehensive loss attributable to stockholders	$(861)	$(606)	$(1,330)	$(1,461)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	2017	2016

Net cash (used in) provided by operating activities	$(338)	$221

Net cash used in investing activities:
Property additions	(186)	(105)

Net cash provided by financing activities:
Contributions related to the LOA	181	156

Net (decrease) increase in cash and cash equivalents	(343)	272
Cash and cash equivalents at beginning of period	21,049	22,112

Cash and cash equivalents at end of period	$20,706	$22,384

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

Inventory of land held for sale, of approximately $6,247 and $7,026, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively, and is carried at the lower of cost or fair market value, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be achieved in future periods.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under the Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was effective for annual reporting periods beginning after December 15, 2016. The effective transition date was deferred by one year upon issuance of ASU 2015-14 in August 2015 and will now be effective at the beginning of our first quarter of fiscal year 2018. While the Company is currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements, particularly revenue recognition from sales of property, significant impact is not anticipated.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this update is permitted for all entities. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption, significant impact is not anticipated.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. This guidance is effective for annual periods, and interim periods within those years, beginning after December 15, 2017 and shall be applied retrospectively to all periods presented. Early adoption of this update is permitted. While the Company is currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements, significant impact is not anticipated.

In November 2016, the Financial Accounting Standards Board (“FASB”) issued guidance under the Account Standards Codification (“ASC”) 2016-18, Statement of Cash Flows: Restricted Cash, which provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. While the Company is currently evaluating the impact of the adoption of this requirement on our Consolidated Financial Statements, significant impact is not anticipated.

In January 2017, the Financial Accounting Standards Board, or FASB, issued guidance to add the SEC Staff Announcement “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M).” The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers and the February 2016 guidance on leases. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. While the Company is currently evaluating the impact of this guidance on leases and its impact on its consolidated financial statements, significant impact is not anticipated.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2017, the Company sold forty-two lots at Kaanapali Coffee Farms including one lot during the second quarter of 2017 and six lots during 2016. In conjunction with the sale of one lot sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of June 30, 2017, $1,300 remains outstanding on said notes.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the adjacent 18.5 acre option site. The option expires in September 2017; however, the purchaser has contacted KLMC seeking an extension. KLMC is considering granting an extension to December 31, 2018. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health-related facilities.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2017 and December 31, 2016 of approximately $87,800 and $87,500, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$151	$143	$303	$285
Interest cost	11	383	22	767
Expected return on plan assets	(251)	(876)	(503)	(1,752)
Recognized net actuarial (gain) loss	20	244	40	488
Net periodic pension credit	$(69)	$(106)	$(138)	$(212)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2017 and December 31, 2016 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $14 ($9 net of tax), respectively, and unrecognized actuarial loss of $1,954 ($1,192, net of tax) and $1,993 ($1,216, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the six months ending June 30, 2017 are $1 ($1 net of tax) and $39 ($24 net of tax), respectively.

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

(5)  Income Taxes

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2006 through 2012. The statutes of limitations with respect to the Company's taxes for 2014 through 2016 remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the three and six months ended June 30, 2017 were $12 and $12, respectively, and $12 and $12 for the three and six months ended June 30, 2016, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2017 were $333 and $659, respectively, and $323 and $638 for the three and six months ended June 30, 2016, respectively, of which $90 was unpaid as of June 30, 2017.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $307 and $614 for the three and six months ended June 30, 2017, respectively, and $296 and $592 for the three and six months ended June 30, 2016, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2017 and 2016 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At June 30, 2017, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2017	2016	2017	2016
Numerator:
Net loss	$(903)	$(493)	$(1,347)	$(1,163)
Less: Net income attribu- table to non controlling interests	(54)	(36)	(40)	0
Net loss attributable to stockholders	$(849)	$(457)	$(1,307)	$(1,163)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.46)	$(0.25)	$(0.71)	$(0.63)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Property	$1,024	$927	$1,345	$3,554
Agriculture	799	983	1,731	1,651
Corporate	(1)	(1)	(1)	27
	$1,822	$1,909	$3,075	$5,232

Operating income (loss):
Property	$(320)	$(178)	$(505)	$(162)
Agriculture	(43)	177	165	117
Operating income (loss)	(363)	(1)	(340)	(45)

Corporate	(540)	(492)	(1,007)	(1,118)

Operating income (loss) before income taxes	$(903)	$(493)	$(1,347)	$(1,163)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10) Subsequent Event

On May 8, 2017, Pioneer Mill Company, LLC entered into a property sales agreement with an unrelated third party for the sale of approximately 235 acres known collectively as the “Wainee Lands”, which are located in Lahaina south of the mill site (“Wainee Sales Agreement”). The Wainee Sales Agreement, as amended, calls for a scheduled sales price of $8 million (before costs of sales) and has a scheduled closing date of August 23, 2017 (subject to further extension of 15 calendar days with an additional deposit of $400,000). The buyer has given its notice to proceed to close and has to date deposited an aggregate non-refundable amount of $600,000 with the escrow company. However, there can be no assurance that the sale of the Wainee Lands will be completed under the existing or any other terms.

In July 2017, an additional lot at Kaanapali Coffee Farms was sold, leaving eight unsold lots.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2017 and December 31, 2016 of approximately $88 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $21 million and $21 million, as of June 30, 2017 and December 31, 2016, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2017, the Company sold forty-two lots at Kaanapali Coffee Farms including one lot during the second quarter of 2017 and six lots in 2016. In conjunction with the sale of one lot sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of June 30, 2017, $1.3 million remains outstanding on said notes.

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

The decrease in other assets at June 30, 2017 as compared to December 31, 2016 is primarily due to payments received related to promissory notes.

The decrease in sales and cost of sales for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 is primarily due to one lot sale during the six months ended June 30, 2017 as compared to the sale of four lots during the six months ended June 30, 2016. There was no significant change during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	August 11, 2017