Form 10-Q
period 2017-09-30
KAANAPALI LAND LLC
filed 2017-11-13
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Yes [   ]    No [ X ]

As of November 13, 2017, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$29,090	$21,049
Restricted cash	665	549
Property, net	66,309	71,170
Pension plan assets	14,390	14,124
Other assets	1,138	2,295
Total assets	$111,592	$109,187

Liabilities

Accounts payable and accrued expenses	$700	$382
Deposits and deferred gains	2,400	2,390
Deferred income taxes	17,581	17,558
Other liabilities	12,200	12,821
Total liabilities	32,881	33,151

Commitments and contingencies (Note 7)

Common stock, at 9/30/17 and 12/31/16 non par value (Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive loss, net of tax	(1,181)	(1,216)
Accumulated earnings	73,560	71,094

Stockholders’ equity	77,850	75,349

Non controlling interests	861	687

Total equity	78,711	76,036

Total liabilities and stockholders’ equity	$111,592	$109,187

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine and Ended September 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Sales and rental revenues	$9,358	$2,412	$12,244	$7,553
Interest and other income	342	26	531	117
Total revenues	9,700	2,438	12,775	7,670
Cost and expenses:
Cost of sales	5,617	2,357	8,452	7,079
Selling, general and administrative	306	432	1,795	1,979
Depreciation and amortization	49	62	147	189
Total cost and expenses	5,972	2,851	10,394	9,247
Operating income (loss) from continuing operations before income taxes	3,728	(413)	2,381	(1,577)

Income tax benefit (expense)	--	--	--	1

Net income (loss)	3,728	(413)	2,381	(1,576)

Less: Net income (loss) attributable to non controlling interests	(37)	(22)	(77)	(22)

Net income (loss) attributable to stockholders	$3,765	$(391)	$2,458	$(1,554)

Net income (loss) per share - basic and diluted	$2.04	$(0.21)	$1.33	$(0.84)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months and Nine Ended September 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$3,728	$(413)	$2,381	$(1,576)

Other comprehensive loss:
Net unrealized losses on pension plan assets	(19)	(244)	(58)	(732)
Other comprehensive loss, before tax	(19)	(244)	(58)	(732)

Income tax expense related to items of other comprehensive loss	8	95	23	285
Other comprehensive loss, net of tax	(11)	(149)	(35)	(447)

Comprehensive income (loss)	3,717	(562)	2,346	(2,023)

Comprehensive loss attributable to non controlling interests	(37)	(22)	(77)	(22)

Comprehensive income (loss) attributable to stockholders	$3,754	$(540)	$2,423	$(2,001)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(Dollars in Thousands)

	2017	2016

Net cash provided by operating activities	$8,258	$135

Net cash used in investing activities:
Property additions	(475)	(299)
	(475)	(299)

Net cash provided by financing activities:
Contributions related to the LOA	258	216
	258	216

Net increase in cash and cash equivalents	8,041	52
Cash and cash equivalents at beginning of period	21,049	22,112

Cash and cash equivalents at end of period	$29,090	$22,164

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

Property

The Company's significant property holdings are on the island of Maui consisting of approximately 3,900 acres, of which approximately 1,500 acres is classified as conservation land which precludes development. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

Inventory of land held for sale, of approximately $5,557 and $7,026, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively, and is carried at the lower of cost or fair market value, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

In August 2017, Pioneer Mill Company, LLC, pursuant to a property sales agreement with an unrelated third party, closed on the sale of approximately 230 acres known collectively as the “Wainee Lands”, which are located in Lahaina south of the mill site (“Wainee Sales Agreement”). The purchase price was $8,000, paid in cash at closing.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance is a money market fund for $10,000 that is considered to be a Level 1 investment with a maturity of 30 days. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2017, the Company sold forty-three lots at Kaanapali Coffee Farms including one lot during the third quarter and one lot during the second quarter of 2017 and six lots during 2016. In conjunction with the sale of one lot sold in prior years, in addition to cash proceeds, the Company received a promissory note. As of September 30, 2017, $500 remains outstanding on said note.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the adjacent 18.5 acre option site. The option which initially expired in September 2017 has been extended to December 31, 2018. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health-related facilities.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2017 and December 31, 2016 of approximately $88,000 and $87,500, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$151	$143	$454	$428
Interest cost	11	383	34	1,150
Expected return on plan assets	(251)	(876)	(754)	(2,627)
Recognized net actuarial loss	20	244	59	732
Net periodic pension credit	$(69)	$(106)	$(207)	$(317)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2017 and December 31, 2016 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $14 ($9 net of tax), respectively, and unrecognized actuarial loss of $1,935 ($1,180, net of tax) and $1,993 ($1,216, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the nine months ending September 30, 2017 are $1 ($1 net of tax) and $39 ($24 net of tax), respectively.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the three and nine months ended September 30, 2017 were $0 and $12, respectively, and $0 and $12 for the three and nine months ended September 30, 2016, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2017 were $323 and $982, respectively, and $323 and $961 for the three and nine months ended September 30, 2016, respectively, of which $353 was unpaid as of September 30, 2017.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $266 and $880 for the three and nine months ended September 30, 2017, respectively, and $296 and $888 for the three and nine months ended September 30, 2016, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2017 and 2016 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At September 30, 2017, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DNLR”) that DNLR on a periodic basis bi-annually would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in November 2016. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. The November 2016 inspection resulted in a notice of dam safety deficiency requiring certain actions needing immediate attention. The Company is in the process of addressing the action items, with the lowering of the reservoir water level the most immediate. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2017	2016	2017	2016
Numerator:
Net income (loss)	$3,728	$(413)	$2,381	$(1,576)
Less: Net (loss) income attributable to non controlling interests	(37)	(22)	(77)	(22)
Net income (loss) attributable to stockholders	$3,765	$(391)	$2,458	$(1,554)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share,
attributable to Kaanapali Land - basic and diluted	$2.04	$(0.21)	$1.33	$(0.84)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Property	$9,247	$1,862	$10,592	$5,416
Agriculture	450	576	2,181	2,227
Corporate	3	--	2	27
	$9,700	$2,438	$12,775	$7,670

Operating income (loss):
Property	$4,067	$(69)	$3,562	$(231)
Agriculture	(23)	(22)	142	95
Operating income (loss)	4,044	(91)	3,704	(136)

Corporate	(316)	(322)	(1,323)	(1,441)

Operating loss before income taxes	$3,728	$(413)	$2,381	$(1,577)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations. For the three and nine months ended September 30, 2017, property revenues and operating income includes the sale of the Wainee Lands.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2017 and December 31, 2016 of approximately $88 million and $87 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $29 million and $21 million, as of September 30, 2017 and December 31, 2016, respectively, which is available for, among other things, working capital requirements, including future operating expenses in each of the Agriculture and Property segments, and the Company's expenditures for engineering, planning, regulatory and development costs, drainage and utilities, water storage and distribution, utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consists of 51 agricultural lots, which are currently being offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2017, the Company sold forty-three lots at Kaanapali Coffee Farms including one lot during the third quarter, one lot during the second quarter of 2017 and six lots in 2016. In conjunction with the sale of one lot sold in prior years, in addition to cash proceeds, the Company received a promissory note. As of September 30, 2017, $0.5 million remains outstanding on said notes. There are currently four lots under contract to sell during the fourth quarter 2017, although there is no assurance the sales will occur.

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

The decrease in other assets at September 30, 2017 as compared to December 31, 2016 is primarily due to payments received related to promissory notes.

The decrease in property, net at September 30, 2017 as compared to December 31, 2016 and the related increase in sales and cost of sales for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 is primarily due to two lot sales during the nine months ended September 30, 2017 as well as the sale of the Wainee Lands that occurred during the third quarter 2017, as compared to the sale of six lots during the nine months ended September 30, 2016.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	November 13, 2017