Form 10-K
period 2017-12-31
KAANAPALI LAND LLC
filed 2018-03-29
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

For the fiscal year ended December 31, 2017	Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

As of March 29, 2018, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. As of December 31, 2017, the Company had 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

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

Kaanapali 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located near to the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of residential (including workforce affordable housing), commercial, quasi-public facilities, recreation, agriculture, rural, and open space. While the oceanfront resort properties have been sold, most of the other Kaanapali 2020 lands continue to be owned by the Company. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. In Hawaii, the governmental entities may impose limits or controls on growth in their communities during the review and consideration of the various entitlement process mainly through restrictive conditions, including limitations on density, impact fees, infrastructure contribution, among others, all of which may materially affect utilization of the land and the costs associated with developing the land. In addition, Maui County currently requires certain percentages and levels of affordability to be included in proposed residential developments or subdivisions of land, thereby affecting the feasibility of these projects. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 land that has sufficient entitlements to commence development is the Puukolii Village development, as described below.

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

During 2012, Maui County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas. The County of Maui recognized the Kaanapali 2020 Development Plan to be within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to State Land Use reclassification of some of the land from agriculture to urban, appropriate designation under County community plan, and the appropriate County zoning designation included in the Maui County General Plan noting it as an urban growth area. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies.

In connection with any successful petition to change any of the various land use classifications (state land use district, county community plan, county zoning) of the Kaanapali 2020 Development Plan, the Company may be required to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee/affordable housing units and to make other concessions, monetary or otherwise. The ability of the Company to perform its development activities may also be adversely affected by restrictions that may be imposed by government agencies and the surrounding communities because of inadequate public facilities, such as roads, water management areas and sewer facilities, and by local opposition to continued growth. However, as part of the Kaanapali 2020 Development Plan, the Company has included a number of community members and local government officials in the development planning process and has earned significant community support for its preliminary Kaanapali 2020 development plans. It also believes that it enjoys general local community support for its new Puukolii Mauka concept. The Company hopes that carrying on with this process will continue to generate substantial support from local government and the community for the Company's development plans.

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

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus is nearing completion and is expected to open for traffic in April 2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, remains uncompleted. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1.1 million of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6.7 million toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2017, the Company sold forty-six lots at Kaanapali Coffee Farms including three lots during the fourth quarter 2017, one lot during the third quarter 2017, one lot during the first quarter 2017 and six lots in 2016. In conjunction with the sale of four of the lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2017, all notes have been paid in full.

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

The Company also owned several parcels, known collectively as the "Wainee Lands", which were located in Lahaina south of the mill site. The Wainee Lands included approximately 230 acres and were classified and zoned for agricultural use and the Company would have needed to obtain land use and zoning reclassification in order to proceed with any development. Most of the Wainee Lands are included in the Maui County General Plan. In August 2017, Pioneer Mill Company, LLC, pursuant to a property sales agreement with an unrelated third party closed on the Wainee Lands. The purchase price was $8 million, paid in cash at closing.

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

Employees

At March 1, 2018, Kaanapali Land and its subsidiaries had employed 23 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

Market Conditions and Competition

There are a number of factors that historically have negatively impacted Kaanapali Land's property activities, including market conditions, the difficulty in obtaining regulatory approvals, the high cost of required infrastructure and the Company's operating deficit in its other business segment. As a result, the planned use of many of the Company's land holdings and the ability to generate cash flow from these land holdings have become long-term in nature, and the Company has found it necessary to sell certain parcels in order to raise cash rather than realize their full economic potential through the entitlement process.

Maui's residential real estate market experienced a dramatic slow down beginning in the latter part of 2005. The international credit crisis resulted in both national and global economic downturns and had a significant adverse impact on the Hawaiian economy. Market conditions have moved in a positive direction from 2014 and to date in 2018, however, there can be no assurance that such conditions will continue. A weakening of the Maui real estate market would negatively impact the Company.

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

Kaanapali Land continues to work toward the necessary entitlements for the Kaanapali 2020 plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and Community Plan amendments, as well as rezoning approvals. In January 2009 the Company received approval of revisions to its development plans for the Puukolii Village Mauka parcel. Entitlements for an agricultural subdivision were received during the first quarter of 2006. The Kaanapali 2020 Development Plan is recognized within the urban growth areas identified in the growth maps of the Maui County General Plan. Approximately 1,500 acres of the Company's Maui land which is contiguous to Kaanapali 2020 land is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes most other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project, allowing for the protection of water and other natural resources, and its existence is expected to influence obtaining the entitlements for the remaining land.

Environmental Matters

The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to substances including asbestos related liabilities. Those laws and regulations often impose liability without regard to fault. The Company is now engaged in work at a site on the Waipio Peninsula consisting of, among other things, performing testing at the site pursuant to an order discussed in Item 3. Legal Proceedings. The Company believes that the cost of this work pursuant to the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurance that the cost of remediation of the site would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. With regard to other environmental matters as generally described in the risk factors set forth below, no assurance can be given that those matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Reference is made to Item 1A. Risk Factors and Item 3. Legal Proceedings for a description of certain legal proceedings related to environmental conditions.

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

Risks Related to Hawaiian Real Estate and Development Markets

The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Mauka), as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or pace of sales of properties or changes in costs of construction or development; increased government mandates; adverse changes in Hawaiian economic conditions, such as increased costs of labor, marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; changes in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

The Company may, from time to time and to the extent economically advantageous, sell rezoned, undeveloped or partially developed parcels, such as portions of the Kaanapali 2020 Development Plan lands and/or the former Pioneer Mill site. It intends to develop the balance of its lands for residential, resort, affordable housing, limited commercial and recreational purposes.

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. Markets turned down significantly beginning in late 2005, which negatively impacted the volume of transactions completed in West Maui. The severe national and global recession had an adverse impact on the Hawaiian economy and adversely impacted the Company's pricing for its residential properties. The restricted availability of financing continues to negatively impact the number of lot sales to date and could continue to negatively impact the lot sales in the foreseeable future. A weakening of the Maui real estate market would negatively impact the Company. Market conditions have moved in a positive direction from 2014 and to date in 2018, however, there can be no assurance that such conditions will continue.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in November 2016. In such inspections, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. The November 2016 inspection resulted in a notice of dam safety deficiency requiring certain actions needing immediate attention. The Company is in the process of addressing the action items, with the lowering of the reservoir water level the most immediate. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

The Company has received notice from DLNR that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in November 2016. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. The November 2016 inspection resulted in a notice of dam safety deficiency requiring certain actions needing immediate attention. The Company is in the process of addressing the action items with the lowering of the reservoir water level the most immediate. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

As of December 31, 2017 there were approximately 653 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2017 and 2016 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Selected Financial Data

Kaanapali Land, LLC

For the years ended December 31, 2017, 2016, 2015, 2014 and 2013

(Dollars in Thousands except Per Share Amounts)

	2017	2016	2015	2014	2013

Total revenues	$15,959	8,393	6,842	19,088	8,831

Net income (loss) from continuing operations	$10,323	(16,785)	(3,801)	(1,386)	(2,815)

Net income (loss) from continuing operations attributable to stockholders	$10,710	(16,651)	(3,522)	(1,517)	(2,964)

Income (loss) from continuing operations per share – basic and diluted	$5.81	(9.03)	(1.91)	(0.82)	(1.61)

Total assets	$112,908	109,187	119,377	126,123	131,619

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2017 and 2016 of approximately $88 million and $88 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

At December 31, 2017, the Company had cash and cash equivalents of approximately $31 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

In August 2017, Pioneer Mill Company, pursuant to a property sales agreement with an unrelated third party, closed on the sale of approximately 230 acres known as the “Wainee Lands”, which are located in Lahaina south of the mill site (“Wainee Sales Agreement”). The purchase price was $8 million, paid in cash at closing.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2017, the Company sold forty-six lots at Kaanapali Coffee Farms including three lots during the fourth quarter 2017, one lot during the third quarter 2017, one lot during the first quarter 2017 and six lots in 2016. In conjunction with the sale of four of the lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2017, all notes have been paid in full.

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

2017 Compared to 2016

Property, net decreased as of December 31, 2017 due to the sale of five lots in the Kaanapali Coffee Farms during 2017, as well as due to the sale of the Wainee Lands during the third quarter 2017.

Other assets increased as of December 31, 2017 as compared to December 31, 2016 due to a $2,594 receivable related to expected refundable tax credits and offset by payments received related to promissory notes.

Deferred income taxes decreased as of December 31, 2017 as compared to December 31, 2016 due primarily to the effect of the tax rate adjustment related to the Tax Cuts and Jobs Act reflected in deferred tax assets and liabilities at December 31, 2017.

The increase in sales and the related increase in cost of sales for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to the sale of the Wainee Lands that occurred during the third quarter 2017 as well as the sale of five lots during 2017, as compared to six lots during 2016.

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

2016 Compared to 2015

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2017, 2016 and 2015 were 3.30%, 3.52% and 4.00%, respectively, reflecting market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP

Consolidated Balance Sheets, December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017,

    2016 and 2015

Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Stockholders

Kaanapali Land, LLC

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois

March 29, 2018

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2017 and 2016

(Dollars in Thousands, except share data)

	2017	2016
Assets

Cash and cash equivalents	$30,565	21,049
Restricted cash	592	549
Property, net	64,283	71,170
Pension plan assets	14,353	14,124
Other assets	3,115	2,295
Total assets	$112,908	109,187

Liabilities

Accounts payable and accrued expenses	$528	382
Deposits and deferred gains	2,409	2,390
Deferred income taxes	11,007	17,558
Other liabilities	12,476	12,821

Total liabilities	26,420	33,151

Commitments and contingencies (Note 7)

Equity

Common stock, at 12/31/17 and 12/31/16 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2017 and 2016, Class C shares issued and outstanding 52,000 in 2017 and 2016	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(1,367)	(1,216)
Accumulated earnings	81,754	71,094

Stockholders’ equity	85,858	75,349

Non controlling interests	630	687

Total equity	86,488	76,036

Total liabilities and stockholders’ equity	$112,908	109,187

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands except Per Share Amounts)

	2017	2016	2015
Revenues:
Sales	$15,388	8,105	6,596
Interest and other income	571	288	246
	15,959	8,393	6,842

Cost and expenses:
Cost of sales	11,797	7,990	6,798
Selling, general and administrative	3,079	3,878	2,862
Depreciation and amortization	200	248	200
Settlement of pension plan’s benefit obligation (before taxes)	--	20,810	--
	15,076	32,926	9,860

Operating income (loss) before income taxes	883	(24,533)	(3,018)
Income tax benefit (expense), including $8,116 benefit in 2016 due to settlement of pension plan’s benefit obligation	9,440	7,748	(783)

Net income (loss)	10,323	(16,785)	(3,801)

Less: Net loss attributable to non controlling interests	(387)	(134)	(279)

Net income (loss) attributable to stockholders	$10,710	(16,651)	(3,522)

Net income (loss) per share – basic and diluted	$5.81	(9.03)	(1.91)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands except Per Share Amounts)

	2017	2016	2015

Net income (loss)	$10,323	(16,785)	(3,801)

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets before settlement of pension plan’s benefit obligation	146	(5,673)	(2,623)

Income tax benefit (expense) related to items of other comprehensive income	(297)	2,213	1,023
Other comprehensive loss, net of tax before settlement of pension plan’s benefit obligation	(151)	(3,460)	(1,600)

Other comprehensive income due to settlement of pension plan’s benefit obligation	--	20,810	--
Income tax expense related to comprehensive income due to settlement of pension plan’s benefit obligation	--	(8,116)	--

Other comprehensive income, net of tax due to settlement of pension plan’s benefit obligation	--	12,694	--

Comprehensive income (loss)	10,172	(7,551)	(5,401)

Comprehensive loss attributable to non controlling interests	(387)	(134)	(279)

Comprehensive income (loss) attributable to stockholders	$10,559	(7,417)	(5,122)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2014	$--	5,471	91,430	(8,850)	88,051	758	88,809

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(91)	--	(91)	109	18

Other comprehensive loss, net of tax	--	--	--	(1,600)	(1,600)	--	(1,600)

Net loss	--	--	(3,522)	--	(3,522)	(279)	(3,801)

Balance at December 31, 2015	--	5,471	87,817	(10,450)	82,838	588	83,426

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(72)	--	(72)	233	161

Other comprehensive income, net of tax	--	--	--	9,234	9,234	--	9,234

Net loss	--	--	(16,651)	--	(16,651)	(134)	(16,785)

Balance at December 31, 2016	--	5,471	71,094	(1,216)	75,349	687	76,036

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(50)	--	(50)	330	280

Other comprehensive loss, net of tax	--	--	--	(151)	(151)	--	(151)

Net income (loss)	--	--	10,710	--	10,710	(387)	10,323

Balance at December 31, 2017	$--	5,471	81,754	(1,367)	85,858	630	86,488

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2017, 2016 and 2015

(Dollars in Thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$10,323	(16,785)	(3,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from property sales	11,997	5,170	3,497
Gain on property sales	(4,748)	(951)	(623)
Pension plan assets	(83)	20,353	(921)
Depreciation and amortization	200	248	200
Deferred income taxes	(9,440)	(7,748)	783
Changes in operating assets and liabilities:
Restricted cash	(43)	(100)	243
Other assets	1,774	(33)	541
Accounts payable, accrued expenses, deposits, deferred gains and other	(182)	(956)	(1,122)
Net cash provided by (used in) operating activities	9,798	(802)	(1,203)

Cash flows from investing activities:
Property additions	(562)	(423)	(426)
Property disposals	--	--	115
Net cash used in investing activities	(562)	(423)	(311)

Cash flows from financing activities:
Contributions	362	315	278
Distributions	(82)	(153)	(260)
Net cash provided by financing activities	280	162	18

Net increase (decrease) in cash and cash equivalents	9,516	(1,063)	(1,496)

Cash and cash equivalents at beginning of year	21,049	22,112	23,608

Cash and cash equivalents at end of year	$30,565	21,049	22,112

Cash received (paid) for income taxes	$--	--	--

Supplemental Non-Cash Investing Activities:

Amounts included in Proceeds from property sales include promissory notes of $0, $777 and $0 at December 31, 2017, 2016 and 2015, respectively.

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

In accordance with the Plan, approximately 1,793,000 Common Shares were issued all of which remained outstanding at December 31, 2017.

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

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance is a money market fund for $10,000 that is considered to be a Level 1 investment with a maturity of 30 days. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances generally exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under the Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance. This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. Transition options include either a full or modified retrospective approach and early adoption is permitted. The implementation date for this guidance was effective for annual reporting periods beginning after December 15, 2016. The effective transition date was deferred by one year upon issuance of ASU 2015-14 in August 2015 and will now be effective at the beginning of our first quarter of fiscal year 2018. The Company will adopt ASU 2014-09 and the related updates subsequently issued by the FASB on January 1, 2018, via the modified retrospective approach. The revenues derived from income from land sales and coffee revenue will be in the scope of the new guidance. The disclosures will be expanded, as applicable, to discuss performance obligations, contract balances, timing and nature of the revenue streams. There will not be any other resulting changes to accounting policies for revenue recognition or to our Consolidated Financial Statements from adoption of this guidance.

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

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2017, the Company sold forty-six lots at Kaanapali Coffee Farms including three lots during the fourth quarter 2017, one lot during the third quarter 2017, one lot during the first quarter 2017 and six lots in 2016. In conjunction with the sale of four of the lots sold in prior years and one lot sold in 2016, in addition to cash proceeds, the Company received promissory notes. As of December 31, 2017, all notes have been paid in full. In January 2018, an additional lot at Kaanapali Coffee farms was sold, leaving four unsold lots.

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

	2017	2016
Property, net:
Land	$63,344	70,378
Buildings	1,216	1,166
Machinery and equipment	4,829	4,532
	69,389	76,076
Accumulated depreciation	(5,106)	(4,906)

Property, net	$64,283	71,170

Inventory of land held for sale of approximately $3,498 and $7,026, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2017 and 2016, respectively, and is carried at the lower of cost or net realizable value. The land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Generally, no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

In August 2017, Pioneer Mill Company, pursuant to a property sales agreement with an unrelated third party, closed on the sale of approximately 230 acres known as the “Wainee Lands”, which are located in Lahaina south of the mill site (“Wainee Sales Agreement”). The purchase price was $8,000, paid in cash at closing.

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

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2017 and 2016 of approximately $87,900 and $87,500, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2017 and 2016, the Company leased various office spaces with average annual rental of approximately $33 and $41 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2017, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures and Collective Investment Funds: Valued at the closing price reported in the active market in which the mutual fund is traded, or the market value of the underlying assets.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Mutual funds	$1,300	0	0	1,300
Collective investment funds	0	6,700	0	6,700
Investments in insurance companies	0	0	1,100	1,100
Cash and cash equivalents	500	0	0	500
Other	100	0	0	100
	1,900	6,700	1,100	9,700
Investments in private equity funds				3,600
Investments in partnerships				1,900
Total Pension Plan assets at fair value	$1,900	6,700	1,100	15,200

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
Corporate notes, bonds and debentures	$100	0	0	100
Investments in insurance companies	0	0	1,100	1,100
Cash and cash equivalents	4,800	0	0	4,800
	4,900	0	1,100	6,000
Investments in private equity funds				7,500
Investments in partnerships				2,000
Total Pension Plan assets at fair value	$4,900	0	1,100	15,500

Changes in Level 3 Investments and Investments Measured at Net Asset Value

The following table sets forth a summary of changes in fair value of the plan's level 3 assets and assets measured at net asset value “NAV” for the year ended December 31, 2017:

	Level 3	Measured at NAV
	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,100	2,000	7,500	10,600
Net earned interest and realized/unrealized gains (losses)	100	--	200	300
Transfers in to Level 3	--	--	--	--
Transfers from Level 3	(100)	--	--	(100)
Purchases, sales, issuances and settlements (net)	--	(100)	(4,100)	(4,200)

Balance, end of year	$1,100	1,900	3,600	6,600

The following table sets forth a summary of changes in fair value of the plan's level 3 assets and assets measured at net asset value “NAV” for the year ended December 31, 2016:

	Level 3	Measured at NAV
	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,200	2,600	14,300	18,100
Net earned interest and realized/unrealized gains (losses)	100	100	300	500
Transfers in to Level 3	--	--	--	--
Transfers from Level 3	(800)	--	--	(800)
Purchases, sales, issuances and settlements (net)	600	(700)	(7,100)	(7,200)

Balance, end of year	$1,100	2,000	7,500	10,600

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2017, 2016 and 2015.

	2017	2016	2015
Benefit obligation at beginning of year	$1,354	40,034	44,223
Service cost	613	596	579
Interest cost	34	1,124	1,564
Actuarial (gain) loss	(816)	756	(2,860)
Benefits paid	(513)	(3,092)	(3,472)
Settlement	--	(38,064)	--
Special termination benefits	170	--	--

Accumulated and projected benefit obligation at end of year	842	1,354	40,034

Fair value of plan assets at beginning of year	15,478	59,374	65,266
Actual return on plan assets	230	(1,100)	(2,420)
Benefits paid	(513)	(3,092)	(3,472)
Settlement	--	(39,704)	--

Fair value of plan assets at end of year	15,195	15,478	59,374

Funded status	14,353	14,124	19,340

Unrecognized net actuarial (gain) loss	1,838	1,979	17,111
Unrecognized prior service cost	9	14	18

Prepaid pension cost	$16,200	16,117	36,469

At December 31, 2017, approximately 3% of the plan's assets are invested in cash, 23% in equity composite and 74% in multi-strategy composite. The allocations are within Company's target allocations in association with the Company's investment strategy.

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

The components of the net periodic pension credit for the years ended December 31, 2017, 2016 and 2015 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2017	2016	2015
Service costs	$613	596	579
Interest cost	34	1,124	1,564
Expected return on plan assets	(964)	(2,878)	(4,121)
Recognized net actuarial loss	60	696	1,054
Amortization of prior service cost	4	4	4
Loss on settlement	--	20,810	--
Loss on special termination benefits	170	--	--

Net periodic pension cost (credit)	$(83)	20,352	(920)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2017	2016	2015
As of January 1,

Discount rate	3.52%	4.00%	3.71%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	7%

As of December 31,

Discount rate – net periodic pension credit	3.52%	4.00%	3.71%

Discount rate – accumulated benefit obligation	3.30%	3.52%	4.00%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	7.0%

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

There was no contribution required in 2017 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2018	$121
2019	93
2020	72
2021	149
2022	53
2023-2026	264

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2017 and 2016:

	2017 Discount Rate	2017 Salary Increase	2016 Discount Rate	2016 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$(3)	1	(4)	1
Pension benefit obligation at year end	$(41)	8	(78)	6

Effect of a 1% decrease on:
Net periodic pension cost	$3	(1)	(3)	(0)
Pension benefit obligation at year end	$47	(7)	89	(3)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2017:

	1% Increase	1% Decrease

Net periodic pension cost	$(161)	161

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2017 and 2016 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $9 ($7, net of tax) and $14 ($9, net of tax), respectively, and unrecognized actuarial loss of $1,847 ($1,367, net of tax) and $1,993 ($1,216, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $546 represented in the Rabbi Trust and assets funding such deferred compensation liability of $38 are consolidated in the Company's consolidated balance sheet.

(5)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2017, 2016 and 2015 consist of:

	Current	Deferred	Total
Year ended December 31, 2017:
U.S. federal	$--	(7,625)	(7,625)
State	--	(1,815)	(1,815)
	$--	(9,440)	(9,440)

Year ended December 31, 2016:
U.S. federal	$--	(6,973)	(6,973)
State	--	(775)	(775)
	$--	(7,748)	(7,748)

Year ended December 31, 2015:
U.S. federal	$--	705	705
State	--	78	78
	$--	783	783

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the Act) which made significant changes that affect the Company, primarily due to the lower U.S. Federal tax rate and the repeal of the corporate alternative minimum tax. Beginning January 1, 2018, the Company will be taxed at a 21% federal corporate tax rate. The Company has reflected the impact of this rate on its deferred tax assets and liabilities at December 31, 2017, as it is required to reflect the change in the period in which the law is enacted. The impact of this change was a net benefit of $8,076 in the income tax provision for the period ended December 31, 2017.

The Act also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits (AMT credits) would be refundable. The Company has AMT credits that are expected to be refunded between 2018 and 2021 as a result of the Act. The Company’s 2017 tax provision reflects the release of previously recorded valuation allowances against AMT credit carry-forwards of $2,594, as those credits will now be refundable, net of anticipated sequestration. The expected refundable tax credit of $2,594 has been reclassified to Other assets in the accompanying consolidated financial statements.

The Act is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company, particularly the effect of certain limitations effective for the tax year 2018 and forward (prior losses remain subject to the prior 20 year carryover period) on the use of federal net operating loss carryforwards (NOLs) which will generally be limited to being used to offset 80% of future annual taxable income.

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent effective for 2017 and prior years to pretax income from operations as a result of the following:

	2017	2016	2015
Provision at statutory rate	$444	(8,540)	(959)

Federal NOLs utilized	(1,515)	--	--
Federal NOLs generated	--	1,569	1,611

State NOLs utilized	(173)	--	--
State NOLs generated	--	179	185

Reversal of valuation allowance on AMT credits	(2,594)	--	--

Effect of Federal rate reduction	(5,504)	--	--

Other	(98)	(956)	(54)

Total	$(9,440)	(7,748)	783

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2017, 2016 and 2015 are as follows:

	December 31,
	2017	2016	2015
Deferred tax assets:
Reserves related primarily to losses on divestitures	$3,337	5,101	5,386
Loss carryforwards	9,558	15,347	13,656
Tax credit carryforwards	--	2,777	2,777
Other, net	346	573	614
Total deferred tax assets	13,241	23,798	22,433
Less – valuation allowance	9,558	18,124	16,433
Total deferred tax assets	3,683	5,674	6,000

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	10,385	16,930	17,065
Prepaid pension costs	4,305	6,302	8,337
Total deferred tax liabilities	14,690	23,232	25,402
Net deferred tax liability	$11,007	17,558	19,402

As of December 31, 2017, the Company has a deferred tax asset related to federal net operating losses (NOLs) of $6,948, all of which has been subject to a valuation allowance. These NOLs originated in 2006 and later years and expire over 20 years. As of December 31, 2017, the Company has a deferred tax asset related to state NOLs of $2,610, all of which has been subject to a valuation allowance. The state NOLs expire in various years 2019 through 2035.

As of December 31, 2017, the Company has reclassified a deferred tax asset relating to federal AMT of $2,777 from the prior year that resulted from the expected refund of those credits. Accordingly, the previously recorded valuation allowance has been released. It should be noted that the Company has recorded an allowance for receivables at December 31, 2017 reflecting the anticipated 6.6% government sequestration of the refundable AMT credits. Although not anticipated to occur, a change in ownership of the Company greater than 50% could have a significant adverse effect on future utilization of net operating losses.

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2007 through 2011. The statutes of limitations with respect to the Company's taxes for 2014 through 2017 remain open, subject to possible utilization of loss carryforwards from earlier years. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company may be liable could be material.

(6)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2017, 2016 and 2015 was approximately $13, $12 and $9, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2017, 2016 and 2015 were approximately $1,313, $1,286 and $1,236, respectively, of which approximately $270 was unpaid as of December 31, 2017.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1,105, $1,172 and $1,214 for the years ended December 31, 2017, 2016 and 2015, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 8 Business Segment Information. The revenue amounts have been eliminated in consolidated financial statements.

(7)       Commitments and Contingencies

At December 31, 2017, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

On November 23, 2015, the SEC contacted Kaanapali Land regarding the Company’s compliance with the reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, as the Company was delinquent on its annual and interim SEC filings. In light of this letter, Kaanapali Land is unable to determine whether the SEC might pursue some future action related to this matter. As of the Company’s filing of its September 30, 2016 Quarterly Report on Form 10-Q, the Company is now current on its annual and interim SEC filings.

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

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in November 2016. To date, the DLNR cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. The November 2016 inspection resulted in a notice of dam safety deficiency requiring certain actions needing immediate attention. The Company is in the process of addressing the action items, with the lowering of the reservoir water level the most immediate. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which would likely involve hiring specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

	2017	2016	2015
Revenues:
Property	$13,134	5,678	3,945
Agriculture	2,800	2,689	2,896
Corporate	25	26	1
	$15,959	8,393	6,842

Operating income (loss):
Property	$3,534	(445)	(932)
Agriculture	(353)	(143)	276

Operating income (loss)	3,181	(588)	(656)

Corporate	(2,298)	(23,945)	(2,362)

Operating income (loss) from continuing operations before income taxes	$883	(24,533)	(3,018)

Identifiable Assets:
Property	$21,523	21,496	23,175
Agriculture	61,233	57,681	57,628

	82,756	79,177	80,803

Corporate	30,152	30,010	38,574

	$112,908	109,187	119,377

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment currently consists of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2017	2016	2015
Capital Expenditures:
Property	$276	234	185
Agriculture	286	189	241
	$562	423	426

Depreciation and Amortization:
Property	$51	42	53
Agriculture	149	206	147
Total	$200	248	200

(9)       Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$10,323	(16,785)	(3,801)

Less: Net loss attributable to non controlling interests	(387)	(134)	(279)

Net income (loss) attributable to stockholders	$10,710	(16,651)	(3,522)

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land – basic and diluted	$5.81	(9.03)	(1.91)

As of December 31, 2017, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data are based on the aggregate 1,844,613 outstanding shares.

(10)       Supplementary Quarterly Data (Unaudited)

	2017
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$1,253	1,822	9,700	3,184

Net income (loss) attributable to stockholders	$(458)	(849)	3,765	8,252

Net income (loss) per Share – basic and diluted	$(0.25)	(0.46)	2.04	4.48

	2016
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$3,323	1,909	2,438	723

Net income (loss) attributable to stockholders	$(706)	(457)	(391)	(15,097)

Net income (loss) per Share – basic and diluted	$(0.38)	(0.25)	(0.21)	(8.19)

	2015
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$2,853	1,501	1,758	730

Net income (loss) attributable to stockholders	$(579)	(747)	(443)	(1,753)

Net income (loss) per Share – basic and diluted	$(0.31)	(0.40)	(0.24)	(0.96)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the accountants during the fiscal years 2017, 2016 and 2015.

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

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2017.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of December 31, 2017, the executive officers and certain other officers of the Company were as follows:

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

Gary Nickele (age 65) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele is also the President and Director of Arvida Company, the administrator of ALP Liquidating Trust, which exists to manage the liquidation of the former business of Arvida/JMB Partners, L.P. ("Arvida Partners"). From October 1987 until September 2005, Arvida Partners conducted land development activities primarily in Florida. Mr. Nickele has been associated with JMB and Arvida Partners since February, 1984 and September, 1987, respectively. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois. Mr. Nickele's experience relative to JMB, the Company and Arvida Partners during the past five years has included overall responsibility for all legal matters, oversight of the operations of the Company and Arvida Partners, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

Stephen Lovelette (age 62) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Prior to joining an affiliate of JMB, Mr. Lovelette worked for Arvida Corporation, the predecessor to Arvida Partners, under its previous ownership. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and Arvida Partners. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

Gailen J. Hull (age 69) is Senior Vice President and, since August 2002, Chief Financial Officer of Kaanapali Land. Mr. Hull has been associated with JMB since March, 1982. He holds a Master’s degree in Business Administration from Northern Illinois University and is a Certified Public Accountant. Mr. Hull has substantial experience in the management of the accounting and financial reporting functions of both public and private entities, primarily including those of JMB, Arvida Partners, the Company and their respective affiliates. During the past five years, Mr. Hull has also been a Senior Vice President of JMB.

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Total ($)

Gary Nickele	President and	2017	120,000	15,000	N/A	135,000
	Chief Executive Officer	2016	120,000	15,000	N/A	135,000
		2015	115,000	10,000	N/A	125.000

Stephen A Lovelette	Executive Vice President	2017	165,000	25,000	N/A	190,000
		2016	165,000	25,000	N/A	190,000
		2015	165,000	25,000	N/A	190,000

Gailen J. Hull	Senior Vice President and	2017	115,000	10,000	N/A	125,000
	Chief Financial Officer	2016	115,000	10,000	N/A	125,000
		2015	115,000	10,000	N/A	125,000

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Shares owned directly (81.8% of the Common Shares) (1) (2)

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of December 31, 2017, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2017, 2016 and 2015 was approximately $13 thousand, $12 thousand and $9 thousand, respectively, all of which was paid as of December 31, 2017.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the years ended December 31, 2017, 2016, and 2015 was approximately $1.3 million, $1.3 million and $1.2 million, respectively, of which approximately $270 thousand was unpaid as of December 31, 2017.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1.1 million, $1.2 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The revenue amounts have been eliminated in consolidated financial statements.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2017, 2016 and 2015 are as follows:

(1)       Audit Fees

The fees incurred for the year ended December 31, 2017, 2016 and 2015 for professional services for the audit of the Company’s consolidated financial statements were approximately $215 thousand, $215 thousand and $175 thousand.

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

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President
Date:	March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gailen J. Hull
By:	Gailen J. Hull Senior Vice President, Chief Accounting Officer and Chief Financial Officer
Date:	March 29, 2018

/s/ Gary Nickele
By:	Gary Nickele President and Chief Executive Officer
Date:	March 29, 2018