Form 10-Q
period 2018-03-31
KAANAPALI LAND LLC
filed 2018-05-15
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Yes [   ]    No [ X ]

As of May 15, 2018, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$30,912	30,565
Restricted cash	715	592
Property, net	63,495	64,283
Pension plan assets	14,408	14,353
Other assets	3,114	3,115
Total assets	$112,644	112,908

Liabilities
Accounts payable and accrued expenses	$915	528
Deposits and deferred gains	2,446	2,409
Deferred income taxes	11,025	11,007
Other liabilities	12,388	12,476

Total liabilities	26,774	26,420

Commitments and contingencies (Note 7)

Equity
Common stock, at 3/31/18 and 12/31/17 non par value (Shares authorized – unlimited; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive loss, net of tax	(1,315)	(1,367)
Accumulated earnings	80,969	81,754

Stockholders’ equity	85,125	85,858

Non-controlling interests	745	630

Total equity	85,870	86,488

Total liabilities and stockholders’ equity	$112,644	112,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2018 and 2017

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Sales	$1,778	$1,091
Interest and other income	42	162
Total revenues	1,820	1,253
Cost and expenses:
Cost of sales	1,611	977
Selling, general and administrative	905	671
Depreciation and amortization	56	49
Total cost and expenses	2,572	1,697

Operating loss before income taxes	(752)	(444)

Income tax (expense) benefit	--	--

Net loss	(752)	(444)

Less: Net income attributable to non-controlling interests	26	14

Net loss attributable to stockholders	$(778)	$(458)

Net loss per share – basic and diluted	$(0.42)	$(0.25)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2018 and 2017

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2018	2017

Net loss	$(752)	$(444)

Other comprehensive loss:
Net unrealized losses on pension plan assets	(71)	(20)
Other comprehensive loss, before tax	(71)	(20)

Income tax benefit related to items of other comprehensive loss	18	8
Other comprehensive loss, net of tax	(53)	(12)

Comprehensive loss	(805)	(456)

Comprehensive income attributable to non-controlling interests	26	14

Comprehensive loss attributable to Kaanapali Land	$(831)	$(470)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017

(Unaudited)

(Dollars in Thousands)

	2018	2017

Net cash provided by (used in) operating activities	$413	$(528)

Net cash used in investing activities:
Property additions	(25)	(98)
	(25)	(98)

Net cash provided by financing activities:
Contributions	82	95
	82	95

Net increase (decrease) in cash, cash equivalents and restricted cash	470	(531)
Cash, cash equivalents and restricted cash at beginning of period	31,157	21,598

Cash, cash equivalents and restricted cash at end of period	$31,627	$21,067

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2017. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2017 Annual Report on Form 10-K.

Property

The Company's significant property holdings are on the island of Maui consisting of approximately 3,900 acres, of which approximately 1,500 acres are classified as conservation land which precludes development. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

Inventory of land held for sale, of approximately $2,741 and $3,498, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three months ended March 3, 2018 are not necessarily indicative of the results that may be achieved in future periods.

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

Recognition of Profit From Real Property Sales

Real property sales, in accordance with the core principle of ASC 606, revenue from real property sales is recognized at the time of closing when control of the property transfers to the customer. After closing of the sale transaction, we have no remaining performance obligation. When the sale does not meet the requirements for full profit recognition, all or a portion of the profit is deferred until such requirements are met.

Other revenues in the scope of ASC 606 are recognized when control of goods or services transfers to the customers, in the amount that we expect to receive for the transfer of goods or provision of services.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under the Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, which establishes a single comprehensive revenue recognition model for all contracts with customers and will supersede most existing revenue guidance, and subsequently, it issued additional guidance that further clarified the Accounting Standards Update (“ASU”). This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. The revenue recognition ASU has implications for all revenues, excluding those that are under the specific scope of other accounting standards.

The Company’s revenues for the three months ended March 31, 2018 that were subject to the revenue recognition ASU were as follows (in thousands):

Sales of real estate	$898
Coffee and other crop sales	655
Total	$1,553

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its sales of real estate and coffee and other crop sales.

The Company elected to adopt this guidance using the modified retrospective method at January 1, 2018 which did not result in an adjustment to the retained earnings. Additionally, upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

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

On January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2018, the Company adopted ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash”. This update required inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

Our restricted cash consists of amounts primarily held by Kaanapali Coffee Farms Lot Owners Association (“LOA”) in deposit for business operations of the LOA and design review and construction deposits. Changes in restricted cash are reported in our Consolidated Statements of Cash Flows as operating, investing or financing activities based on the nature of the underlying activity.

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$30,912	$30,565	$20,309	$21,049
Restricted cash	715	592	758	549
Cash, cash equivalents and restricted cash	$31,627	$31,157	$21,067	$21,598

In January 2017, the FASB, issued guidance to add the SEC Staff Announcement “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M).” The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers and the February 2016 guidance on leases. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. While the Company is currently evaluating the impact of this guidance on leases and its impact on its consolidated financial statements, significant impact is not anticipated.

In February 2018, the FASB issued ASU 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI)”. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retain earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Job Act (or portion thereof) is recorded. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those financial years. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption, significant impact is not anticipated.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2018, the Company sold forty-seven lots at Kaanapali Coffee Farms including one lot during the first quarter of 2018 and five lots during 2017. In April 2018, an additional lot at Kaanapali Coffee Farms was sold, leaving three unsold lots. There are currently two lots under contract to sell, one during the second quarter 2018, and one during the third quarter 2018, although there is no assurance the sales will occur.

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

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2018 and December 31, 2017 of approximately $88,000 and $87,900, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The Company does not consider the excess assets of the Pension Plan (approximately $14 million) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Service cost	$154	$152
Interest cost	6	11
Expected return on plan assets	(216)	(252)
Recognized net actuarial (gain) loss	71	20
Net periodic pension cost (credit)	$15	$(69)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2018 and December 31, 2017 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $9 ($7 net of tax), respectively, and unrecognized actuarial loss of $1,776 ($1,314, net of tax) and $1,847 ($1,367, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three months ending March 31, 2018 are $1 ($1 net of tax) and $70 ($52 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $546, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $38, included in Other assets, are consolidated in the Company's balance sheet.

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

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the Act) which made significant changes that affected the Company, primarily due to the lower U.S. Federal tax rate and the repeal of the corporate alternative minimum tax. On January 1, 2018, the Company’s federal corporate tax rate became 21%. The Company reflected the impact of this rate on its deferred tax assets and liabilities at December 31, 2017, as it was required to reflect the change in the period in which the law was enacted. The impact of this change was reflected as a net benefit of $8,076 in the income tax provision for the period ended December 31, 2017.

The Act also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits (AMT credits) would be refundable. The Company has AMT credits that are expected to be refunded between 2018 and 2021 as a result of the Act. The Company’s 2017 tax provision reflected the release of previously recorded valuation allowances against AMT credit carry-forwards of $2,594, as those credits will now be refundable, net of anticipated sequestration. The expected refundable tax credit of $2,594 is included in Other assets in the accompanying consolidated financial statements.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. No such commissions were paid for the three months ended March 31, 2018 and 2017.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2018 and 2017 were $319, and $326, respectively, of which $557 was unpaid as of March 31, 2018.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $294 and $307 for the three months ended March 31, 2018 and 2017, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2018 and 2017 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At March 31, 2018, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2018	2017
Numerator:
Net income (loss)	$(752)	$(444)
Less: Net income attributable to non-controlling interests	26	14
Net income (loss) attributable to stockholders	$(778)	$(458)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land - basic and diluted	$(0.42)	$(0.25)

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

	Three Months Ended March 31,
	2018	2017
Revenues:
Property	$1,028	$321
Agriculture	764	932
Corporate	28	--
	$1,820	$1,253

Operating income (loss):
Property	$(194)	$(185)
Agriculture	113	208
Operating income (loss)	(81)	23

Corporate	(671)	(467)

Operating loss before income taxes	$(752)	$(444)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2018 and December 31, 2017 of approximately $88 million and $88 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $31 million and $31 million, as of March 31, 2018 and December 31, 2017, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2018, the Company sold forty-seven lots at Kaanapali Coffee Farms including one lot during the first quarter of 2018 and five lots in 2017. In April 2018, an additional lot at Kaanapali Coffee Farms was sold, leaving three unsold lots. There are currently two lots under contract to sell, one during the second quarter 2018, and one during the third quarter 2018, although there is no assurance the sales will occur.

The Company does not consider the excess assets of the Pension Plan (approximately $14 million) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

The increase in accounts payable and accrued expenses at March 31, 2018 as compared to December 31, 2017 is due to the timing of submission for payment of recurring services.

The increase in sales and the related increase in cost of sales for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily due to one lot sale during the three months ended March 31, 2018 as compared to no lot sales during the three months ended March 31, 2017.

The increase in selling, general and administrative expenses for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is primarily due to an increase in amounts paid for professional services, as well as, an increase in accrual for recurring professional services.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

     Item 1.   Legal Proceedings

See Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.

     Item 1A.  Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

     Item 6   Exhibits

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ GAILEN J. HULL
By:	Gailen J. Hull, Senior Vice President
Date:	May 15, 2018