Form 10-Q
period 2018-06-30
KAANAPALI LAND LLC
filed 2018-08-13
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Yes [   ]    No [ X ]

As of August 13, 2018, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$30,650	30,565
Restricted cash	1,112	592
Property, net	62,446	64,283
Pension plan assets	14,464	14,353
Other assets	3,198	3,115
Total assets	$111,870	112,908

Liabilities
Accounts payable and accrued expenses	$485	528
Deposits and deferred gains	2,427	2,409
Deferred income taxes	11,046	11,007
Other liabilities	12,187	12,476

Total liabilities	26,145	26,420

Commitments and contingencies (Note 7)

Equity
Common stock, at 6/30/18 and 12/31/17 non par value (Shares authorized – unlimited; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive loss, net of tax	(1,262)	(1,367)
Accumulated earnings	80,466	81,754

Stockholders’ equity	84,675	85,858

Non-controlling interests	1,050	630

Total equity	85,725	86,488

Total liabilities and stockholders’ equity	$111,870	112,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Sales and rental revenues	$2,473	$1,795	$4,251	$2,886
Interest and other income	53	27	95	189
Total revenues	2,526	1,822	4,346	3,075
Cost and expenses:
Cost of sales	2,266	1,858	3,877	2,835
Selling, general and administrative	504	818	1,409	1,489
Depreciation and amortization	58	49	114	98
Total cost and expenses	2,828	2,725	5,400	4,422
Operating loss from continuing operations before income taxes	(302)	(903)	(1,054)	(1,347)

Income tax benefit	0	0	0	0

Net loss	(302)	(903)	(1,054)	(1,347)

Less: Net income (loss) attributable to non controlling interests	173	(54)	199	(40)

Net loss attributable to stockholders	$(475)	$(849)	$(1,253)	$(1,307)

Net loss per share - basic and diluted	$(0.26)	$(0.46)	$(0.68)	$(0.71)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss	$(302)	$(903)	$(1,054)	$(1,347)

Other comprehensive loss:
Net unrealized losses on pension plan assets	(71)	(19)	(142)	(39)
Other comprehensive loss, before tax	(71)	(19)	(142)	(39)

Income tax benefit related to items of other comprehensive loss	19	7	37	16
Other comprehensive loss, net of tax	(52)	(12)	(105)	(23)

Comprehensive loss	(354)	(915)	(1,159)	(1,370)

Comprehensive income (loss) attributable to non controlling interests	173	(54)	199	(40)

Comprehensive loss attributable to stockholders	$(527)	$(861)	$(1,358)	$(1,330)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(Unaudited)

(Dollars in Thousands)

	2018	2017

Net cash provided by (used in) operating activities	$748	$(19)

Net cash used in investing activities:	(329)
Property additions		(186)

Net cash provided by financing activities:
Contributions related to the LOA	186	181

Net increase (decrease) in cash and cash equivalents	605	(24)
Cash and cash equivalents and restricted cash at beginning of period	31,157	21,598

Cash and cash equivalents and restricted cash at end of period	$31,762	$21,574

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

Inventory of land held for sale, of approximately $1,446 and $3,498, representing primarily Kaanapali Coffee Farms, is included in Property, net in the consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be achieved in future periods.

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

The Company’s revenues for the six months ended June 30, 2018 that were subject to the revenue recognition ASU were as follows (in thousands):

Sales of real estate	$2,417
Coffee and other crop sales	1,434
Total	$3,851

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

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$30,650	$30,565	$20,706	$21,049
Restricted cash	1,112	592	868	549
Cash, cash equivalents and restricted cash	$31,762	$31,157	$21,574	$21,598

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2018, the Company sold forty-nine lots at Kaanapali Coffee Farms including two lots during the second quarter, one lot during the first quarter of 2018 and five lots during 2017. There is currently one lot under contract to sell during the third quarter 2018, although there is no assurance the sale will occur.

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

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2018 and December 31, 2017 of approximately $88,000 and $87,900, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$154	$151	$308	$303
Interest cost	6	11	12	22
Expected return on plan assets	(216)	(251)	(432)	(503)
Recognized net actuarial loss	71	20	142	40
Net periodic pension cost (credit)	$15	$(69)	$30	$(138)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2018 and December 31, 2017 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $14 ($9 net of tax), respectively, and unrecognized actuarial loss of $1,705 ($1,262, net of tax) and $1,847 ($1,367, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the six months ending June 30, 2018 are $1 ($1 net of tax) and $142 ($105, net of tax), respectively.

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

The Act also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits (AMT credits) would be refundable. The Company has AMT credits that are expected to be refunded between 2018 and 2021 as a result of the Act. The Company’s 2017 tax provision reflected the release of previously recorded valuation allowances against AMT credit carry-forwards of $2,686, as those credits will now be refundable, net of anticipated sequestration. The expected refundable tax credit of $2,686 is included in Other assets in the accompanying consolidated financial statements.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the three and six months ended June 30, 2018 were $12 and $12, respectively and June 30, 2017 were $12 and $12, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2018 were $364 and $683, respectively, and $333 and $659 for the three and six months ended June 30, 2017, respectively, of which $220 was unpaid as of June 30, 2018.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $218 and $512 for the three and six months ended June 30, 2018, respectively, and $307 and $614 for the three and six months ended June 30, 2017, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2018 and 2017 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At June 30, 2018, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2018	2017	2018	2017
Numerator:
Net loss	$(302)	$(903)	$(1,054)	$(1,347)
Less: Net income (loss) attributable to non controlling interests	173	(54)	199	(40)
Net loss attributable to stockholders	$(475)	$(849)	$(1,253)	$(1,307)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.26)	$(0.46)	$(0.68)	$(0.71)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Property	$1,574	$1,024	$2,602	$1,345
Agriculture	914	799	1,678	1,731
Corporate	38	(1)	66	(1)
	$2,526	$1,822	$4,346	$3,075

Operating income (loss):
Property	$(347)	$(320)	$(541)	$(505)
Agriculture	114	(43)	227	165
Operating income (loss)	(233)	(363)	(314)	(340)

Corporate	(69)	(540)	(740)	(1,007)

Operating income (loss) before income taxes	$(302)	$(903)	$(1,054)	$(1,347)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2018 and December 31, 2017 of approximately $88 million and $88 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $31 million and $31 million, as of June 30, 2018 and December 31, 2017, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2018, the Company sold forty-nine lots at Kaanapali Coffee Farms including two lots during the second quarter, one lot during the first quarter of 2018 and five lots in 2017. There is currently one lot under contract to sell during the third quarter 2018, although there is no assurance the sale will occur.

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

Property, net decreased as of June 30, 2018 due to the sale of three lots during 2018.

The increase in sales and the related increase in cost of sales for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 is primarily due to two lot sales during the three months ended June 30, 2018 as compared to one lot sale during the three months ended June 30, 2017 and three lot sales during the six months ended June 30, 2018 as compared to one lot sale during the six months ended June 30, 2017.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The principal executive officer and the principal accounting officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal accounting officer have concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	August 13, 2018