Form 10-Q
period 2018-09-30
KAANAPALI LAND LLC
filed 2018-11-13
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Yes [   ]    No [ X ]

As of November 13, 2018, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$29,602	30,565
Restricted cash	1,081	592
Property, net	62,443	64,283
Pension plan assets	14,519	14,353
Other assets	3,260	3,115
Total assets	$110,905	112,908

Liabilities
Accounts payable and accrued expenses	$351	528
Deposits and deferred gains	2,405	2,409
Deferred income taxes	11,064	11,007
Other liabilities	11,956	12,476

Total liabilities	25,776	26,420

Commitments and contingencies (Note 7)

Equity
Common stock, at 9/30/18 and 12/31/17 non par value (Shares authorized – unlimited; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive loss, net of tax	(1,210)	(1,367)
Accumulated earnings	79,751	81,754

Stockholders’ equity	84,012	85,858

Non-controlling interests	1,117	630

Total equity	85,129	86,488

Total liabilities and stockholders’ equity	$110,905	112,908

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Sales and rental revenues	$595	$9,358	$4,846	$12,244
Interest and other income	55	342	150	531
Total revenues	650	9,700	4,996	12,775
Cost and expenses:
Cost of sales	860	5,617	4,737	8,452
Selling, general and administrative	487	306	1,896	1,795
Depreciation and amortization	59	49	173	147
Total cost and expenses	1,406	5,972	6,806	10,394
Operating income (loss) from continuing operations before income taxes	(756)	3,728	(1,810)	2,381

Income tax benefit (expense)	--	--	--	--

Net income (loss)	(756)	3,728	(1,810)	2,381

Less: Net income (loss) attributable to non controlling interests	(37)	(37)	162	(77)

Net income (loss) attributable to stockholders	$(719)	$3,765	$(1,972)	$2,458

Net income (loss) per share - basic and diluted	$(0.39)	$2.04	$(1.07)	$1.33

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(756)	$3,728	$(1,810)	$2,381

Other comprehensive loss:
Net unrealized losses on pension plan assets	(70)	(19)	(212)	(58)
Other comprehensive loss, before tax	(70)	(19)	(212)	(58)

Income tax expense related to items of other comprehensive loss	18	8	55	23
Other comprehensive loss, net of tax	(52)	(11)	(157)	(35)

Comprehensive income (loss)	(808)	3,717	(1,967)	2,346

Comprehensive loss attributable to non controlling interests	(37)	(37)	162	(77)

Comprehensive income (loss) attributable to stockholders	$(771)	$3,754	$(2,129)	$2,423

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(Dollars in Thousands)

	2018	2017
Net cash (used in) provided by operating activities	$(383)	$8,374

Net cash used in investing activities:
Property additions	(385)	(475)
	(385)	(475)

Net cash provided by financing activities:
Contributions related to the LOA	294	258
	294	258

Net (decrease) increase in cash, cash equivalents and restricted cash	(474)	8,157
Cash, cash equivalents and restricted cash at beginning of period	31,157	21,598

Cash, cash equivalents and restricted cash at end of period	$30,683	$29,755

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

Inventory of land held for sale, of approximately $1,446 and $3,498, representing primarily Kaanapali Coffee Farms, is included in Property, net in the consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be achieved in future periods.

Cash, Cash Equivalents and Restricted Cash

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance under the Accounting Standards Codification (“ASC”) 606, Revenue from Contract with Customers, which established a single comprehensive revenue recognition model for all contracts with customers and superseded prior revenue guidance, and subsequently, it issued additional guidance that further clarified the Accounting Standards Update (“ASU”). This guidance requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. The revenue recognition ASU has implications for all revenues, excluding those that are under the specific scope of other accounting standards.

The Company’s revenues for the nine months ended September 30, 2018 that were subject to the revenue recognition ASU were as follows (in thousands):

Sales of real estate	$2,417
Coffee and other crop sales	1,805
Total	$4,222

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

In February 2016, the FASB updated ASC Topic 842 Leases (ASU 2016-02). ASU 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. In addition, the following ASUs were subsequently issued related to ASC Topic 842, all of which will be effective with ASU 2016-02:

•	In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The standard provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider its accounting for existing land easements that are not currently accounted for under the old leases standard.

•	In July 2018, the FASB issued ASU 2018-10: Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance issued in the amendments to ASU 2016-02.

•	In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary.

ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted using a modified retrospective approach. The Company continues to evaluate the effect the adoption of ASU 2016-02 will have on our consolidated financial statements. The Company believes the adoption of ASU 2016-02 will not have material impact for lease agreements where we are the lessor and we will continue to record rental revenues on a monthly basis. In addition, for leases where the Company is a lessee, the Company anticipates the adoption of this guidance will have no material impact. The Company expects to adopt this new guidance on January 1, 2019 and will continue to evaluate the impact of this guidance until it becomes effective.

In June 2016, the FASB updated ASC Topic 326 Financial Instruments – Credit Losses with ASU 2016-13 Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within that fiscal year. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, significant impact is not anticipated.

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

On January 1, 2018, the Company adopted ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This update required inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

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

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$29,602	$30,565	$29,090	$21,049
Restricted cash	1,081	592	665	549
Cash, cash equivalents and restricted cash	$30,683	$31,157	$29,755	$21,598

In January 2017, the FASB issued guidance to add the SEC Staff Announcement “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M).” The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers and the February 2016 guidance on leases. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. While the Company is currently evaluating the impact of this guidance on leases and its impact on its consolidated financial statements, significant impact is not anticipated.

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retain earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Job Act (or portion thereof) is recorded. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those financial years. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption, significant impact is not anticipated.

In August 2018, FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modified the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, significant impact is not anticipated.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping. outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders' equity as required under the new SEC guidance will be included in our Form 10-Q for the three month period ended March 31, 2019.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2018, the Company sold forty-nine lots at Kaanapali Coffee Farms including two lots during the second quarter, one lot during the first quarter of 2018 and five lots during 2017. In October 2018, an additional lot was sold, leaving one unsold lot.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties $803 is included in Deposits and deferred gains on the Company’s consolidated balance sheet. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment, included in Deposits and deferred gains on the Company’s consolidated balance sheet, can be applied to the purchase of the adjacent 18.5 acre option site. The option which initially expired in September 2017 has been extended to December 31, 2018. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health-related facilities.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2018 and December 31, 2017 of approximately $88,300 and $87,900, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$154	$151	$463	$454
Interest cost	6	11	20	34
Expected return on plan assets	(216)	(251)	(649)	(754)
Recognized net actuarial loss	71	20	212	59
Net periodic pension cost (credit)	$15	$(69)	$46	$(207)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2018 and December 31, 2017 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $14 ($9 net of tax), respectively, and unrecognized actuarial loss of $1,635 ($1,210, net of tax) and $1,847 ($1,367, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the nine months ending September 30, 2018 are $1 ($1 net of tax) and $142 ($105, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $546, included in Other liabilities and assets funding such deferred compensation liability of $38, included in Other assets, are consolidated in the Company's balance sheet.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the three and nine months ended September 30, 2018 were $0 and $12, respectively and September 30, 2017 were $0 and $12, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2018 were $237 and $920, respectively, and $323 and $982 for the three and nine months ended September 30, 2017, respectively, of which $177 was unpaid as of September 30, 2018.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $309 and $821 for the three and nine months ended September 30, 2018, respectively, and $266 and $888 for the three and nine months ended September 30, 2017, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2018 and 2017 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At September 30, 2018, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

On or about October 17, 2018, PM Land Company, LLC (“PM Land”) received a demand for arbitration of a claim allegedly involving the sale of a lot located in the Kaanapali Coffee Farms Subdivision. The purchaser of the lot seeks unspecified damages in connection with Claimant’s July 2016 purchase of the lot, allegedly on the basis that PM Land did not, among other things, fully and adequately disclose the nature, source of the chronic problems associated with alleged excessive groundwater accumulation on the property. Claimant seeks unspecified damages for, among other things, breach of contract, violation of the Uniform Land Sales Practices Act, unfair and deceptive trade practices. Claimant seeks damages in an amount to be proven at trial, and attorneys’ fees and costs. The parties are in the preliminary stages of the arbitration process and are discussing alternatives to arbitration. PM Land believes it has meritorious defenses to the claim. PM Land does not presently believe that the case will result in any material liability to PM Land; however, there are no assurances in that regard.

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

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus was completed in mid 2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, remains uncompleted. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2018	2017	2018	2017
Numerator:
Net income (loss)	$(756)	$3,728	$(1,810)	$2,381
Less: Net (loss) income attributable to non controlling interests	(37)	(37)	162	(77)
Net income (loss) attributable to stockholders	$(719)	$3,765	$(1,972)	$2,458

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share,
attributable to Kaanapali Land - basic and diluted	$(0.39)	$2.04	$(1.07)	$1.33

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Property	$102	$9,247	$2,704	$10,592
Agriculture	504	450	2,182	2,181
Corporate	44	3	110	2
	$650	$9,700	$4,996	$12,775

Operating (loss) income:
Property	$(270)	$4,067	$(811)	$3,562
Agriculture	(41)	(23)	186	142
Operating (loss) income	(311)	4,044	(625)	3,704

Corporate	(445)	(316)	(1,185)	(1,323)

Operating (loss) income before income taxes	$(756)	$3,728	$(1,810)	$2,381

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2018 and December 31, 2017 of approximately $88 million and $88 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $31 million and $31 million, as of September 30, 2018 and December 31, 2017, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2018, the Company sold forty-nine lots at Kaanapali Coffee Farms including two lots during the second quarter, one lot during the first quarter of 2018 and five lots in 2017. In October 2018, an additional lot was sold, leaving one unsold lot.

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

Property, net decreased as of September 30, 2018 due to the sale of three lots during 2018.

The decrease in sales and the related decrease in cost of sales for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 is primarily due to no lot sales during the three months ended September 30, 2018 as compared to one lot sale during the three months ended September 30, 2017 as well as the sale of the Wainee Lands that occurred during third quarter 2017, and three lot sales during the nine months ended September 30, 2018 as compared to two lot sales during the nine months ended September 30, 2017 as well as the sale of the Wainee Lands that occurred during third quarter 2017.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	November 13, 2018