Form 10-K
period 2018-12-31
KAANAPALI LAND LLC
filed 2019-03-28
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

For the fiscal year ended December 31, 2018	Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of organization or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

As of March 28, 2019, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. On April 15, 2008, the Company entered into an agreement with Stephen Lovelette ("Lovelette"), an executive vice president of the Company in charge of the Company's development activities, whereby the Company agreed to issue up to 52,000 shares of a new class of common shares (the "Class C Shares") in consideration for his services to the Company. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per Share, subject to customary antidilution adjustments. As of December 31, 2018, the Company had 1,792,613 Common shares and 52,000 Class C Shares Outstanding.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the 18.5 acre site. The option which initially expired in September 2017 has been extended to March 31, 2019. The purchaser is negotiating an extension to the option agreement. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health related facilities.

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, remains uncompleted. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1.1 million of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6.7 million toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2018, the Company sold fifty lots at Kaanapali Coffee Farms including one lot during the fourth quarter 2018, two lots during the second quarter 2018, one lot during the first quarter 2018 and five lots in 2017. In conjunction with the sale of one of the lots sold in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of approximately $440 thousand.

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

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms. The Company expects the parcel to be comprised of 61 agricultural lots that will be offered to individual buyers. Although the Company expects to market the lots beginning in the first half of 2020, various contingencies, including, but not limited to, governmental and market factors, may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Company also owned several parcels, known collectively as the "Wainee Lands", which were located in Lahaina south of the mill site. The Wainee Lands included approximately 230 acres and were classified and zoned for agricultural use and the Company would have needed to obtain land use and zoning reclassification in order to proceed with any development. Most of the Wainee Lands are included in the Maui County General Plan. In August 2017, Pioneer Mill Company, LLC, pursuant to a property sales agreement with an unrelated third party sold the Wainee Lands. The sales price was $8 million, paid in cash at closing.

Agriculture

Historic Operations. A significant portion of the Company's revenues were formerly derived from agricultural operations primarily consisting of the cultivation, milling and sale of raw sugar. The last remaining operating sugar plantation of the Company, owned by a subsidiary of Kaanapali Land, was shut down at the end of 2000.

Current Operations. Agricultural operations now consist of cultivation, milling and sale of coffee. The Company has entered into certain consulting and marketing arrangements in this regard. The Company also cultivates, harvests and sells bananas and citrus and engages in certain ranching operations.

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

Employees

At March 1, 2019, Kaanapali Land and its subsidiaries had employed 23 full time employees. Certain corporate services are provided by Pacific Trail and its affiliates. Kaanapali Land reimburses for these services and related overhead at cost.

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

Market Conditions and Competition

There are a number of factors that historically have negatively impacted Kaanapali Land's property activities, including market conditions, the difficulty in obtaining regulatory approvals, the high cost of required infrastructure and the Company's ability to maintain operating surplus in its other business segment. As a result, the planned use of many of the Company's land holdings and the ability to generate cash flow from these land holdings have become long-term in nature, and the Company has found it necessary to sell certain parcels in order to raise cash rather than realize their full economic potential through the entitlement process.

Maui's residential real estate market experienced a dramatic slow down beginning in the latter part of 2005. The international credit crisis resulted in both national and global economic downturns and had a significant adverse impact on the Hawaiian economy. Market conditions have moved in a positive direction from 2014 and to date in 2019, however, there can be no assurance that such conditions will continue. A weakening of the Maui real estate market would negatively impact the Company.

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

The Commission on Water Resource Management (“CWRM”) consists of approximately seven members appointed by the governor and confirmed by the Hawaii State Senate. CWRM assists the state as trustee of water resources pursuant to the state water code. CWRM exercises jurisdiction over land-based surface and groundwater sources and conducts water resource assessments and regulatory activities over, among other things, freshwater streams throughout Maui. Kaanapali 2020 is substantially reliant on such sources to maintain its coffee growing operations and development. CWRM is currently establishing instream flow standards for portions of Maui. Such standards can have the effect of limiting current and future use of fresh water sources like those used in the Company’s Kaanapali 2020 planning. Future CWRM standards for such streams could adversely impact the Company’s use of its water sources. If CWRM standards are promulgated adversely to the Company’s interest, such standards could have a material adverse impact on future Kaanapali 2020 development.

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

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the Company's profitability and sales. The downturn in the Asian economy, particularly the Japanese economy, has had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. Markets turned down significantly beginning in late 2005, which negatively impacted the volume of transactions completed in West Maui. The severe national and global recession had an adverse impact on the Hawaiian economy and adversely impacted the Company's pricing for its residential properties. The restricted availability of land financing continues to negatively impact the number of lot sales to date and could continue to negatively impact the lot sales in the foreseeable future. A weakening of the Maui real estate market would negatively impact the Company. Market conditions have moved in a positive direction from 2014 and to date in 2019, however, there can be no assurance that such conditions will continue.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in November 2016. In such inspections, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. The November 2016 inspection resulted in a notice of dam safety deficiency requiring certain actions needing immediate attention. The Company is in the process of addressing the action items, with the lowering of the reservoir water level the most immediate. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

Risks Relating to Agriculture

While agricultural operations are relatively insignificant to the Company's financial success, competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it may lease to third parties for the production of agricultural products. The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result. The Company remains engaged in farming, harvesting and milling operations relating to coffee orchards. The Company incurs significant risks relating to the cost of growing and maintaining the trees and producing the crop, as well as the market risk attendant to the sale of the crop. The Company is reliant on water sourced from its irrigation systems which divert water from streams and development tunnels into a system of ditches, tunnels, flumes, siphons and reservoirs. If the Company is limited in its ability to divert stream waters to its irrigation systems, by instream flow regulations of CWRM or otherwise, the result could have a negative impact on its ability to continue with its agricultural operations and development plans.

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

The coffee berry borer is native to Central Africa and has existed for some time in Central and South America. Several years ago it was discovered on the islands of Hawaii and Oahu and has since been discovered on the island of Maui. The HDOA has indicated that it has not been detected on the islands of Kauai, Molokai and Lanai.

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

As of December 31, 2018 there were approximately 645 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive annual reports or direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2018 and 2017 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Selected Financial Data

Kaanapali Land, LLC

For the years ended December 31, 2018, 2017, 2016, 2015 and 2014

(Dollars in Thousands except Per Share Amounts)

	2018	2017	2016	2015	2014
Total revenues	$6,418	$15,959	$8,393	$6,842	$19,088

Net income (loss) from continuing operations	$(2,991)	$10,323	$(16,785)	$(3,801)	$(1,386)

Net income (loss) from continuing operations attributable to stockholders	$(2,908)	$10,710	$(16,651)	$(3,522)	$(1,517)

Income (loss) from continuing operations per share – basic and diluted	$(1.58)	$5.81	$(9.03)	$(1.91)	$(0.82)

Total assets	$108,906	$112,908	$109,187	$119,377	$126,123

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2018 and 2017 of approximately $88 million and $88 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

At December 31, 2018, the Company had cash and cash equivalents of approximately $29 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

In August 2017, Pioneer Mill Company, pursuant to a property sales agreement with an unrelated third party, sold approximately 230 acres known as the “Wainee Lands”, which are located in Lahaina south of the mill site (“Wainee Sales Agreement”). The sales price was $8 million, paid in cash at closing.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the 18.5 acre site. The option which initially expired in September 2017 has been extended to March 31, 2019. The purchaser is negotiating an extension to the option agreement. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health related facilities.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2018, the Company sold fifty lots at Kaanapali Coffee Farms including one lot during the fourth quarter 2018, two lots during the second quarter 2018, one lot during the first quarter 2018 and five lots in 2017. In conjunction with the sale of one of the lots sold in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of approximately $440.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms. The Company expects the parcel to be comprised of 61 agricultural lots that will be offered to individual buyers. Although the Company expects to market the lots beginning in the first half of 2020, various contingencies, including, but not limited to, governmental and market factors, may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

2018 Compared to 2017

Property, net decreased as of December 31, 2018 due to the sale of four lots in the Kaanapali Coffee Farms during 2018.

The increase in other assets at December 31, 2018 as compared to December 31, 2017 is primarily due to a promissory note received related to a lot sale in the Kaanapali Coffee Farms during 2018.

The decrease in sales and the related decrease in cost of sales for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to the sale of the Wainee Lands that occurred during the third quarter 2017 as well as the sale of 4 lots during 2018, as compared to five lots during 2017.

2017 Compared to 2016

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

In the fourth quarter of 2016 the Company recognized non-cash accumulated other comprehensive loss, after tax, of approximately $3.5 million, a settlement loss of $20,810 ($12,694 after tax) and other comprehensive income of the same amounts.

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2018, 2017 and 2016 were 3.96%, 3.30% and 3.52%, respectively, reflecting market interest rates.

To determine the expected long-term rate of return on pension plan assets, the Company considers current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 6% long-term expected return on those assets.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP

Consolidated Balance Sheets, December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018,

    2017 and 2016

Consolidated Statements of Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Grant Thornton

Grant Thornton LLP
Grant Thornton Tower
171 N. Clark Street, Suite 200
Chicago, IL 60601
T +1 312 602 8099
F +1 312 565 4719
grantthornton.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Stockholders
Kaanapali Land, LLC

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (a Delaware limited liability company) and subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Grant Thornton LLP
U.S. member firm of Grant Thornton International Ltd

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2018 and 2017

(Dollars in Thousands, except share data)

	2018	2017
Assets
Cash and cash equivalents	$28,745	$30,565
Restricted cash	663	592
Property, net	61,758	64,283
Pension plan assets	13,971	14,353
Other assets	3,769	3,115
Total assets	$108,906	$112,908

Liabilities
Accounts payable and accrued expenses	$565	$528
Deposits and deferred gains	2,406	2,409
Deferred income taxes	10,162	11,007
Other liabilities	12,219	12,476

Total liabilities	25,352	26,420

Commitments and contingencies (Note 7)

Equity
Common stock, at 12/31/18 and 12/31/17 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2018 and 2017, Class C shares issued and outstanding 52,000 in 2018 and 2017	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(1,603)	(1,367)
Accumulated earnings	78,792	81,754

Stockholders’ equity	82,660	85,858

Non controlling interests	894	630

Total equity	83,554	86,488

Total liabilities and stockholders’ equity	$108,906	$112,908

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands except Per Share Amounts)

	2018	2017	2016
Revenues:
Sales	$6,207	$15,388	$8,105
Interest and other income	211	571	288
	6,418	15,959	8,393

Cost and expenses:
Cost of sales	6,652	11,797	7,990
Selling, general and administrative	3,282	3,079	3,878
Depreciation and amortization	237	200	248
Settlement of pension plan’s benefit obligation (before taxes)	--	--	20,810
	10,171	15,076	32,926

Operating income (loss) before income taxes	(3,753)	883	(24,533)
Income tax benefit, including $8,116 benefit in 2016 due to settlement of pension plan’s benefit obligation	762	9,440	7,748

Net income (loss)	(2,991)	10,323	(16,785)

Less: Net loss attributable to non controlling interests	(83)	(387)	(134)

Net income (loss) attributable to stockholders	$(2,908)	$10,710	$(16,651)

Net income (loss) per share – basic and diluted	$(1.58)	$5.81	$(9.03)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands except Per Share Amounts)

	2018	2017	2016
Net income (loss)	$(2,991)	$10,323	$(16,785)

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets before settlement of pension plan’s benefit obligation	(319)	146	(5,673)

Income tax benefit (expense) related to items of other comprehensive income	83	(297)	2,213
Other comprehensive loss, net of tax before settlement of pension plan’s benefit obligation	(236)	(151)	(3,460)

Other comprehensive income due to settlement of pension plan’s benefit obligation	--	--	20,810
Income tax expense related to comprehensive income due to settlement of pension plan’s benefit obligation	--	--	(8,116)

Other comprehensive income, net of tax due to settlement of pension plan’s benefit obligation	--	--	12,694

Comprehensive income (loss)	(3,227)	10,172	(7,551)

Comprehensive loss attributable to non controlling interests	(83)	(387)	(134)

Comprehensive income (loss) attributable to stockholders	$(3,144)	$10,559	$(7,417)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2015	$--	$5,471	$87,817	$(10,450)	$82,838	$588	$83,426

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(72)	--	(72)	233	161

Other comprehensive income, net of tax	--	--	--	9,234	9,234	--	9,234

Net loss	--	--	(16,651)	--	(16,651)	(134)	(16,785)

Balance at December 31, 2016	--	5,471	71,094	(1,216)	75,349	687	76,036

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(50)	--	(50)	330	280

Other comprehensive loss, net of tax	--	--	--	(151)	(151)	--	(151)

Net income (loss)	--	--	10,710	--	10,710	(387)	10,323

Balance at December 31, 2017	--	5,471	81,754	(1,367)	85,858	630	86,488

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(54)	--	(54)	347	293

Other comprehensive loss, net of tax	--	--	--	(236)	(236)	--	(236)

Net income (loss)	--	--	(2,908)	--	(2,908)	(83)	(2,991)

Balance at December 31, 2018	$--	$5,471	$78,792	$(1,603)	$82,660	$894	$83,554

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2018, 2017 and 2016

(Dollars in Thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,991)	$10,323	$(16,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from property sales	3,263	11,997	5,170
Gain on property sales	(501)	(4,748)	(951)
Pension plan assets	63	(83)	20,353
Depreciation and amortization	237	200	248
Deferred income taxes	(762)	(9,440)	(7,748)
Changes in operating assets and liabilities:
Other assets	(654)	1,774	(33)
Accounts payable, accrued expenses, deposits, deferred gains and other	(223)	(182)	(956)
Net cash provided by (used in) operating activities	(1,568)	9,841	(702)

Cash flows from investing activities:
Property additions	(474)	(562)	(423)
Net cash used in investing activities	(474)	(562)	(423)

Cash flows from financing activities:
Contributions	390	362	315
Distributions	(97)	(82)	(153)
Net cash provided by financing activities	293	280	162

Net increase (decrease) in cash and cash equivalents	(1,749)	9,559	(963)

Cash, cash equivalents and restricted cash at beginning of year	31,157	21,598	22,561

Cash, cash equivalents and restricted cash at end of year	$29,408	$31,157	$21,598

Supplemental Non-Cash Investing Activities:

Amounts included in Proceeds from property sales include promissory notes of $440, $0 and $777 at December 31, 2018, 2017 and 2016, respectively.

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

In accordance with the Plan, approximately 1,793,000 Common Shares were issued all of which remained outstanding at December 31, 2018.

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

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance is a money market fund for $5,000 that is considered to be a Level 1 investment with a maturity of 30 days. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances generally exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

The Company’s revenues for the year ended December 31, 2018 that were subject to the revenue recognition ASU were as follows (in thousands):

Sales of real estate	$3,267
Coffee and other crop sales	2,118
Total	$5,385

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

ASU 2016-02 is effective for periods beginning after December 15, 2018, with early adoption permitted using a modified retrospective approach. The adoption of ASU 2016-02 did not have a material impact for lease agreements where we are the lessor and the Company will continue to record rental revenues on a monthly basis. In addition, for leases where the Company is a lessee, the adoption of this guidance did not have a material impact. The Company elected to adopt this guidance using the modified retrospective approach on January 1, 2019 which did not result in an adjustment to the retained earnings.

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

The following table reconciles our beginning-of-period and end-of-period balances of cash, cash equivalents and restricted cash for the periods shown (in thousands):

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Cash and cash equivalents	$28,745	$30,565	$21,049	$22,112
Restricted cash	663	592	549	449
Cash, cash equivalents and restricted cash	$29,408	$31,157	$21,598	$22,561

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

In February 2018, the FASB issued ASU 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Job Act (or portion thereof) is recorded. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those financial years. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption, significant impact is not anticipated.

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

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2018, the Company sold fifty lots at Kaanapali Coffee Farms including one lot during the fourth quarter 2018, two lots during the second quarter 2018, one lot during the first quarter 2018 and five lots in 2017. In conjunction with the sale of one of the lots sold in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of approximately $440.

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

	2018	2017
Property, net:
Land	$60,854	$63,344
Buildings	1,216	1,216
Machinery and equipment	5,001	4,829
	67,071	69,389
Accumulated depreciation	(5,313)	(5,106)

Property, net	$61,758	$64,283

Inventory of land held for sale of approximately $736 and $3,498, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2018 and 2017, respectively, and is carried at the lower of cost or net realizable value. The land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Generally, no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

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

In August 2017, Pioneer Mill Company, pursuant to a property sales agreement with an unrelated third party, sold approximately 230 acres known as the “Wainee Lands”, which are located in Lahaina south of the mill site (“Wainee Sales Agreement”). The sales price was $8,000, paid in cash at closing.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the 18.5 acre site. The option which initially expired in September 2017 has been extended to March 31, 2019. The purchaser is negotiating an extension to the option agreement. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health related facilities.

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

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2018 and 2017 of approximately $88,400 and $87,900, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2018 and 2017, the Company leased various office spaces with average annual rental of approximately $11 and $33 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2018, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures and Collective Investment Funds: Valued at the closing price reported in the active market in which the mutual fund is traded, or the market value of the underlying assets.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Mutual funds	$1,500	$0	$0	$1,500
Collective investment funds	0	7,200	0	7,200
Investments in insurance companies	0	0	1,100	1,100
Cash and cash equivalents	600	0	0	600
Other	0	0	0	0
	2,100	7,200	1,100	10,400
Investments in private equity funds				2,700
Investments in partnerships				1,700
Total Pension Plan assets at fair value	$2,100	$7,200	$1,100	$14,800

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Mutual funds	$1,300	$0	$0	$1,300
Collective investment funds	0	6,700	0	6,700
Investments in insurance companies	0	0	1,100	1,100
Cash and cash equivalents	500	0	0	500
Other	100	0	0	100
	1,900	6,700	1,100	9,700
Investments in private equity funds				3,600
Investments in partnerships				1,900
Total Pension Plan assets at fair value	$1,900	$6,700	$1,100	$15,200

Changes in Level 3 Investments and Investments Measured at Net Asset Value

The following table sets forth a summary of changes in fair value of the plan's level 3 assets and assets measured at net asset value “NAV” for the year ended December 31, 2018:

	Level 3	Measured at NAV
	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,100	$1,900	$3,600	$6,600
Net earned interest and realized/unrealized gains (losses)	100	(200)	(200)	(300)
Transfers in to Level 3	--	--	--	--
Transfers from Level 3	(100)	--	--	(100)
Purchases, sales, issuances and settlements (net)	--	--	(700)	(700)

Balance, end of year	$1,100	$1,700	$2,700	$5,500

The following table sets forth a summary of changes in fair value of the plan's level 3 assets and assets measured at net asset value “NAV” for the year ended December 31, 2017:

	Level 3	Measured at NAV
	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,100	$2,000	$7,500	$10,600
Net earned interest and realized/unrealized gains (losses)	100	--	200	300
Transfers in to Level 3	--	--	--	--
Transfers from Level 3	(100)	--	--	(100)
Purchases, sales, issuances and settlements (net)	--	(100)	(4,100)	(4,200)

Balance, end of year	$1,100	$1,900	$3,600	$6,600

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2018, 2017 and 2016.

	2018	2017	2016
Benefit obligation at beginning of year	$842	$1,354	$40,034
Service cost	610	613	596
Interest cost	24	34	1,124
Actuarial (gain) loss	(580)	(816)	756
Benefits paid	(80)	(513)	(3,092)
Settlement	--	--	(38,064)
Special termination benefits	--	170	--

Accumulated and projected benefit obligation at end of year	816	842	1,354

Fair value of plan assets at beginning of year	15,195	15,478	59,374
Actual return on plan assets	(328)	230	(1,100)
Benefits paid	(80)	(513)	(3,092)
Settlement	--	--	(39,704)

Fair value of plan assets at end of year	14,787	15,195	15,478

Funded status	13,971	14,353	14,124

Unrecognized net actuarial (gain) loss	2,161	1,838	1,979
Unrecognized prior service cost	5	9	14

Prepaid pension cost	$16,137	$16,200	$16,117

At December 31, 2018, approximately 4% of the plan's assets are invested in cash, 18% in equity composite and 78% in multi-strategy composite. The allocations are within Company's target allocations in association with the Company's investment strategy.

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

The components of the net periodic pension credit for the years ended December 31, 2018, 2017 and 2016 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2018	2017	2016
Service costs	$610	$613	$596
Interest cost	24	34	1,124
Expected return on plan assets	(860)	(964)	(2,878)
Recognized net actuarial loss	285	60	696
Amortization of prior service cost	4	4	4
Loss on settlement	--	--	20,810
Loss on special termination benefits	--	170	--

Net periodic pension cost (credit)	$63	$(83)	$20,352

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2018	2017	2016
As of January 1,

Discount rate	3.30%	3.52%	4.00%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	6%

As of December 31,

Discount rate – net periodic pension credit	3.30%	3.52%	4.00%

Discount rate – accumulated benefit obligation	3.96%	3.30%	3.52%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	6%

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

There was no contribution required in 2018 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2019	$87
2020	65
2021	94
2022	52
2023	50
2024-2027	232

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2018 and 2017:

	2018 Discount Rate	2018 Salary Increase	2017 Discount Rate	2017 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$(2)	$2	$(3)	$1
Pension benefit obligation at year end	$(32)	$7	$(41)	$8

Effect of a 1% decrease on:
Net periodic pension cost	$2	$(2)	$3	$(1)
Pension benefit obligation at year end	$36	$(6)	$47	$(7)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2018:

	1% Increase	1% Decrease
Net periodic pension cost	$(143)	$143

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2018 and 2017 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $5 ($4, net of tax) and $9 ($7, net of tax), respectively, and unrecognized actuarial loss of $2,166 ($1,603, net of tax) and $1,847 ($1,367, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $429 represented in the Rabbi Trust and assets funding such deferred compensation liability of $42 are consolidated in the Company's consolidated balance sheet.

(5)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2018, 2017 and 2016 consist of:

	Current	Deferred	Total
Year ended December 31, 2018:
U.S. federal	$--	$(617)	$(617)
State	--	(145)	(145)
	$--	$(762)	$(762)

Year ended December 31, 2017:
U.S. federal	$--	$(7,625)	$(7,625)
State	--	(1,815)	(1,815)
	$--	$(9,440)	$(9,440)

Year ended December 31, 2016:
U.S. federal	$--	$(6,973)	$(6,973)
State	--	(775)	(775)
	$--	$(7,748)	$(7,748)

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

The Act also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits (AMT credits) would be refundable. The Company has AMT credits that are expected to be refunded between 2018 and 2021 as a result of the Act. The Company’s 2017 tax provision reflected the release of previously recorded valuation allowances against AMT credit carry-forwards of $2,594, as those credits will now be refundable, net of anticipated sequestration. In January 2019, the IRS announced that the AMT tax credits refund will not be subject to sequestration. The expected refundable tax credit of $2,594 is included in Other assets in the accompanying consolidated financial statements.

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

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 26 percent effective for 2018 and 35 percent effective for 2017 and prior years to pretax income from operations as a result of the following:

	2018	2017	2016
Provision at statutory rate	$(954)	$444	$(8,540)

Federal NOLs utilized	--	(1,515)	--
Federal NOLs generated	8	--	1,569

State NOLs utilized	--	(173)	--
State NOLs generated	212	--	179

Reversal of valuation allowance on AMT credits	--	(2,594)	--

Effect of Federal rate reduction	--	(5,504)	--

Other	(28)	(98)	(956)

Total	$(762)	$(9,440)	$(7,748)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2018, 2017 and 2016 are as follows:

	December 31,
	2018	2017	2016
Deferred tax assets:
Reserves related primarily to losses on divestitures	$3,301	$3,337	$5,101
Loss carryforwards	10,549	9,558	15,347
Tax credit carryforwards	--	--	2,777
Other, net	305	346	573
Total deferred tax assets	14,155	13,241	23,798
Less – valuation allowance	9,778	9,558	18,124
Total deferred tax assets	4,377	3,683	5,674

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	10,333	10,385	16,930
Prepaid pension costs	4,206	4,305	6,302
Total deferred tax liabilities	14,539	14,690	23,232
Net deferred tax liability	$10,162	$11,007	$17,558

As of December 31, 2018, the Company has a deferred tax asset related to federal net operating losses (NOLs) of $7,727, of which $6,956 has been subject to a valuation allowance. The NOLs originated in 2006 through 2017 will expire over 20 years. The NOLs originated in 2018 and later years will not expire. As of December 31, 2018, the Company has a deferred tax asset related to state NOLs of $2,822, all of which has been subject to a valuation allowance. The state NOLs expire in various years 2019 through 2035.

At December 31, 2017, the Company had reclassified a deferred tax asset relating to federal AMT credits of $2,777 from the prior year that resulted from the expected refund of those credits. Accordingly, the previously recorded valuation allowance had been released. It should be noted that the Company recorded an allowance for receivables at December 31, 2017 reflecting the anticipated 6.6% government sequestration of the refundable AMT credits. In January 2019, the IRS announced that the AMT tax credits will not be subject to sequestration. Such allowance is expected to be reversed in the first quarter of 2019. Although not anticipated to occur, a change in ownership of the Company greater than 50% could have a significant adverse effect on future utilization of net operating losses.

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2007 through 2012. The statutes of limitations with respect to the Company's taxes for 2015 through 2018 remain open, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all NOLs generated and not yet utilized are subject to adjustment by the IRS. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company may be liable could be material.

(6)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2018, 2017 and 2016 was approximately $19, $13 and $12, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2018, 2017 and 2016 were approximately $1,349, $1,313 and $1,286, respectively, of which approximately $200 was unpaid as of December 31, 2018.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1,189, $1,105 and $1,172 for the years ended December 31, 2018, 2017 and 2016, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 8 Business Segment Information. The revenue amounts have been eliminated in consolidated financial statements.

(7)       Commitments and Contingencies

At December 31, 2018, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

As a result of an administrative order issued to Oahu Sugar by the Hawaii Department of Health (“HDOH”), Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, the Environmental Protection Agency (“EPA”) issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a cleanup of the land formerly occupied by Oahu Sugar. Oahu Sugar responded to the information requests and had notified both the Navy and the EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar. Counsel for the trustee, EPA, the Navy, and for Fireman’s Fund, one of Kaanapali Land’s insurers, are exploring ways in which to conclude the Oahu Sugar bankruptcy. There are no assurances that such an agreement can be reached.

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

EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the current order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. Currently, Kaanapali and the EPA are exchanging comments relative to further studies to be performed at the site, including a possible ecological risk assessment. Kaanapali expects that after a further review, the next phase is likely a consideration of the remedial alternatives for the Site.

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

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in November 2016. To date, the DLNR cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions as well as updating important plans to address emergency events and basic operations and maintenance. The November 2016 inspection resulted in a notice of dam safety deficiency requiring certain actions needing immediate attention. The Company is in the process of addressing the action items, with the lowering of the reservoir water level the most immediate. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, remains uncompleted. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

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

	2018	2017	2016
Revenues:
Property	$3,609	$13,134	$5,678
Agriculture	2,657	2,800	2,689
Corporate	152	25	26
	$6,418	$15,959	$8,393

Operating income (loss):
Property	$(1,170)	$3,534	$(445)
Agriculture	(156)	(353)	(143)

Operating income (loss)	(1,326)	3,181	(588)
Corporate	(2,427)	(2,298)	(23,945)

Operating income (loss) from continuing operations before income taxes	$(3,753)	$883	$(24,533)

Identifiable Assets:
Property	$20,987	$21,523	$21,496
Agriculture	56,969	61,233	57,681

	77,956	82,756	79,177
Corporate	30,950	30,152	30,010

	$108,906	$112,908	$109,187

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment currently consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2018	2017	2016
Capital Expenditures:
Property	$248	$276	$234
Agriculture	226	286	189
	$474	$562	$423

Depreciation and Amortization:
Property	$54	$51	$42
Agriculture	183	149	206
Total	$237	$200	$248

(9)       Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$(2,991)	$10,323	$(16,785)

Less: Net loss attributable to non controlling interests	(83)	(387)	(134)

Net income (loss) attributable to stockholders	$(2,908)	$10,710	$(16,651)

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land – basic and diluted	$(1.58)	$5.81	$(9.03)

As of December 31, 2018, the Company had issued and outstanding 1,792,613 Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. The Class C Shares have the same rights as the Shares except that the Class C Shares will not participate in any distributions until the holders of the Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data are based on the aggregate 1,844,613 outstanding shares.

(10)       Supplementary Quarterly Data (Unaudited)

	2018
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$1,820	$2,526	$650	$1,422

Net income (loss) attributable to stockholders	$(778)	$(475)	$(719)	$(936)

Net income (loss) per Share – basic and diluted	$(0.42)	$(0.26)	$(0.39)	$(0.51)

	2017
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$1,253	$1,822	$9,700	$3,184

Net income (loss) attributable to stockholders	$(458)	$(849)	$3,765	$8,252

Net income (loss) per Share – basic and diluted	$(0.25)	$(0.46)	$2.04	$4.48

	2016
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$3,323	$1,909	$2,438	$723

Net income (loss) attributable to stockholders	$(706)	$(457)	$(391)	$(15,097)

Net income (loss) per Share – basic and diluted	$(0.38)	$(0.25)	$(0.21)	$(8.19)

(11)       Subsequent Events

In December 2018, KLM entered into a purchase, lease and remediation agreement with an unrelated third party for the sale of approximately 15 acres in Kaanapali. The agreement, which calls for a purchase price of $1,000 and has a scheduled closing date in May 2019, is subject to investigation and evaluation by the purchaser during the due diligence period. Additionally, subject to the property closing, KLM has agreed to lease to the same unrelated third party approximately 24 acres of primarily Railroad Assets, as defined, and other improvements located thereon. However, there can be no assurance that the sale and lease will be completed under the existing or any other terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the accountants during the fiscal years 2018, 2017 and 2016.

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

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2018.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of December 31, 2018, the executive officers and certain other officers of the Company were as follows:

Name	Position Held with the Company
Gary Nickele	President and Chief Executive Officer
Stephen A. Lovelette	Executive Vice President and Chief Financial Officer

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

Gary Nickele (age 66) has been Manager of KLC Land since August, 2000 and President of KLC Land and certain of its subsidiaries since February 2001. He has been the President of Kaanapali Land since May 2002. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois. Mr. Nickele's experience relative to JMB and the Company during the past five years has included overall responsibility for all legal matters, oversight of the operations of the Company, including matters relating to property development and sales and general personnel and administrative functions. During the past five years, Mr. Nickele has also been an Executive Vice President of JMB.

Stephen Lovelette (age 62) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Since June 2018, Mr. Lovelette is Chief Financial Officer of Kaanapali Land. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and its affiliates. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

In June 2018, Gailen J. Hull retired as Chief Financial Officer of Kaanapali Land and Stephen Lovelette was appointed Chief Financial Officer of Kaanapali Land.

It is currently anticipated that Stephen Lovelette will devote approximately 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependent upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Total ($)
Gary Nickele	President and	2018	120,000	15,000	N/A	135,000
	Chief Executive Officer	2017	120,000	15,000	N/A	135,000
		2016	120,000	15,000	N/A	135,000

Stephen A Lovelette	Executive Vice President and Chief Financial Officer	2018	165,000	25,000	N/A	190,000
		2017	165,000	25,000	N/A	190,000
		2016	165,000	25,000	N/A	190,000

(1)       The Company does not have a compensation committee. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

(2)       Includes CEO and all other executive officers.

(3)       Salary and bonus amounts for Messrs. Nickele and Lovelette represent the portion of total compensation allocated and charged to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

                Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Shares owned directly (81.8% of the Common Shares) (1) (2)

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen J. Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of December 31, 2018, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2018, 2017 and 2016 was approximately $19 thousand, $13 thousand and $12 thousand, respectively, all of which was paid as of December 31, 2018.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900 Financial Management Services, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the years ended December 31, 2018, 2017, and 2016 was approximately $1.3 million, $1.3 million and $1.3 million, respectively, of which approximately $200 thousand was unpaid as of December 31, 2018.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1.2 million, $1.1 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The revenue amounts have been eliminated in consolidated financial statements.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2018, 2017 and 2016 are as follows:

(1)       Audit Fees

The fees incurred for the year ended December 31, 2018, 2017 and 2016 for professional services for the audit of the Company’s consolidated financial statements were approximately $215 thousand, $215 thousand and $215 thousand.

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

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Richard Helland
By:	Richard Helland Vice President
Date:	March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Helland
By:	Richard Helland Vice President and Principal Accounting Officer
Date:	March 28, 2019

/s/ Stephen Lovelette
By:	Stephen Lovelette Executive Vice President and Chief Financial Officer
Date:	March 28, 2019

/s/ Gary Nickele
By:	Gary Nickele President and Chief Executive Officer
Date:	March 28, 2019