Form 10-K/A
period 2018-12-31
KAANAPALI LAND LLC
filed 2019-03-29
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 28, 2019, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Documents incorporated by reference: None

This registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 28, 2019 (the “Original Filing”) solely to correct the inadvertent omission during the EDGARization process of Grant Thornton LLP’s signature dated March 28, 2019 on its Report of Independent Registered Public Accounting Firm. Except as expressly set forth above, this 10-K/A does not, and does not purport to, amend, update, or restate the information in any other item of the Original Filing. Nothing within this 10-K/A has re-stated or altered the financials contained in the Original Filing in any manner. This 10-K/A does not affect the XBRL data in the Original Filing.

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

GRANT THORNTON LLP
Grant Thornton Tower
171 N. Clark Street, Suite 200
Chicago, IL 60601-3370

D +1 312 856 0200
F +1 312 565 4719

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

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

GT.COM

Grant Thornton LLP is the U.S. member firm of Grant Thornton International Ltd (GTIL). GTIL and each of its member firms are separate legal entities and are not a worldwide partnership.

GrantThornton

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

Grant Thornton LLP

We have served as the Company's auditor since 2015.

Chicago, Illinois
March 28, 2019

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