Form 10-Q
period 2019-03-31
KAANAPALI LAND LLC
filed 2019-05-14
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Yes [   ]    No [ X ]

As of May 14, 2019, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$27,762	$28,745
Restricted cash	792	663
Property, net	61,760	61,758
Pension plan assets	14,047	13,971
Other assets	3,790	3,769
Total assets	$108,151	$108,906

Liabilities
Accounts payable and accrued expenses	$803	$565
Deposits and deferred gains	2,360	2,406
Deferred income taxes	10,178	10,162
Other liabilities	12,122	12,219

Total liabilities	25,463	25,352

Commitments and contingencies (Note 7)

Equity
Common stock, at 3/31/19 and 12/31/18 non par value (Shares authorized – unlimited; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive loss, net of tax	(1,557)	(1,603)
Accumulated earnings	77,849	78,792

Stockholders’ equity	81,763	82,660

Non-controlling interests	925	894

Total equity	82,688	83,554

Total liabilities and stockholders’ equity	$108,151	$108,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Sales	$685	$1,778
Interest and other income	51	42
Total revenues	736	1,820
Cost and expenses:
Cost of sales	916	1,611
Selling, general and administrative	789	905
Depreciation and amortization	47	56
Total cost and expenses	1,752	2,572

Operating loss before income taxes	(1,016)	(752)

Income tax (expense) benefit	--	--

Net loss	(1,016)	(752)

Less: Net income (loss) attributable to non-controlling interests	(71)	26

Net loss attributable to stockholders	$(945)	$(778)

Net loss per share – basic and diluted	$(0.51)	$(0.42)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2019	2018

Net loss	$(1,016)	$(752)

Other comprehensive income:
Net unrealized gains on pension plan assets	62	70
Other comprehensive income, before tax	62	70

Income tax expense related to items of other comprehensive income	(16)	(18)
Other comprehensive income, net of tax	46	52

Comprehensive loss	(970)	(700)

Comprehensive income (loss) attributable to non-controlling interests	(71)	26

Comprehensive loss attributable to stockholders	$(899)	$(726)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2018	$--	$5,471	$78,792	$(1,603)	$82,660	$894	$83,554

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	102	104

Other comprehensive income, net of tax	--	--	--	46	46	--	46

Net loss	--	--	(945)	--	(945)	(71)	(1,016)

Balance at March 31, 2019	$--	$5,471	$77,849	$(1,557)	$81,763	$925	$82,688

	Three Months Ended March 31, 2018
	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2017	$--	$5,471	$81,754	$(1,367)	$85,858	$630	$86,488

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(7)	--	(7)	89	82

Other comprehensive income, net of tax	--	--	--	52	52	--	52

Net income (loss)	--	--	(778)	--	(778)	26	(752)

Balance at March 31, 2018	$--	$5,471	$80,969	$(1,315)	$85,125	$745	$85,870

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018

(Unaudited)

(Dollars in Thousands)

	2019	2018

Net cash provided by (used in) operating activities	$(909)	$413

Net cash used in investing activities:
Property additions	(49)	(25)
	(49)	(25)

Net cash provided by financing activities:
Contributions	104	82
	104	82

Net increase (decrease) in cash, cash equivalents and restricted cash	(854)	470
Cash, cash equivalents and restricted cash at beginning of period	29,408	31,157

Cash, cash equivalents and restricted cash at end of period	$28,554	$31,627

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

The Kaanapali Coffee Farms Lot Owners’ Association is consolidated into the accompanying consolidated financial statements. The interests of third party owners are reflected as non controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2018. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2018 Annual Report on Form 10-K.

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

Inventory of land held for sale, of approximately $736 and $736, representing primarily Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Generally no land is currently in use except for certain acreage of coffee trees which are being maintained to support the Company's land development program and miscellaneous parcels of land that have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be achieved in future periods.

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

Revenue Recognition

Revenue from real property sales is recognized at the time of closing when control of the property transfers to the customer. After closing of the sale transaction, the Company has no remaining performance obligation. When the sale does not meet the requirements for full profit recognition, all or a portion of the profit is deferred until such requirements are met.

Other revenues are recognized when control of goods or services transfers to the customers, in the amount that the Company expects to receive for the transfer of goods or provision of services.

Revenue recognition standards require entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange. The revenue recognition standards have implications for all revenues, excluding those that are under the specific scope of other accounting standards.

The Company’s revenues that were subject to revenue recognition standards for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months ended March 31,
	2019	2018
Sales of real estate	$0	$898
Coffee and other crop sales	499	655
Total	$499	$1,553

The revenue recognition standards require the use of a five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the impacted revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its sales of real estate and coffee and other crop sales.

The Company evaluated its revenue recognition policy for all revenue streams and using the five-step model, confirmed that there were no differences in the pattern of revenue recognition.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 842 Leases (ASU 2016-02). Accounting Standards Update (“ASU”) 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct incremental leasing costs. In addition, the following ASUs were subsequently issued related to ASC Topic 842, all of which are effective with ASU 2016-02:

•	In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The standard provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, does not require an organization to reconsider its accounting for existing land easements that are not currently accounted for under the old leases standard.

•	In July 2018, the FASB issued ASU 2018-10: Codification Improvements to Topic 842, Leases, which affects narrow aspects of the guidance issued in the amendments to ASU 2016-02.

•	In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. The guidance also provides an optional transition method which would allow entities to initially apply the new guidance in the period of adoption, recognizing a cumulative-effect adjustment to the opening balance of retained earnings, if necessary.

ASU 2016-02 became effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The Company has elected the practical expedients allowable under ASU 2018-01 and ASU 2018-11, which included the optional transition method permitting January 1, 2019 to be its initial application date.  The adoption of this guidance did not result in an adjustment to retained earnings.  Additionally, the Company elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts continuing a lease, the lease classification for expired or existing contracts, and initial direct costs for any existing leases.  Further, the Company elected the practical expedient regarding short-term leases, which allows lessees to elect not to apply the balance sheet recognition requirements in ASC 842 to short-term leases.  Finally, under ASC 842, lessors are required to continually assess collectability of lessee payments, and, if operating lease payments are not probable of collection, to only recognize into income the lesser of (i) straight-line rental income or (ii) lease payments received to date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases.  The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases.  During the three months ended March 31, 2019, the Company recognized approximately $156 of lease income, substantially comprised of non-variable lease payments.  During the three months ended March 31, 2019, the Company recognized $15 of lease expense, substantially comprised of non-variable lease payments.

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

In January 2017, the FASB, issued guidance to add the SEC Staff Announcement “Disclosure of the Impact that Recently Issued Accounting Standards will have on the Financial Statements of a Registrant when such Standards are Adopted in a Future Period (in accordance with Staff Accounting Bulletin Topic 11.M).” The announcement applies to the May 2014 guidance on revenue recognition from contracts with customers and the February 2016 guidance on leases. The announcement provides the SEC staff view that a registrant should evaluate certain recent accounting standards that have not yet been adopted to determine appropriate financial statement disclosures about the potential material effects of those recent accounting standards. If a registrant does not know or cannot reasonably estimate the impact that adoption of the recent accounting standards referenced in this announcement is expected to have on the financial statements, then the registrant should make a statement to that effect and consider the additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the recent accounting standards will have on the financial statements of the registrant when adopted. The Company applies this guidance in its disclosures of Recently Issued Accounting Pronouncements.

In February 2018, the FASB issued ASU 2018-02, “Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI)”. These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Job Act (or portion thereof) is recorded. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those financial years. The Company adopted this guidance on January 1, 2019, which did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments established that the disclosure requirements on the analysis of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company included this presentation of changes in stockholders' equity as required under the new SEC guidance in our Form 10-Q for the three month period ended March 31, 2019 and the comparative three month period ended March 31, 2018.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2019, the Company sold fifty lots at Kaanapali Coffee Farms including four lots during 2018. In conjunction with the sale of one lot in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of $440.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the adjacent 18.5 acre option site. The option which initially expired in September 2017 has been extended to May 31, 2019. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health-related facilities.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2019 and December 31, 2018 of approximately $88,700 and $88,400, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Service cost	$137	$154
Interest cost	7	6
Expected return on plan assets	(220)	(216)
Recognized net actuarial (gain) loss	62	71
Net periodic pension cost (credit)	$(14)	$15

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2019 and December 31, 2018 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $5 ($4 net of tax), respectively, and unrecognized actuarial loss of $2,104 ($1,557, net of tax) and $2,166 ($1,603, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three months ending March 31, 2019 are $1 ($1 net of tax) and $62 ($46 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $429, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $42, included in Other assets, are consolidated in the Company's balance sheet.

(5)  Income Taxes

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2007 through 2012 and 2014. The statutes of limitations with respect to the Company's taxes for 2015 through 2018 remain open, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all NOLs generated and not yet utilized are subject to adjustment by the IRS. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Act also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits (AMT credits) would be refundable. The Company has AMT credits that are expected to be refunded between 2018 and 2021 as a result of the Act. The Company’s 2017 tax provision reflected the release of previously recorded valuation allowances against AMT credit carry-forwards of $2,594, net of anticipated sequestration, as those credits will now be refundable. In January 2019, the IRS announced that the AMT tax credits refund will not be subject to sequestration. The expected refundable tax credit of $2,686 is included in Other assets in the accompanying consolidated financial statements.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. No such commissions were paid for the three months ended March 31, 2019 and 2018.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2019 and 2018 were $275 and $319, respectively, of which $292 was unpaid as of March 31, 2019.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $307 and $294 for the three months ended March 31, 2019 and 2018, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2019 and 2018 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At March 31, 2019, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the current order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. Kaanapali and the EPA have exchanged comments relative to further studies to be performed at the site, including a possible ecological risk assessment. Kaanapali expects that after any further review, the next phase is likely a consideration of the remedial alternatives for the Site.

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

On or about October 17, 2018, PM Land Company, LLC (“PM Land”) received a demand for arbitration of a claim allegedly involving the sale of a lot located in the Kaanapali Coffee Farms Subdivision. The purchaser of the lot seeks unspecified damages, including possible punitive damages, in connection with Claimant’s July 2016 purchase of the lot, allegedly on the basis that PM Land did not, among other things, fully and adequately disclose the nature, source of the chronic problems associated with alleged excessive groundwater accumulation on the property. Claimant seeks unspecified damages for, among other things, breach of contract, violation of the Uniform Land Sales Practices Act, unfair and deceptive trade practices. Claimant seeks damages in an amount to be proven at trial, and attorneys’ fees and costs. The parties are in the preliminary stages of the arbitration process. PM Land believes it has meritorious defenses to the claim. PM Land does not presently believe that the case will result in any material liability to PM Land; however, there are no assurances in that regard.

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

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2019	2018
Numerator:
Net loss	$(1,016)	$(752)
Less: Net income (loss) attributable to non-controlling interests	(71)	26
Net loss attributable to stockholders	$(945)	$(778)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net loss per share, attributable to Kaanapali Land - basic and diluted	$(0.51)	$(0.42)

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

	Three Months Ended March 31,
	2019	2018
Revenues:
Property	$62	$1,028
Agriculture	643	764
Corporate	31	28
	$736	$1,820

Operating income (loss):
Property	$(401)	$(194)
Agriculture	(29)	113
Operating income (loss)	(430)	(81)

Corporate	(586)	(671)

Operating loss before income taxes	$(1,016)	$(752)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10) Subsequent Events

In December 2018, KLM entered into a purchase, lease and remediation agreement with an unrelated third party for the sale of approximately 15 acres in Kaanapali. The agreement, which calls for a purchase price of $1,000 and has a scheduled closing date in July 2019, is subject to investigation and evaluation by the purchaser during the due diligence period. Additionally, subject to the property closing, KLM has agreed to lease to the same unrelated third party approximately 24 acres of primarily Railroad Assets, as defined, and other improvements located thereon. However, there can be no assurance that the sale and lease will be completed under the existing or any other terms.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2019 and December 31, 2018 of approximately $89 million and $88 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $28 million and $29 million, as of March 31, 2019 and December 31, 2018, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2019, the Company sold fifty lots at Kaanapali Coffee Farms including four lots in 2018. In conjunction with the sale of one lot in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of $440 thousand.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The Company expects the parcel to be comprised of 61 agricultural lots that will be offered to individual buyers. Upon receipt of final plat from the County, which requires a bond in the amount of the entire cost to develop KCF Mauka, the Company can presell undeveloped lots. Although the Company expects to market the lots beginning in the first half of 2020, various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the development of KCF Mauka, may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

The increase in accounts payable and accrued expenses at March 31, 2019 as compared to December 31, 2018 is due to the timing of submission for payment of recurring services.

The decrease in sales and the related decrease in cost of sales for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is primarily due to no lot sales during the three months ended March 31, 2019 as compared to one lot sale during the three months ended March 31, 2018.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.    Legal Proceedings

See Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.   Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.    Exhibits

3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 10 filed May 1, 2003 and hereby incorporated by reference.

3.2	Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 8-K filed April 21, 2008 and hereby incorporated by reference.

10.2	Restricted Share Agreement dated April 15, 2008 is filed as an exhibit to the Company's report on Form 10-Q filed August 14, 2008 and hereby incorporated by reference.

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

32.	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	May 14, 2019