Form 10-Q
period 2019-06-30
KAANAPALI LAND LLC
filed 2019-08-13
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Yes [   ]    No [ X ]

As of August 13, 2019, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$26,653	$28,745
Restricted cash	1,414	663
Property, net	61,924	61,758
Pension plan assets	14,122	13,971
Other assets	3,717	3,769
Total assets	$107,830	$108,906

Liabilities
Accounts payable and accrued expenses	$474	$565
Deposits and deferred gains	2,431	2,406
Deferred income taxes	9,841	10,162
Other liabilities	11,974	12,219

Total liabilities	24,720	25,352

Commitments and contingencies (Note 7)

Equity
Common stock, at 6/30/19 and 12/31/18 non par value (Shares authorized – unlimited; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive loss, net of tax	(1,512)	(1,603)
Accumulated earnings	77,790	78,792

Stockholders’ equity	81,749	82,660

Non-controlling interests	1,361	894

Total equity	83,110	83,554

Total liabilities and stockholders’ equity	$107,830	$108,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Sales and rental revenues	$1,895	$2,473	$2,580	$4,251
Interest and other income	62	53	113	95
Total revenues	1,957	2,526	2,693	4,346
Cost and expenses:
Cost of sales	1,065	2,266	1,981	3,877
Selling, general and administrative	922	504	1,711	1,409
Depreciation and amortization	51	58	98	114
Total cost and expenses	2,038	2,828	3,790	5,400
Operating loss from continuing operations before income taxes	(81)	(302)	(1,097)	(1,054)

Income tax benefit	354	0	354	0

Net income (loss)	273	(302)	(743)	(1,054)

Less: Net income attributable to non controlling interests	334	173	263	199

Net loss attributable to stockholders	$(61)	$(475)	$(1,006)	$(1,253)

Net loss per share - basic and diluted	$(0.03)	$(0.26)	$(0.55)	$(0.68)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$273	$(302)	$(743)	$(1,054)

Other comprehensive income:
Net unrealized gains on pension plan assets	61	71	123	142
Other comprehensive income, net of tax	61	71	123	142

Income tax expense related to items of other comprehensive income	(16)	(19)	(32)	(37)
Other comprehensive income, net of tax	45	52	91	105

Comprehensive income (loss)	318	(250)	(652)	(949)

Comprehensive income (loss) attributable to non controlling interests	334	173	263	199

Comprehensive loss attributable to stockholders	$(16)	$(423)	$(915)	$(1,148)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Six Months Ended June 30, 2019

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2018	$--	$5,471	$78,792	$(1,603)	$82,660	$894	$83,554

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	102	104

Other comprehensive income, net of tax	--	--	--	46	46	--	46

Net loss	--	--	(945)	--	(945)	(71)	(1,016)

Balance at March 31, 2019	--	5,471	77,849	(1,557)	81,763	925	82,688

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	102	104

Other comprehensive income, net of tax	--	--	--	45	45	--	45

Net income (loss)	--	--	(61)	--	(61)	334	273

Balance at June 30, 2019	$--	$5,471	$77,790	$(1,512)	$81,749	$1,361	$83,110

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Six Months Ended June 30, 2018

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2017	$--	$5,471	$81,754	$(1,367)	$85,858	$630	$86,488

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(7)	--	(7)	89	82

Other comprehensive income, net of tax	--	--	--	52	52	--	52

Net loss	--	--	(778)	--	(778)	26	(752)

Balance at March 31, 2018	--	5,471	80,969	(1,315)	85,125	745	85,870

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(28)	--	(28)	132	104

Other comprehensive income, net of tax	--	--	--	53	53	--	53

Net income (loss)	--	--	(475)	--	(475)	173	(302)

Balance at June 30, 2018	$--	$5,471	$80,466	$(1,262)	$84,675	$1,050	$85,725

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018

(Unaudited)

(Dollars in Thousands)

	2019	2018

Net cash provided by (used in) operating activities	$(1,285)	$748

Net cash used in investing activities:
Property additions	(264)	(329)

Net cash provided by financing activities:
Contributions related to the LOA	208	186

Net increase (decrease) in cash and cash equivalents	(1,341)	605
Cash and cash equivalents and restricted cash at beginning of period	29,408	31,157

Cash and cash equivalents and restricted cash at end of period	$28,067	$31,762

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

The Kaanapali Coffee Farms Lot Owners’ Association is consolidated into the accompanying consolidated financial statements. The interests of third party owners are reflected as non-controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Inventory of land held for sale, of approximately $736 and $736, representing Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as, farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance is a money market fund for $8,000 that is considered to be a Level 1 investment with a maturity of 30 days. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards for the six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Six Months ended June 30,
	2019	2018
Sales of real estate	$0	$2,417
Coffee and other crop sales	2,105	1,434
Total	$2,105	$3,851

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases.  The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases.  During the six months ended June 30, 2019, the Company recognized approximately $390 of lease income, substantially comprised of non-variable lease payments.  During the six months ended June 30, 2019, the Company recognized $42 of lease expense, substantially comprised of non-variable lease payments.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments established that the disclosure requirements on the analysis of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company included this presentation of changes in stockholders' equity as required under the new SEC guidance in our Form 10-Q for the three and six month period ended June 30, 2019 and the comparative three and six month period ended June 30, 2018.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2019, the Company sold fifty lots at Kaanapali Coffee Farms including four lots during 2018. In conjunction with the sale of one lot in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of $440.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the adjacent 18.5 acre option site. The option which initially expired in September 2017 has been extended to August 15, 2019. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health-related facilities.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2019 and December 31, 2018 of approximately $88,900 and $88,400, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$137	$154	$274	$308
Interest cost	9	6	16	12
Expected return on plan assets	(220)	(216)	(440)	(432)
Recognized net actuarial loss	61	71	123	142
Net periodic pension cost (credit)	$(13)	$15	$(27)	$30

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2019 and December 31, 2018 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $5 ($4 net of tax), respectively, and unrecognized actuarial loss of $2,042 ($1,512, net of tax) and $2,166 ($1,603, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the six months ending June 30, 2019 are $1 ($1 net of tax) and $123 ($91 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $429, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $42, included in Other assets, are consolidated in the Company's balance sheet as of June 30, 2019.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the three and six months ended June 30, 2019 were $12 and $12, respectively, and $12 and $12 for the three and six months ended June 30, 2018, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2019 and 2018 were $359 and $634, respectively, and $364 and $683, respectively, of which $313 was unpaid as of June 30, 2019.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $224 and $531 for the three and six months ended June 30, 2019, respectively, and $218 and $512 for the three and six months ended June 30, 2018, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2019 and 2018 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At June 30, 2019, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 3.5 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, remains uncompleted. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2019	2018	2019	2018
Numerator:
Net income (loss)	$273	$(302)	$(743)	$(1,054)
Less: Net income attributable to non controlling interests	334	173	263	199
Net loss attributable to stockholders	$(61)	$(475)	$(1,006)	$(1,253)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.03)	$(0.26)	$(0.55)	$(0.68)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Property	$192	$1,574	$254	$2,602
Agriculture	1,722	914	2,365	1,678
Corporate	43	38	74	66
	$1,957	$2,526	$2,693	$4,346

Operating income (loss):
Property	$(505)	$(347)	$(906)	$(541)
Agriculture	949	114	920	227
Operating income (loss)	444	(233)	14	(314)

Corporate	(525)	(69)	(1,111)	(740)

Operating income (loss) before income taxes	$(81)	$(302)	$(1,097)	$(1,054)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10) Subsequent Events

In December 2018, KLM entered into a purchase, lease and remediation agreement with an unrelated third party for the sale of approximately 15 acres in Kaanapali. The agreement called for a purchase price of $1,000 and had a scheduled closing date in July 2019. On July 17, 2019, the buyer gave notice they would not be proceeding with the purchase and pulled their deposit.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2019 and December 31, 2018 of approximately $89 million and $88 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $27 million and $29 million, as of June 30, 2019 and December 31, 2018, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2019, the Company sold fifty lots at Kaanapali Coffee Farms including four lots in 2018. In conjunction with the sale of one lot in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of $440 thousand.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and the first phase has been submitted to the County. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can presell the undeveloped lots in the first phase. Although the Company expects to market the lots in the first phase beginning in the second half of 2020, various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Commission on Water Resource Management (“CWRM”) consists of approximately seven members appointed by the governor and confirmed by the Hawaii State Senate. CWRM assists the state as trustee of water resources pursuant to the state water code. CWRM exercises jurisdiction over land-based surface sources and conducts water resource assessments and regulatory activities over, among other things, freshwater streams throughout Maui. The Company is reliant on water sourced from its irrigation systems which divert water from streams and development tunnels into a system of ditches, tunnels, flumes, siphons and reservoirs.

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

The decrease in sales and the related decrease in cost of sales for the three and six months ended June 30, 2019 as compared to the three months ended June 30, 2018 is primarily due to no lot sales during the three months ended June 30, 2019 as compared to two lot sales during the three months ended June 30, 2018 and no lot sales during the six months ended June 30, 2019 as compared to three lot sales during the six months ended June 30, 2018.

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 is primarily due to the adjustment of certain reserves.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	August 13, 2019