Form 10-Q
period 2019-09-30
KAANAPALI LAND LLC
filed 2019-11-13
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

[     ]       Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to __________

Commission file #0-50273

KAANAPALI LAND, LLC

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code: 312-915-1987

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-5 (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [ X ]

As of November 13, 2019, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$24,728	$28,745
Restricted cash	1,392	663
Property, net	62,076	61,758
Pension plan assets	14,197	13,971
Other assets	3,901	3,769
Total assets	$106,294	$108,906

Liabilities
Accounts payable and accrued expenses	$836	$565
Deposits and deferred gains	2,413	2,406
Deferred income taxes	9,373	10,162
Other liabilities	11,893	12,219

Total liabilities	24,515	25,352

Commitments and contingencies (Note 7)

Equity
Common stock, at 9/30/19 and 12/31/18 non par value (Shares authorized – unlimited; shares issued and outstanding - 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive loss, net of tax	(1,467)	(1,603)
Accumulated earnings	76,412	78,792

Stockholders’ equity	80,416	82,660

Non-controlling interests	1,363	894

Total equity	81,779	83,554

Total liabilities and stockholders’ equity	$106,294	$108,906

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Sales and rental revenues	$635	$595	$3,215	$4,846
Interest and other income	135	55	248	150
Total revenues	770	650	3,463	4,996
Cost and expenses:
Cost of sales	1,118	860	3,099	4,737
Selling, general and administrative	1,567	487	3,278	1,896
Depreciation and amortization	51	59	149	173
Total cost and expenses	2,736	1,406	6,526	6,806
Operating income (loss) from continuing operations before income taxes	(1,966)	(756)	(3,063)	(1,810)

Income tax benefit	485	--	839	--

Net loss	(1,481)	(756)	(2,224)	(1,810)

Less: Net income (loss) attributable to non controlling interests	(101)	(37)	162	162

Net loss attributable to stockholders	$(1,380)	$(719)	$(2,386)	$(1,972)

Net loss per share - basic and diluted	$(0.75)	$(0.39)	$(1.29)	$(1.07)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(1,481)	$(756)	$(2,224)	$(1,810)

Other comprehensive income:
Net unrealized gains on pension plan assets	61	70	185	212
Other comprehensive income, before tax	61	70	185	212

Income tax expense related to items of other comprehensive income	(16)	(18)	(48)	(55)
Other comprehensive income, net of tax	45	52	137	157

Comprehensive loss	(1,436)	(704)	(2,087)	(1,653)

Comprehensive income (loss) attributable to non controlling interests	(101)	(37)	162	162

Comprehensive loss attributable to stockholders	$(1,335)	$(667)	$(2,249)	$(1,815)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2019

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2018	$--	$5,471	$78,792	$(1,603)	$82,660	$894	$83,554

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	102	104

Other comprehensive income, net of tax	--	--	--	46	46	--	46

Net loss	--	--	(945)	--	(945)	(71)	(1,016)

Balance at March 31, 2019	--	5,471	77,849	(1,557)	81,763	925	82,688

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	102	104

Other comprehensive income, net of tax	--	--	--	45	45	--	45

Net income (loss)	--	--	(61)	--	(61)	334	273

Balance at June 30, 2019	--	5,471	77,790	(1,512)	81,749	1,361	83,110

Effect of consolidating Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	103	105

Other comprehensive income, net of tax	--	--	--	45	45	--	45

Net loss	--	--	(1,380)	--	(1,380)	(101)	(1,481)

Balance at September 30, 2019	$--	$5,471	$76,412	$(1,467)	$80,416	$1,363	$81,779

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2018

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2017	$--	$5,471	$81,754	$(1,367)	$85,858	$630	$86,488

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(7)	--	(7)	89	82

Other comprehensive income, net of tax	--	--	--	52	52	--	52

Net income (loss)	--	--	(778)	--	(778)	26	(752)

Balance at March 31, 2018	--	5,471	80,969	(1,315)	85,125	745	85,870

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(28)	--	(28)	132	104

Other comprehensive income, net of tax	--	--	--	53	53	--	53

Net income (loss)	--	--	(475)	--	(475)	173	(302)

Balance at June 30, 2018	--	5,471	80,466	(1,262)	84,675	1,050	85,725

Effect of con- solidating Kaanapali Coffee Farms Lot Owners’ Association	--	--	4	--	4	104	108

Other comprehensive income, net of tax	--	--	--	52	52	--	52

Net loss	--	--	(719)	--	(719)	(37)	(756)

Balance at September 30, 2018	$--	$5,471	$79,751	$(1,210)	$84,012	$1,117	$85,129

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(Dollars in Thousands)

	2019	2018

Net cash used in operating activities	$(3,134)	$(383)

Net cash used in investing activities:
Property additions	(467)	(385)
	(467)	(385)

Net cash provided by financing activities:
Contributions related to the LOA	313	294
	313	294

Net decrease in cash, cash equivalents and restricted cash	(3,288)	(474)
Cash, cash equivalents and restricted cash at beginning of period	29,408	31,157

Cash, cash equivalents and restricted cash at end of period	$26,120	$30,683

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

Inventory of land held for sale, of approximately $736 and $736, representing Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as, farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance is a money market fund for $16,500 that is considered to be a Level 1 investment with a maturity of 30 days. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards for the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Nine Months ended September 30,
	2019	2018
Sales of real estate	$0	$2,417
Coffee and other crop sales	2,527	1,805
Total	$2,527	$4,222

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases.  The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases.  During the three and nine months ended September 30, 2019, the Company recognized approximately $156 and $546, respectively, of lease income, substantially comprised of non-variable lease payments.  During the three and nine months ended September 30, 2019, the Company recognized $23 and $65, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments established that the disclosure requirements on the analysis of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company included this presentation of changes in stockholders' equity as required under the new SEC guidance in our Form 10-Q for the three and nine month period ended September 30, 2019 and the comparative three and nine month period ended September 30, 2018.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2019, the Company sold fifty lots at Kaanapali Coffee Farms including four lots during 2018. In conjunction with the sale of one lot in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of $440, included in other assets in the Company’s consolidated balance sheet.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to between $803 and $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the adjacent 18.5 acre option site. The option which initially expired in September 2017 has been extended to December 31, 2020. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health-related facilities.

In December 2018, KLM entered into a purchase, lease and remediation agreement with an unrelated third party for the sale of approximately 15 acres in Kaanapali. The agreement called for a purchase price of $1,000 and had a scheduled closing date in July 2019. On July 17, 2019, the buyer gave notice it would not be proceeding with the purchase and pulled its deposit.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2019 and December 31, 2018 of approximately $89,200 and $88,400, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$137	$154	$411	$463
Interest cost	7	6	23	20
Expected return on plan assets	(220)	(216)	(660)	(649)
Recognized net actuarial loss	61	70	185	212
Net periodic pension cost (credit)	$(15)	$14	$(41)	$46

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2019 and December 31, 2018 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1 net of tax) and $5 ($4 net of tax), respectively, and unrecognized actuarial loss of $1,981 ($1,466, net of tax) and $2,166 ($1,603, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three and nine months ending September 30, 2019 are $0 ($0 net of tax) and $1 ($1 net of tax), respectively, and $61 ($45 net of tax) and $185 ($137 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $429, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $42, included in Other assets, are consolidated in the Company's balance sheet as of September 30, 2019.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. Commissions paid for the three and nine months ended September 30, 2019 were $0 and $12, respectively, and $0 and $12 for the three and nine months ended September 30, 2018, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018 were $321 and $955, respectively, and $237 and $920, respectively, of which $309 was unpaid as of September 30, 2019.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $288 and $819 for the three and nine months ended September 30, 2019, respectively, and $309 and $821 for the three and nine months ended September 30, 2018, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The 2019 and 2018 amounts have been eliminated in consolidation.

(7)  Commitments and Contingencies

At September 30, 2019, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

On or about October 17, 2018, PM Land Company, LLC (“PM Land”) received a demand for arbitration of a claim allegedly involving the sale of a lot located in the Kaanapali Coffee Farms Subdivision. The purchaser of the lot sought unspecified damages, including possible punitive damages, in connection with Claimant’s July 2016 purchase of the lot, allegedly on the basis that PM Land did not, among other things, fully and adequately disclose the nature, source of the chronic problems associated with alleged excessive groundwater accumulation on the property. Claimant sought unspecified damages for, among other things, breach of contract, violation of the Uniform Land Sales Practices Act, unfair and deceptive trade practices. Claimant sought damages in an amount to be proven at trial, and attorneys’ fees and costs. The parties settled this matter during third quarter 2019.

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DNLR”) that DNLR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in December 2018. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level, as well as updating important plans to address emergency events and basic operations and maintenance. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. During second quarter 2019, the Company received $442 in insurance proceeds related to an insured event that occurred during the 2018 crop year. This amount has been reflected in sales and rental revenues in the Company’s consolidated financial statements.

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

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2018	2017	2018	2017
Numerator:
Net loss	$(1,481)	$(756)	$(2,224)	$(1,810)
Less: Net (loss) income attributable to non controlling interests	(101)	(37)	162	162
Net loss attributable to stockholders	$(1,380)	$(719)	$(2,386)	$(1,972)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.75)	$(0.39)	$(1.29)	$(1.07)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Property	$107	$102	$361	$2,704
Agriculture	587	504	2,952	2,182
Corporate	76	44	150	110
	$770	$650	$3,463	$4,996

Operating (loss) income:
Property	$(975)	$(270)	$(1,881)	$(811)
Agriculture	(181)	(41)	740	186
Operating (loss) income	(1,155)	(311)	(1,141)	(625)

Corporate	(810)	(445)	(1,922)	(1,185)

Operating (loss) income before income taxes	$(1,966)	$(756)	$(3,063)	$(1,810)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2019 and December 31, 2018 of approximately $89 million and $88 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $25 million and $29 million, as of September 30, 2019 and December 31, 2018, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2019, the Company sold fifty lots at Kaanapali Coffee Farms including four lots in 2018. In conjunction with the sale of one lot in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of $440 thousand, included in other assets in the Company’s consolidated balance sheet.

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

The decrease in sales and the related decrease in cost of sales for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is primarily due to no lot sales during the nine months ended September 30, 2019 as compared to three lot sales during the nine months ended September 30, 2018.

The increase in cost of sales for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 is primarily due to an increase in certain farming costs.

The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 is due to the settlement of a legal matter, an increase in legal fees related to state water issues, and an increase in consulting services related to development planning.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

See Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 1A.  Risk Factors

There has been no known material changes from risk factors as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	November 13, 2019