Form 10-K
period 2019-12-31
KAANAPALI LAND LLC
filed 2020-03-26
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T) '232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 26, 2020, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Documents incorporated by reference: None

Part I

Item 1. Business

Kaanapali Land, LLC ("Kaanapali Land" or the “Company”), a Delaware limited liability company, is the reorganized entity resulting from the Joint Plan of Reorganization of Amfac Hawaii, LLC (now known as KLC Land Company, LLC (“KLC Land”)), certain of its subsidiaries (together with KLC Land, the “KLC Debtors”) and FHT Corporation (“FHTC” and, together with the KLC Debtors, the “Debtors”) under Chapter 11 of the Bankruptcy Code, dated June 11, 2002 (as amended, the “Plan”). The Plan was filed jointly by all Debtors to consolidate each case for joint administration in the Bankruptcy Court in order to (a) permit the petitioners to present a joint reorganization plan that recognized, among other things, the common indebtedness of the debtors (i.e. the Certificate of Land Appreciation Notes (“COLAs”) and Senior Indebtedness) and (b) facilitate the overall administration of the bankruptcy proceedings. As indicated in the Plan, Kaanapali Land has elected to be taxable as a corporation.

The Plan was confirmed by the Bankruptcy Court by orders dated July 29, 2002 and October 30, 2002 (collectively, the “Order”) and became effective November 13, 2002 (the “Plan Effective Date”). During August 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed.

The Company operates in two primary business segments: (i) Property and (ii) Agriculture. The Company operates through a number of subsidiaries, each of which is owned directly or indirectly by Kaanapali Land, LLC.

KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its remaining operations. KLC Land conducts substantially all of its business through various subsidiaries. Those subsidiaries with remaining assets of significant net value include KLC Holding Corp. ("KLC"), Pioneer Mill Company, LLC ("PMCo"), Kaanapali Land Management Corp. ("KLM" formerly known as Kaanapali Development Corp.) and PM Land Company, LLC. In 2013, the Kaanapali Coffee Farms Lot Owners’ Association was consolidated with the interests of third-party owners reflected as non-controlling interests.

All dollar amounts are in thousands of dollars unless otherwise noted.

Project Planning and Development. The Company's real estate development approach, for land that it holds for development rather than investment, is designed to enhance the value of its properties in phases. In most instances, the process begins with the preparation of market and feasibility studies that consider potential uses for the property, as well as costs associated with those uses. The studies consider factors such as location, physical characteristics, demographic patterns, anticipated absorption rates, transportation, infrastructure costs, both onsite and offsite, and regulatory and environmental requirements.

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

Kaanapali 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located near to the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of residential (including workforce affordable housing), commercial, quasi-public facilities, recreation, agriculture, rural, and open space. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. A substantial portion of the Company’s Kaanapali 2020 land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. In Hawaii, the governmental entities may impose limits or controls on growth in their communities during the review and consideration of the various entitlement process mainly through restrictive conditions, including limitations on density, impact fees, infrastructure contribution, among others, all of which may materially affect utilization of the land and the costs associated with developing the land. In addition, Maui County currently requires certain percentages and levels of affordability to be included in proposed residential developments or subdivisions of land, thereby affecting the feasibility of these projects. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 land that has sufficient entitlements to commence development is the Puukolii Village development, as described below.

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

In connection with any successful petition to change any of the various land use classifications (state land use district, county community plan, county zoning) of the Kaanapali 2020 Development Plan, the Company may be required to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee/workforce housing units and to make other concessions, monetary or otherwise. The ability of the Company to perform its development activities may also be adversely affected by restrictions that may be imposed by government agencies and the surrounding communities because of inadequate public facilities, such as roads, water management areas and sewer facilities, and by local opposition to continued growth. However, as part of the Kaanapali 2020 Development Plan, the Company has included a number of community members and local government officials in the development planning process and has earned significant community support for its preliminary Kaanapali 2020 development plans. It also believes that it enjoys general local community support for its new Puukolii Mauka concept. The Company hopes that carrying on with this process will continue to generate substantial support from local government and the community for the Company's development plans.

There can be no assurance that all necessary approvals will be obtained, that modifications to those plans will not require additional approvals, or that such additional approvals will be obtained, nor can there be any assurance as to the timing of such events.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms. The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and the first phase has been submitted to the County, for subdivision approval. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the underdeveloped lots in the first phase. Although the Company expects to market the lots beginning in the second half of 2020, various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

Agriculture

Current Operations. Agricultural operations consist primarily of cultivation, milling and sale of coffee. During the late 1980s one of the Company’s subsidiaries participated in field trials with the University of Hawaii College of Tropical Agriculture & Human Resources experimenting with over 20 coffee varietals (out of approximately 300 coffee varieties) in different test plots throughout the state. As a result of the trial, four coffee varieties were found to best suited for growing in West Maui. Based on the results of the trial, in the early 1990s, The Company converted approximately 500 acres of sugar cane land for use as a commercial coffee operation. The coffee farm was shut down during the early 2000’s and brought back into production in the mid to late 2000’s and is currently in full production. The coffee farming operation includes manpower and equipment required to fertilize, prune and maintain the coffee plantations as well as equipment required to harvest and haul coffee cherry to the Company’s processing plant (the “Mill”) located on the former sugar mill site in Lahaina, Hawaii. The Company also maintains and operates a system of irrigation infrastructure including development tunnels, ditches, tunnels, siphons, flumes and reservoirs required to irrigate the Company’s agricultural operations and future planned developments with non-potable water.

The Company sells milled green coffee under the brand name Mauigrown Coffee to mostly interisland Hawaii customers, generally roasters who have retail coffee shops and also sell to grocery stores and online. Based on availability, green coffee is also shipped and sold to mainland and international customers, including roasters, dealers, and traders. Portions of the coffee farms are operated as part of the 336-acre Kaanapali Coffee Farms agricultural subdivision, in which a portion of each lot owned by homeowners is used for their single-family dwelling, while other portions are leased and contain coffee trees. The Company has entered into certain consulting and marketing agreements in this regard. The planned 295-acre, second phase of the Kaanapali Coffee Farms agricultural subdivision will be within the coffee farming area as well. The Company continues to plant additional acreage of coffee on its agricultural land not currently included in the developable lands of Kaanapali 2020.

Coffee production and yields are subject to many factors, particularity weather related factors, including rainfall and the availability of sufficient irrigation water flowing through its irrigation system. Yields may be reduced in years of drought when irrigation water and rainfall is insufficient. Reference is made to Item 1A. Risk Factors for risks relating to agriculture. The Company purchases crop insurance annually which reduces certain coffee crop production risks. The Company received crop insurance proceeds in 2019 related to losses sustained to the 2018 coffee crop due to damage incurred by two named hurricanes. Additionally, acreage under production is reduced annually by required tree pruning of approximately one quarter to one third of total coffee acreage in production.

The coffee is sold as Maui origin “specialty coffee” (as defined by the Specialty Coffee Association) as is most coffee produced in Hawaii. Hawaiian coffees generally command a higher price per pound green than many other specialty coffees produced around the world but there can be no assurance such prices will continue or that coffee prices or yields will be sufficient to cover all costs of production and sales.

In addition to the Company’s commercial coffee farming operations, the Company grows bananas, citrus, and alfalfa. The Company also has approximately 660 acres of fenced pasture for cattle grazing as well as approximately 40 acres of fenced pasture for goat grazing. The Company’s banana operation currently consists of approximately 14 acres. The bananas are sold by the Company to certain customers for distribution on Maui. KLMC also grows and sells various citrus including grapefruit and lemons. These are sold to various local venders to be sold at farmer’s markets on Maui. Although the Company realizes minor amounts of revenue relating to these agricultural operations there are certain property tax advantages with land engaged in active agriculture.

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

Employees

At March 1, 2020, Kaanapali Land and its subsidiaries had employed 26 full time employees. Certain corporate services are provided by Pacific Trail Holdings, LLC (“Pacific Trail”) and its affiliates. Pacific Trail owns in excess of 80% of the Common Shares of Kaanapali Land. Kaanapali Land reimburses for these services and related overhead at cost.

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

Maui's residential real estate market experienced a dramatic slow down beginning in the latter part of 2005. The international credit crisis resulted in both national and global economic downturns and had a significant adverse impact on the Hawaiian economy. Market conditions have moved in a positive direction from 2014 through 2019, however, there can be no assurance that such conditions will continue. A weakening of the Maui real estate market would negatively impact the Company.

There are several developers, operators, real estate companies and other owners of real estate that compete with the Company in its property business on Maui, many of which have greater resources. The number of competitive properties in a particular market could have a material adverse effect on the Company's success. In addition, many properties previously purchased from the Company by retail buyers are listed for resale and provide additional competition to the Company.

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

The Commission on Water Resource Management (“CWRM”) consists of approximately seven members appointed by the governor and confirmed by the Hawaii State Senate. CWRM assists the state as trustee of water resources pursuant to the state water code. CWRM exercises jurisdiction over land-based surface and groundwater sources and conducts water resource assessments and regulatory activities over, among other things, freshwater streams throughout Maui. Kaanapali 2020 is substantially reliant on such sources to maintain its coffee growing operations and development. CWRM is currently establishing instream flow standards for portions of Maui. Such permitting process for wells and board approvals over ground water management districts can have the effect of limiting current and future use of fresh water sources like those used in the Company’s Kaanapali 2020 planning. Future CWRM standards for such streams could adversely impact the Company’s use of its water sources. If CWRM standards are promulgated adversely to the Company’s interest, such standards could have a material adverse impact on future Kaanapali 2020 development.

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

Environmental Matters

The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to substances including asbestos related liabilities. Those laws and regulations often impose liability without regard to fault. The Company is now engaged in work at a site on the Waipio Peninsula consisting of, among other things, performing testing at the site pursuant to an order discussed in Note 7 of the consolidated financial statements. The Company believes that the cost of this work pursuant to the order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurance that the cost of remediation of the site would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. With regard to other environmental matters as generally described in the risk factors set forth below, no assurance can be given that those matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Reference is made to Item 1A. Risk Factors and Note 7 of the consolidated financial statements for a description of certain legal proceedings related to environmental conditions.

Item 1A. Risk Factors

The Company faces numerous risks and uncertainties, including those set forth below. The risks described below are not the only risks that the Company faces, nor are they listed in order of significance. New risk factors emerge from time to time and it is not possible to predict all such risk factors. Risk factors include a number of factors that could negatively impact Kaanapali Land's property activities. Any of the risks described below and potential new risks not yet identified may have a material adverse effect on the Company's success, consolidated financial position or results of operations.

Reference is made to Item 1. Business and Item 3. Legal Proceedings for an item specific detailed discussion of some of the risk factors facing Kaanapali Land, LLC.

Risks Related to Hawaiian Real Estate and Development Markets

The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Mauka), as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or pace of sales of properties or changes in costs of construction or development; increased government mandates; adverse changes in Hawaiian economic conditions, such as increased costs and availability of labor, increased costs of marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; the spread of contagious diseases, including the COVID-19 coronavirus that could negatively impact commerce generally and travel to Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; increase in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

The Company may, from time to time and to the extent economically advantageous, sell rezoned, undeveloped or partially developed parcels, such as portions of the Kaanapali 2020 Development Plan lands and/or the former Pioneer Mill site. It intends to develop the balance of its lands for residential, resort, affordable housing, limited commercial and recreational purposes. There can be no assurances that the Company will be successful in such efforts.

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the value of Company's properties and its profitability and sales. The past downturn in the Asian economy, particularly the Japanese economy, had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. Markets turned down significantly beginning in late 2005, which negatively impacted the volume of transactions completed in West Maui. The severe national and global recession had an adverse impact on the Hawaiian economy and adversely impacted the Company's pricing for its residential properties. The restricted availability of land financing negatively impacted the timing of lot sales and could continue to negatively impact lot sales in the foreseeable future as they become available. A weakening of the Maui real estate market would negatively impact the Company. Market conditions have moved in a positive direction from 2014 and through the end of 2019. However, the COVID-19 coronavirus outbreak is still evolving and it is not possible to predict its impact on current and future market conditions, and therefore, there can be no assurance that such conditions will continue.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Climate change, flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, as described in Note 7 of the consolidated financial statements, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in December 2018. In such inspections, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard. Remediation of such alleged deficiencies could result in significant and costly improvements which may be material to the Company and or reduce the operational capacity of the reservoirs.

The DLNR categorizes the reservoirs as "high hazard" under State of Hawaii Administrative Rules and State Statutes concerning dam and reservoir safety. This classification, which bears upon government oversight and reporting requirements, may increase the cost of managing and maintaining these reservoirs in a material manner.

Risks Relating to Agriculture

The Company’s primary agriculture operations is in farming, harvesting and milling operations relating to coffee orchards. The Company incurs significant risks relating to the cost of growing and maintaining the trees and producing the crop, as well as the market risk attendant to the sale of the crop. Competition in the agriculture business segment affects the prices the Company may obtain for the land and other assets it may lease to third parties for the production of agricultural products. The Company also cultivates, harvests and sells bananas and citrus and engages in certain ranching operations.

The Company’s crops are subject to the risks related to unusually heavy or prolonged rains and/or hurricanes, strong sustained winds, droughts, fires, disease, and insect problems. Additionally, the coffee berry borer, a tiny beetle native to Central Africa and present in most of the coffee growing regions throughout the world but not the Hawaiian Islands was discovered approximately ten years ago on the island of Hawaii and later in the coffee growing regions of Oahu and has since been discovered in certain coffee growing regions on the island of Maui. There is currently no indication of the coffee berry borer on the Company’s coffee lands. The effect of the coffee berry borer is to reduce the yield and quality of the coffee bean. Farming methods have been developed to reduce the adverse effect the beetle is having on the coffee regions on the islands of Hawaii and Oahu. The Company has been aware of the possible spread of the insect to its crops and has maintained sound farming management practices. While the Company intends to continue to utilize the best practices available, there can be no assurance that the spread of the coffee berry borer to its crops will not have a material adverse effect on its coffee operations.

The Company is reliant on water sourced from its irrigation systems which divert water from streams and development tunnels into a system of ditches, tunnels, flumes, siphons and reservoirs. If the Company is limited in its ability to divert stream waters to its irrigation systems, by instream flow regulations of CWRM or if the Company’s development tunnels and the groundwater therefrom become subject to regulation by CWRM, thereby requiring the Company to obtain water use permits and justify its withdraws and uses, the result could have a negative impact on its ability to continue with its agricultural operations and development plans.

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

Subsequent to December 31, 2019, there was a global outbreak of a new strain of coronavirus, COVID-19, which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The impact of the coronavirus on the U.S. and world economies is uncertain and could result in a world-wide economic downturn. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, including any potential negative impact to the values of its investments in real estate in Hawaii and development sales of parcels of such real estate, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Given the rapid development and fluidity of this situation, the Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

Various factors impact the desire of people to travel, particularly by air. Discretionary income and unemployment throughout the world also impact travel to Hawaii and the market for real estate. Thus, Hawaii is subject to higher risks than other portions of the United States due to its disproportionate reliance on air travel and tourism. The visitor industry is Hawaii's most important source of economic activity, accounting for a significant portion of Gross State Product. The outbreak of the COVID-19 coronavirus has materially impacted and limited the travel and tourism industry and the duration of the epidemic, which is uncertain, could trigger a prolonged adverse effect on such economic activity.

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

Item 3. Legal Proceedings

The information set forth under the “Commitments and Contingencies” section in Note 7 of Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2019 there were approximately 642 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2019 and 2018 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Selected Financial Data

Kaanapali Land, LLC

For the years ended December 31, 2019, 2018, 2017, 2016 and 2015

(Dollars in Thousands except Per Share Amounts)

	2019	2018	2017	2016	2015
Total revenues	$4,184	$6,418	$15,959	$8,393	$6,842

Net income (loss) from continuing operations	$(3,870)	$(2,991)	$10,323	$(16,785)	$(3,801)

Net income (loss) from continuing operations attributable to stockholders	$(3,627)	$(2,908)	$10,710	$(16,651)	$(3,522)

Income (loss) from continuing operations per share – basic and diluted	$(1.97)	$(1.58)	$5.81	$(9.03)	$(1.91)

Total assets	$106,158	$108,906	$112,908	$109,187	$119,377

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

In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in international, national and Hawaiian economic conditions, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, the effect of the outbreak of the COVID-19 virus, and actual versus projected timing of events all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Liquidity and Capital Resources

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2019 and 2018 of approximately $89 million and $88 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

At December 31, 2019, the Company had cash and cash equivalents of approximately $23 million which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Reference is made to Item 1 - Business, Note 7 of the consolidated financial statements and the footnotes to the financial statements. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300 million, paid in cash at closing. The agreement commits KLMC to fund up to $1,008 million, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078 million, of which $525 million was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 million option payment can be applied to the purchase of the 18.5 acre site. The option which initially expired in September 2017 has been extended to December 31, 2020. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health related facilities.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2019, the Company sold fifty lots at Kaanapali Coffee Farms including four lots in 2018 and five lots in 2017. In conjunction with the sale of one of the lots sold in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of approximately $460 thousand.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and the first phase has been submitted to the County for subdivision approval. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. Although the Company expects to market the lots in the first phase beginning in the second half of 2020, various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

The Company does not consider the excess assets of the Pension Plan (approximately $16 million) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. While these disruptions are currently expected to be temporary, there is uncertainty around the extent and duration. Therefore, while this matter could negatively and materially impact our results and financial position, the related financial impact cannot be reasonably estimated at this time and no impact is recorded in these consolidated financial statements.

Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

2019 Compared to 2018

The decrease in sales and the related decrease in cost of sales for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to no lot sales in 2019 as compared to four lots sold in 2018.

The increase in selling, general and administrative for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is due to the settlement of a legal matter, an increase in legal fees related to state water regulatory issues, and an increase in consulting services related to office and development management.

2018 Compared to 2017

The decrease in sales and the related decrease in cost of sales for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to the sale of the Wainee Lands that occurred during the third quarter 2017 as well as the sale of four lots during 2018, as compared to five lots during 2017.

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2019, 2018 and 2017 were 2.93%, 3.96% and 3.30%, respectively, reflecting market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP

Consolidated Balance Sheets, December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019,

    2018 and 2017

Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Stockholders

Kaanapali Land, LLC

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 26, 2020

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2019 and 2018

(Dollars in Thousands, except share data)

	2019	2018
Assets

Cash and cash equivalents	$23,183	$28,745
Restricted cash	1,165	663
Property, net	62,198	61,758
Pension plan assets	15,509	13,971
Other assets	4,103	3,769
Total assets	$106,158	$108,906

Liabilities

Accounts payable and accrued expenses	$812	$565
Deposits and deferred gains	2,435	2,406
Deferred income taxes	9,643	10,162
Other liabilities	11,802	12,219

Total liabilities	24,692	25,352

Commitments and contingencies (Note 7)

Equity

Common stock, at 12/31/19 and 12/31/18 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2019 and 2018, Class C shares issued and outstanding 52,000 in 2019 and 2018	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(239)	(1,603)
Accumulated earnings	75,173	78,792

Stockholders’ equity	80,405	82,660

Non-controlling interests	1,061	894

Total equity	81,466	83,554

Total liabilities and stockholders’ equity	$106,158	$108,906

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands except Per Share Amounts)

	2019	2018	2017
Revenues:
Sales	$3,815	$6,207	$15,388
Interest and other income	369	211	571
	4,184	6,418	15,959

Cost and expenses:
Cost of sales	4,471	6,652	11,797
Selling, general and administrative	4,564	3,282	3,079
Depreciation and amortization	201	237	200
	9,236	10,171	15,076

Operating income (loss) before income taxes	(5,052)	(3,753)	883
Income tax benefit	1,182	762	9,440

Net income (loss)	(3,870)	(2,991)	10,323

Less: Net loss attributable to non-controlling interests	(243)	(83)	(387)

Net income (loss) attributable to stockholders	$(3,627)	$(2,908)	$10,710

Net income (loss) per share – basic and diluted	$(1.97)	$(1.58)	$5.81

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands except Per Share Amounts)

	2019	2018	2017

Net income (loss)	$(3,870)	$(2,991)	$10,323

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets	1,844	(319)	146

Income tax benefit (expense) related to items of other comprehensive income	(480)	83	(297)

Other comprehensive income (loss), net of tax	1,364	(236)	(151)

Comprehensive income (loss)	(2,506)	(3,227)	10,172

Comprehensive loss attributable to non-controlling interests	(243)	(83)	(387)

Comprehensive income (loss) attributable to stockholders	$(2,263)	$(3,144)	$10,559

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2016	$--	$5,471	$71,094	$(1,216)	$75,349	$687	$76,036

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(50)	--	(50)	330	280

Other comprehensive loss, net of tax	--	--	--	(151)	(151)	--	(151)

Net income (loss)	--	--	10,710	--	10,710	(387)	10,323

Balance at December 31, 2017	--	5,471	81,754	(1,367)	85,858	630	86,488

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(54)	--	(54)	347	293

Other comprehensive loss, net of tax	--	--	--	(236)	(236)	--	(236)

Net income (loss)	--	--	(2,908)	--	(2,908)	(83)	(2,991)

Balance at December 31, 2018	--	5,471	78,792	(1,603)	82,660	894	83,554

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	8	--	8	410	418

Other comprehensive loss, net of tax	--	--	--	1,364	1,364	--	1,364

Net income (loss)	--	--	(3,627)	--	(3,627)	(243)	(3,870)

Balance at December 31, 2019	$--	$5,471	$75,173	$(239)	$80,405	$1,061	$81,466

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2019, 2018 and 2017

(Dollars in Thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,870)	$(2,991)	$10,323
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from property sales	--	3,263	11,997
Gain on property sales	--	(501)	(4,748)
Pension plan assets	306	63	(83)
Depreciation and amortization	201	237	200
Deferred income taxes	(1,182)	(762)	(9,440)
Changes in operating assets and liabilities:
Other assets	(151)	(654)	1,774
Accounts payable, accrued expenses, deposits, deferred gains and other	(141)	(223)	(182)
Net cash provided by (used in) operating activities	(4,837)	(1,568)	9,841

Cash flows from investing activities:
Property additions	(641)	(474)	(562)
Net cash used in investing activities	(641)	(474)	(562)

Cash flows from financing activities:
Contributions	418	390	362
Distributions	--	(97)	(82)
Net cash provided by financing activities	418	293	280

Net increase (decrease) in cash and cash equivalents	(5,060)	(1,749)	9,559

Cash, cash equivalents and restricted cash at beginning of year	29,408	31,157	21,598

Cash, cash equivalents and restricted cash at end of year	$24,348	$29,408	$31,157

Supplemental Non-Cash Investing Activities:

Amounts included in Proceeds from property sales include promissory notes of $0, $440 and $0 at December 31, 2019, 2018 and 2017, respectively.

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

There are 1,792,613 Common Shares and 52,000 Class C Shares issued, all of which are outstanding at December 31, 2019.

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

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment remains engaged in farming, harvesting and milling operations relating to coffee orchards on behalf of the applicable land owners. The Company also cultivates, harvests and sells bananas and citrus fruits and engages in certain ranching operations. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 8.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance is a money market fund for $16,000 that is considered to be a Level 1 investment with a maturity of 30 days. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances generally exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Subsequent Events

The Company has performed an evaluation of subsequent events from the date of the financial statements included in this annual report through the date of its filing with the Securities and Exchange Commission.

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

The Company’s revenues that were subject to revenue recognition standards for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	Years ended December 31,
	2019	2018
Sales of real estate	$0	$3,267
Coffee and other crop sales	2,909	2,118
Total	$2,909	$5,385

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

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 842 Leases (ASU 2016-02). Accounting Standards Update (“ASU”) 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. Subsequently, the FASB issued additional ASUs that further clarified the original ASU. The ASUs became effective for the Company on January 1, 2019. Upon adoption of the lease ASUs, the Company elected the practical expedients allowable under the ASUs, which included the optional transition method permitting January 1, 2019 to be its initial application date. The adoption of this guidance did not result in an adjustment to retained earnings. Additionally, the Company elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts continuing a lease, the lease classification for expired or existing contracts, and initial direct costs for any existing leases. Further, the Company elected the practical expedient regarding short-term leases, which allows lessees to elect not to apply the balance sheet recognition requirements in ASC 842 to short-term leases. Finally, under ASC 842, lessors are required to continually assess collectability of lessee payments, and, if operating lease payments are not probable of collection, to only recognize into income the lesser of (i) straight-line rental income or (ii) lease payments received to date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the years ended December 31, 2019 and 2018, the Company recognized approximately $738 and $661, respectively, of lease income, substantially comprised of non-variable lease payments. During the years ended December 31, 2019 and 2018, the Company recognized $79 and $39, respectively, of lease expense, substantially comprised of non-variable lease payments.

Recently Issued Accounting Pronouncements

In June 2016, the FASB updated ASC Topic 326 Financial Instruments – Credit Losses with ASU 2016-13 Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 for public companies except for smaller reporting companies, whose effective date will be periods beginning after December 15, 2022. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, significant impact is not anticipated.

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

In August 2018, FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. ASU 2018-13 modified the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This standard is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted the new disclosure requirements on January 1, 2020.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) to simplify the accounting for income taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other arears of ASC 740. This standard is effective for public companies for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption.

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2019, the Company sold fifty lots at Kaanapali Coffee Farms including four lots in 2018 and five lots in 2017. In conjunction with the sale of one of the lots sold in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of approximately $460, included in Other assets in the Company’s consolidated balance sheet.

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

	2019	2018
Property, net:
Land	$61,200	$60,854
Buildings	1,242	1,216
Machinery and equipment	5,238	5,001
	67,680	67,071
Accumulated depreciation	(5,482)	(5,313)

Property, net	$62,198	$61,758

Inventory of land held for sale of approximately $736 and $736, representing Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2019 and 2018, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (Level 2 and 3). The land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company’s land development program, as well as, farming bananas, citrus and other farm products, and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the 18.5 acre site. The option which initially expired in September 2017 has been extended to December 31, 2020. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health related facilities.

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

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2019 and 2018 of approximately $89,476 and $88,400, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2019 and 2018, the Company leased various office spaces with average annual rental of approximately $17 and $11 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2019, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

The Company does not consider the excess assets of the Pension Plan (approximately $16 million after the above noted transaction) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures and Collective Investment Funds: Valued at the closing price reported in the active market in which the mutual fund is traded, or the market value of the underlying assets.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,300	$0	$0	$2,300
Collective investment funds	0	11,500	0	11,500
Cash and cash equivalents	800	0	0	800
	3,100	11,500	0	14,600
Investments in private equity funds				1,400
Investments in partnerships				100
Total Pension Plan assets at fair value	$3,100	$11,500	$0	$16,100

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Mutual funds	$1,500	$0	$0	$1,500
Collective investment funds	0	7,200	0	7,200
Investments in insurance companies	0	0	1,100	1,100
Cash and cash equivalents	600	0	0	600
	2,100	7,200	1,100	10,400
Investments in private equity funds				2,700
Investments in partnerships				1,700
Total Pension Plan assets at fair value	$2,100	$7,200	$1,100	$14,800

Changes in Level 3 Investments and Investments Measured at Net Asset Value

The following table sets forth a summary of changes in fair value of the plan's level 3 assets and assets measured at net asset value “NAV” for the year ended December 31, 2019:

	Level 3	Measured at NAV
	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,100	$1,700	$2,700	$5,500
Net earned interest and realized/unrealized gains (losses)	100	(100)	0	0
Transfers in to Level 3	0	0	0	0
Transfers from Level 3	(1,200)	0	0	(1,200)
Purchases, sales, issuances and settlements (net)	0	(1,500)	(1,300)	(2,800)

Balance, end of year	$0	$100	$1,400	$1,500

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

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2019, 2018 and 2017.

	2019	2018	2017
Benefit obligation at beginning of year	$816	$842	$1,354
Service cost	548	610	613
Interest cost	24	24	34
Actuarial (gain) loss	(467)	(580)	(816)
Benefits paid	(31)	(80)	(513)
Settlement	(276)	--	--
Special termination benefits	0	--	170

Accumulated and projected benefit obligation at end of year	614	816	842

Fair value of plan assets at beginning of year	14,787	15,195	15,478
Actual return on plan assets	2,110	(328)	230
Benefits paid	(31)	(80)	(513)
Settlement	(743)	--	--

Fair value of plan assets at end of year	16,123	14,787	15,195

Funded status	15,509	13,971	14,353

Unrecognized net actuarial (gain) loss	321	2,161	1,838
Unrecognized prior service cost	1	5	9

Prepaid pension cost	$15,831	$16,137	$16,200

At December 31, 2019, approximately 5% of the plan's assets is invested in cash, 9% in equity composite and 86% in multi-strategy composite. The allocations are within the Company's target allocations in association with the Company's investment strategy.

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

The components of the net periodic pension credit for the years ended December 31, 2019, 2018 and 2017 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2019	2018	2017
Service costs	$548	$610	$613
Interest cost	24	24	34
Expected return on plan assets	(866)	(860)	(964)
Recognized net actuarial loss	196	285	60
Amortization of prior service cost	4	4	4
Loss on settlement	400	--	--
Loss on special termination benefits	--	--	170

Net periodic pension cost (credit)	$306	$63	$(83)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2019	2018	2017
As of January 1,

Discount rate	3.96%	3.30%	3.52%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	6%

As of December 31,

Discount rate – net periodic pension credit	3.96%	3.30%	3.52%

Discount rate – accumulated benefit obligation	2.93%	3.96%	3.30%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	6%

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

There was no contribution required in 2019 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2020	$18
2021	67
2022	15
2023	23
2024	35
2025-2028	128

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2019 and 2018:

	2019 Discount Rate	2019 Salary Increase	2018 Discount Rate	2018 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$(2)	$2	$(2)	$2
Pension benefit obligation at year end	$(25)	$8	$(32)	$7

Effect of a 1% decrease on:
Net periodic pension cost	$2	$(2)	$2	$(2)
Pension benefit obligation at year end	$30	$(8)	$36	$(6)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2019:

	1% Increase	1% Decrease
Net periodic pension cost	$(144)	$144

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2019 and 2018 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1 ($1, net of tax) and $5 ($4, net of tax), respectively, and unrecognized actuarial loss of $321 ($238, net of tax) and $2,161 ($1,599, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $410 represented in the Rabbi Trust and assets funding such deferred compensation liability of $27 are consolidated in the Company's consolidated balance sheet.

(5)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2019, 2018 and 2017 consist of:

	Current	Deferred	Total
Year ended December 31, 2019:
U.S. federal	$--	$(957)	$(957)
State	--	(225)	(225)
	$--	$(1,182)	$(1,182)

Year ended December 31, 2018:
U.S. federal	$--	$(617)	$(617)
State	--	(145)	(145)
	$--	$(762)	$(762)

Year ended December 31, 2017:
U.S. federal	$--	$(7,625)	$(7,625)
State	--	(1,815)	(1,815)
	$--	$(9,440)	$(9,440)

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

The Act also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits (AMT credits) would be refundable. The Company has AMT credits that are expected to be refunded between 2018 and 2021 as a result of the Act. The Company’s 2017 tax provision reflected the release of previously recorded valuation allowances against AMT credit carry-forwards of $2,594, net of anticipated sequestration, as those credits will now be refundable. In January 2019, the IRS announced that the AMT tax credits refund will not be subject to sequestration. The expected refundable tax credit of $2,869 is included in Other assets in the accompanying consolidated financial statements.

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

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 26 percent effective for 2019 and 2018 and 35 percent effective for 2017 and prior years to pretax income from operations as a result of the following:

	2019	2018	2017
Provision at statutory rate	$(1,250)	$(954)	$444

Federal NOLs utilized	--	--	(1,515)
Federal NOLs generated	--	8	--

State NOLs utilized	--	--	(173)
State NOLs generated	193	212	--

Reversal of valuation allowance on AMT credits	(183)	--	(2,594)

Effect of Federal rate reduction	--	--	(5,504)

Other	58	(28)	(98)

Total	$(1,182)	$(762)	$(9,440)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2019, 2018 and 2017 are as follows:

	December 31,
	2019	2018	2017
Deferred tax assets:
Reserves related primarily to losses on divestitures	$3,197	$3,301	$3,337
Loss carryforwards	11,780	10,549	9,558
Other, net	290	305	346
Total deferred tax assets	15,267	14,155	13,241
Less – valuation allowance	9,971	9,778	9,558
Total deferred tax assets	5,296	4,377	3,683

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	10,333	10,333	10,385
Prepaid pension costs	4,606	4,206	4,305
Total deferred tax liabilities	14,939	14,539	14,690
Net deferred tax liability	$9,643	$10,162	$11,007

As of December 31, 2019, the Company has a deferred tax asset related to federal net operating losses (NOLs) of $8,762, of which $6,953 has been subject to a valuation allowance. The NOLs originated in 2006 through 2017 will expire over 20 years. The NOLs originated in 2018 and later years will not expire. As of December 31, 2019, the Company has a deferred tax asset related to state NOLs of $3,018, all of which has been subject to a valuation allowance. The state NOLs expire in various years 2020 through 2035.

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

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2007 through 2012 and 2015. The statutes of limitations with respect to the Company's taxes for 2016 through 2019 remain open, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all NOLs generated and not yet utilized are subject to adjustment by the IRS. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company may be liable could be material.

(6)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2019, 2018 and 2017 was approximately $20, $19 and $13, respectively.

The Company reimburses affiliates of Pacific Trail Holdings, LLC, the owner of approximately 81.8% of the Company’s Common Shares, for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2019, 2018 and 2017 were $1,276, $1,349 and $1,313, respectively, of which approximately $280 was unpaid as of December 31, 2019.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1,297, $1,189 and $1,105 for the years ended December 31, 2019, 2018 and 2017, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 8 Business Segment Information. The revenue amounts have been eliminated in consolidated financial statements.

(7)       Commitments and Contingencies

At December 31, 2019, the Company has no material contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

Therefore, as a result of the pursuit of further action by the HDOH and EPA as described above and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code. Such filing was not expected to have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing. While it was and is not believed that any other affiliates have any responsibility for the debts of Oahu Sugar, the EPA has indicated that it intended to make a claim against Kaanapali Land as further described below, and therefore, there was and is no assurance that the Company will not incur significant costs in conjunction with such claim.

The deadline for filing proofs of claim with the bankruptcy court passed in April 2006. Prior to the deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224,000, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, the EPA and the U.S. Navy filed a joint proof of claim that seeks to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $260, and additional anticipated response costs of between approximately $2,760 and $11,450. No specific justification of these costs, or what they are purported to represent, was included in the EPA/Navy proof of claim. There were insignificant amount of assets remaining in the debtor's estate and, it was unclear whether the United States Trustee who took control of Oahu Sugar was going to take any action to contest the EPA/Navy claim, or how it was going to reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar. On December 16, 2019, the Oahu Sugar bankruptcy trustee filed its final accounting with no distribution to claimants. On December 17, 2019, the Oahu Sugar bankruptcy case was closed, and the trustee was discharged.

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

On January 21, 2020, certain asbestos claimants filed a Stay Relief Motion in the Bankruptcy Court for the Northern District of Illinois, Eastern Division, Case No. 07-12776 (“motion to lift stay”). The motion seeks the entry of an order, among other things, modifying the automatic stay in the D/C bankruptcy to permit those claimants to prosecute various lawsuits in state courts against D/C Distribution, LLC, and to recover on any judgment or settlement solely from any available insurance coverage. Various oppositions to the motion to lift stay have been filed, and the matter is set for hearing for sometime in April 2020 or such other time as is set by the court. It is not clear that the court will grant such a motion or the terms and conditions of such a motion, including limiting recovery to insurance, if such insurance exists.

The parties in the D/C and in the prior pending Oahu Sugar bankruptcy have reached out to each other to determine if there is any interest in pursuing a global settlement of the claims in the prior Oahu Sugar bankruptcy and the D/C bankruptcy insofar as the Fireman’s Fund insurance policies are concerned. Such discussions are currently taking place. There are no assurances that a settlement of all claims and controversies relating to Waipio can be reached.

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

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in December 2018. To date, the DLNR cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating important plans to address emergency events and basic operations and maintenance. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

	2019	2018	2017
Revenues:
Property	$491	$3,609	$13,134
Agriculture	3,472	2,657	2,800
Corporate	221	152	25
	$4,184	$6,418	$15,959

Operating income (loss):
Property	$(2,377)	$(1,170)	$3,534
Agriculture	356	(156)	(353)

Operating income (loss)	(2,021)	(1,326)	3,181
Corporate	(3,031)	(2,427)	(2,298)

Operating income (loss) from continuing operations before income taxes	$(5,052)	$(3,753)	$883

Identifiable Assets:
Property	$18,980	$20,987	$21,523
Agriculture	57,529	56,969	61,233

	76,509	77,956	82,756
Corporate	29,649	30,950	30,152

	$106,158	$108,906	$112,908

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment currently consists primarily of coffee operations and licensing agreements.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2019	2018	2017
Capital Expenditures:
Property	$406	$248	$276
Agriculture	235	226	286
	$641	$474	$562

Depreciation and Amortization:
Property	$57	$54	$51
Agriculture	144	183	149
Total	$201	$237	$200

(9)       Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$(3,870)	$(2,991)	$10,323

Less: Net loss attributable to non-controlling interests	(243)	(83)	(387)

Net income (loss) attributable to stockholders	$(3,627)	$(2,908)	$10,710

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land – basic and diluted	$(1.97)	$(1.58)	$5.81

As of December 31, 2019, the Company had issued and outstanding 1,792,613 Common Shares and 52,000 Class C Shares. The LLC Agreement initially provided for two classes of membership interests, Class A Shares and Class B Shares, which had substantially identical rights and economic value under the LLC Agreement; except that holders of Class A Shares were represented by a "Class A Representative" who was required to approve certain transactions proposed by Kaanapali Land before they could be undertaken. Class B Shares were held by Pacific Trail and various entities and individuals that are affiliated with Pacific Trail. Class A Shares were issued under the Plan to claimants who had no such affiliation. Pursuant to the LLC Agreement, the Class A Shares and Class B Shares were automatically redesignated as Common Shares on November 15, 2007. Accordingly, the Company's Class A Shares and Class B Shares ceased to exist separately on November 15, 2007. The Class C Shares have the same rights as the Common Shares except that the

Class C Shares will not participate in any distributions until the holders of the Common Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data are based on the aggregate 1,844,613 outstanding shares.

(10)       Supplementary Quarterly Data (Unaudited)

	2019
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$736	$1,957	$770	$721

Net loss attributable to stockholders	$(945)	$(61)	$(1,380)	$(1,241)

Net loss per Share – basic and diluted	$(0.51)	$(0.03)	$(0.75)	$(0.68)

	2018
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$1,820	$2,526	$650	$1,422

Net loss attributable to stockholders	$(778)	$(475)	$(719)	$(936)

Net loss per Share – basic and diluted	$(0.42)	$(0.26)	$(0.39)	$(0.51)

	2017
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$1,253	$1,822	$9,700	$3,184

Net income (loss) attributable to stockholders	$(458)	$(849)	$3,765	$8,252

Net income (loss) per Share – basic and diluted	$(0.25)	$(0.46)	$2.04	$4.48

(11) Subsequent Events

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. While these disruptions are currently expected to be temporary, there is uncertainty around the extent and duration. Therefore, while this matter could negatively and materially impact our results and financial position, the related financial impact cannot be reasonably estimated at this time and no impact is recorded in these consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the accountants during the fiscal years 2019, 2018 and 2017.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission (“SEC”).

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

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2019.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of December 31, 2019, the executive officers and certain other officers of the Company were as follows:

Name	Position Held with the Company
Stephen A. Lovelette	Chief Executive Officer and Chief Financial Officer
Richard Helland	Vice President and Principal Accounting Officer

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

Stephen Lovelette (age 63) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Since March 2019, Mr. Lovelette has been Chief Executive Officer of Kaanapali Land and since June 2018, Mr. Lovelette has been Chief Financial Officer of Kaanapali Land. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 20 years. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and its affiliates. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

In March 2019, Gary Nickele retired as Chief Executive Officer of Kaanapali Land and Stephen Lovelette was appointed Chief Executive Officer of Kaanapali Land.

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Total ($)
Gary Nickele	President and	2019(4)	57,870	N/A	57,870
	Chief Executive Officer	2018	138,888	N/A	138,888
		2017	138,888	N/A	138,888

Stephen A. Lovelette	Chief Executive Officer and Chief Financial Officer	2019	197,789	N/A	197,789
	Executive Vice President	2018	190,816	N/A	190,816
	and Chief Financial Officer	2017	185,714	N/A	185,714

(1)       The Company does not have a compensation committee. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

(2)       Includes CEO and all other executive officers.

(3)       Salary amounts for Messrs. Nickele and Lovelette represent the portion of total compensation allocated and charged to the Company.

(4)       2019 salary amount for Mr. Nickele represents compensation prior to retirement in March 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership
Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Common Shares owned directly (81.8% of the Common Shares) (1) (2)

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Common Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen J. Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of December 31, 2019, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions and Director Independence

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2019, 2018 and 2017 was approximately $20 thousand, $19 thousand and $13 thousand, respectively, all of which was paid as of December 31, 2019.

The Company reimburses Pacific Trail and its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the years ended December 31, 2019, 2018 and 2017 were approximately $1.3 million, $1.3 million and $1.3 million, respectively, of which approximately $280 thousand was unpaid as of December 31, 2019.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The revenue amounts have been eliminated in consolidated financial statements.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services

In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2019, 2018 and 2017 are as follows:

(1)       Audit Fees

The fees incurred for the year ended December 31, 2019, 2018 and 2017 for professional services for the audit of the Company’s consolidated financial statements were approximately $220 thousand, $215 thousand and $215 thousand, respectively.

(2)       Audit Related Fees

None

(3)       Tax Fees

None

The Company has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the managing member of the Company before the service is undertaken.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.
	2.1	Order Confirming Second Amendment Joint Plan of Reorganization Dated June 1, 2002, including as an exhibit thereto, the Second Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code incorporated herein by reference the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	2.2	Second Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference from the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

	10.1	Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

	21	List of Subsidiaries

	31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

	(1)	Previously filed as exhibits to Amfac Hawaii, LLC's Registration Statement on Form S-1 (as amended) under the Securities Act of 1933 (File No. 33-24180) and hereby incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Richard Helland
By:	Richard Helland Vice President
Date:	March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Helland
By:	Richard Helland Vice President and Principal Accounting Officer
Date:	March 26, 2020

/s/ Stephen Lovelette
By:	Stephen Lovelette Chief Executive Officer and Chief Financial Officer
Date:	March 26, 2020