Form 10-Q
period 2020-03-31
KAANAPALI LAND LLC
filed 2020-05-12
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [   ]    No [ X ]

As of May 12, 2020, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$22,015	$23,183
Restricted cash	991	1,165
Property, net	62,359	62,198
Pension plan assets	15,633	15,509
Other assets	3,820	4,103
Total assets	$104,818	$106,158

Liabilities
Accounts payable and accrued expenses	$592	$812
Deposits and deferred gains	2,457	2,435
Deferred income taxes	9,397	9,643
Other liabilities	11,665	11,802

Total liabilities	24,111	24,692

Commitments and contingencies (Note 7)

Equity
Common stock, at 3/31/20 and 12/31/19 non par value (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(226)	(239)
Accumulated earnings	74,455	75,173

Stockholders’ equity	79,700	80,405

Non-controlling interests	1,007	1,061

Total equity	80,707	81,466

Total liabilities and stockholders’ equity	$104,818	$106,158

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2020 and 2019

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Sales	$873	$685
Interest and other income	127	51
Total revenues	1,000	736
Cost and expenses:
Cost of sales	927	916
Selling, general and administrative	1,048	789
Depreciation and amortization	53	47
Total cost and expenses	2,028	1,752

Operating loss before income taxes	(1,028)	(1,016)

Income tax benefit	252	--

Net loss	(776)	(1,016)

Less: Net loss attributable to non-controlling interests	(58)	(71)

Net loss attributable to stockholders	$(718)	$(945)

Net loss per share – basic and diluted	$(0.39)	$(0.51)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2020 and 2019

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019

Net loss	$(776)	$(1,016)

Other comprehensive income:
Net unrealized gains on pension plan assets	17	62
Other comprehensive income, before tax	17	62

Income tax expense related to items of other comprehensive income	(4)	(16)
Other comprehensive income, net of tax	13	46

Comprehensive loss	(763)	(970)

Comprehensive income (loss) attributable to non-controlling interests	(58)	(71)

Comprehensive loss attributable to stockholders	$(705)	$(899)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2020 and 2019

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2019	$--	$5,471	$75,173	$(239)	$80,405	$1,061	$81,466

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	0	--	0	4	4

Other comprehensive income, net of tax	--	--	--	13	13	--	13

Net loss	--	--	(718)	--	(718)	(58)	(776)

Balance at March 31, 2020	$--	$5,471	$74,455	$(226)	$79,700	$1,007	$80,707

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2018	$--	$5,471	$78,792	$(1,603)	$82,660	$894	$83,554

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	102	104

Other comprehensive income, net of tax	--	--	--	46	46	--	46

Net loss	--	--	(945)	--	(945)	(71)	(1,016)

Balance at March 31, 2019	$--	$5,471	$77,849	$(1,557)	$81,763	$925	$82,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2011

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(1,132)	$(909)

Net cash used in investing activities:
Property additions	(214)	(49)
	(214)	(49)

Net cash provided by (used in) financing activities:
Contributions	108	104
Distributions	(104)	--
	4	104

Net decrease in cash, cash equivalents and restricted cash	(1,342)	(854)
Cash, cash equivalents and restricted cash at beginning of period	24,348	29,408

Cash, cash equivalents and restricted cash at end of period	$23,006	$28,554

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

The accompanying consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessors (collectively, the “Company”), which include KLC Land and its wholly-owned subsidiaries. The Kaanapali Coffee Farms Lot Owners’ Association is consolidated into the accompanying consolidated financial statements. The interests of third-party owners are reflected as non-controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2019. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2019 Annual Report on Form 10-K.

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

Inventory of land held for sale, of approximately $736 and $736, representing Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as, farming bananas, citrus fruits and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance is a money market fund for $15,500 that is considered to be a Level 1 investment with a maturity of 30 days. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months ended March 31,
	2020	2019
Sales of real estate	$0	$0
Coffee and other crop sales	674	499
Total	$674	$499

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three months ended March 31, 2020 and 2019, the Company recognized approximately $170 and $156, respectively, of lease income, substantially comprised of non-variable lease payments. During the three months ended March 31, 2020 and 2019, the Company recognized $18 and $15, respectively, of lease expense, substantially comprised of non-variable lease payments.

Recently Issued Accounting Pronouncements

In June 2016, FASB updated ASC Topic 326 Financial Instruments – Credit Losses with ASU 2016-13 Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 for public companies except for smaller reporting companies whose effective date will be periods beginning after December 15, 2022. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no significant impact is anticipated.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740) to simplify the accounting for income taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. This standard is effective for public companies for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on our financial statements and related disclosures as well as the timing of adoption.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2020, the Company sold fifty lots at Kaanapali Coffee Farms. In conjunction with the sale of one lot, in addition to cash proceeds, the Company received a promissory note in the amount of $460, included in other assets in the Company’s consolidated balance sheet.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The commitment remains outstanding as construction of such improvements has not yet commenced on the site. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The nonrefundable $525 option payment can be applied to the purchase of the adjacent 18.5 acre option site. The option which initially expired in September 2017 has been extended to December 31, 2020. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices, and the option site is intended to be used for other medical and health-related facilities.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2020 and December 31, 2019 of approximately $89,742 and $89,476, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The Company is currently in discussions to extend the note under similar terms prior to its due date of September 30, 2020. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Service cost	$91	$137
Interest cost	5	7
Expected return on plan assets	(219)	(220)
Recognized net actuarial (gain) loss	17	62
Net periodic pension cost (credit)	$(106)	$(14)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2020 and December 31, 2019 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $1 ($1 net of tax), respectively, and unrecognized actuarial loss of $306 ($226, net of tax) and $322 ($238, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three months ending March 31, 2020 are $0 and $17 ($13 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $410, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $27, included in Other assets, are consolidated in the Company's balance sheet as of March 31, 2020.

(5)  Income Taxes

Federal tax return examinations have been completed for all years through 2005 and for the year 2013. The statutes of limitations have run for the tax years 2007 through 2012 and 2015. The statutes of limitations with respect to the Company's taxes for 2016 through 2019 remain open, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all net operating losses (“NOL”) generated and not yet utilized are subject to adjustment by the IRS. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has AMT credits that are expected to be refunded between 2019 and 2021 as a result of the Tax Cuts and Jobs Act (the “Act”). The expected refundable tax credit of $2,869 is included in Other assets in the accompanying consolidated financial statements.

The Act is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company, particularly the effect of certain limitations effective for the tax year 2018 and forward (prior losses remain subject to the prior 20 year carryover period) on the use of federal NOL carryforwards which will generally be limited to being used to offset 80% of future annual taxable income.

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. No such commissions were paid for the three months ended March 31, 2020 and 2019.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2020 and 2019 were $356 and $275, respectively, of which $329 was unpaid as of March 31, 2020.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $323 and $307 for the three months ended March 31, 2020 and 2019, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in footnote 9 Business Segment Information. The revenue amounts have been eliminated in the consolidated financial statements.

(7)  Commitments and Contingencies

At March 31, 2020, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

Material legal proceedings of the Company are described below. Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that an estimate of the range of potential loss cannot be made. Two former subsidiaries, Oahu Sugar Company, LLC (“Oahu Sugar”) and D/C Distribution Corporation (“D/C”), filed petitions for liquidation under Chapter 7 of the Bankruptcy Code in April 2005 and July 2007, respectively, as described below. On December 17, 2019, the Oahu Sugar bankruptcy case was closed. As a consequence of the Chapter 7 filing, D/C is not under control of the Company.

As a result of an administrative order issued to Oahu Sugar by the Hawaii Department of Health (“HDOH”), Order No. CH 98-001, dated January 27, 1998, Oahu Sugar was engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, the Environmental Protection Agency (“EPA”) issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a cleanup of the land formerly occupied by Oahu Sugar. Oahu Sugar responded to the information requests and had notified both the Navy and EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that would purport to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

Therefore, as a result of the pursuit of further action by the HDOH and EPA as described above and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division in April 2005, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code. Such filing did not have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing. While it was and is not believed that any other affiliates have any responsibility for the debts of Oahu Sugar, EPA made a claim against Kaanapali Land as further described below, and therefore, there was and is no assurance that the Company will not incur significant costs in conjunction with such claim.

The deadline for filing proofs of claim with the bankruptcy court passed in April 2006. Prior to the deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224,000, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, EPA and the U.S. Navy filed a joint proof of claim that seeks to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $260, and additional anticipated response costs of between approximately $2,760 and $11,450. No specific justification of these costs, or what they are purported to represent, was included in the EPA/Navy proof of claim. There was an insignificant amount of assets remaining in the debtor's estate and it was unclear whether the United States Trustee who took control of Oahu Sugar was going to take any action to contest the EPA/Navy claim, or how it was going to reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar. Counsel for the trustee, EPA, the Navy, and for Fireman’s Fund, one of Kaanapali Land’s insurers, had been exploring ways in which to conclude the Oahu Sugar bankruptcy. On December 16, 2019, the Oahu Sugar bankruptcy trustee filed its final accounting with no distribution to claimants. On December 17, 2019, the Oahu Sugar bankruptcy case was closed and the trustee was discharged.

EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and EPA, on or about September 30, 2009, EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the current order will not be material to the Company as a whole; however, in the event that EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. Kaanapali and EPA have exchanged comments relative to further studies to be performed at the site, including a possible ecological risk assessment. Kaanapali expects that after a further review, the next phase is likely a consideration of the remedial alternatives for the Site.

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

On January 21, 2020, certain asbestos claimants filed a Stay Relief Motion in the Bankruptcy Court for the Northern District of Illinois, Eastern Division, Case No. 07-12776 (“motion to lift stay”) in connection with the D/C bankruptcy proceeding. The motion seeks the entry of an order, among other things, modifying the automatic stay in the D/C bankruptcy to permit those claimants to prosecute various lawsuits in state courts against D/C Distribution, LLC, and to recover on any judgment or settlement solely from any available insurance coverage. Various oppositions to the motion to lift stay have been filed, and the matter was heard and taken under advisement in April 2020. It is not clear that the court will grant such a motion or the terms and conditions of such a motion, including limiting recovery to insurance, if such insurance exist.

The parties in the D/C and in the prior pending Oahu Sugar bankruptcy have reached out to each other to determine if there is any interest in pursuing a global settlement of the claims in the prior Oahu Sugar bankruptcy and the D/C bankruptcy insofar as the Fireman’s Fund insurance policies are concerned. Such discussions are taking place. There are no assurances that a settlement of all claims and controversies as relating to Waipio can be reached.

On or about October 17, 2018, PM Land Company, LLC (“PM Land”) received a demand for arbitration of a claim allegedly involving the sale of a lot located in the Kaanapali Coffee Farms Subdivision. The purchaser of the lot sought unspecified damages, including possible punitive damages, in connection with Claimant’s July 2016 purchase of the lot, allegedly on the basis that PM Land did not, among other things, fully and adequately disclose the nature or source of the chronic problems associated with alleged excessive groundwater accumulation on the property. Claimant sought unspecified damages for, among other things, breach of contract, violation of the Uniform Land Sales Practices Act, unfair and deceptive trade practices. Claimant sought damages in an amount to be proven at trial, and attorneys’ fees and costs. The parties settled this matter during third quarter 2019.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. Mandates from the State of Hawaii and County of Maui include temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 14 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii. Certain state mandates have been extended through May 31, 2020. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively impact the Company’s results and financial position, the related financial impact cannot be reasonably estimated at this time and no such impact is recorded in these consolidated financial statements.

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2020	2019
Numerator:
Net loss	$(776)	$(1,016)
Less: Net loss attributable to non-controlling interests	(58)	(71)
Net loss attributable to stockholders	$(718)	$(945)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net loss per share, attributable to Kaanapali Land - basic and diluted	$(0.39)	$(0.51)

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

	Three Months Ended March 31,
	2020	2019
Revenues:
Property	$150	$62
Agriculture	819	643
Corporate	31	31
	$1,000	$736

Operating income (loss):
Property	$(557)	$(401)
Agriculture	154	(29)
Operating income (loss)	(403)	(430)

Corporate	(625)	(586)

Operating loss before income taxes	$(1,028)	$(1,016)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations and licensing agreements.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Part I.  Financial Information

  Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources

General

In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in international, national and Hawaiian economic conditions, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor the effect of the outbreak of the COVID-19 virus, and actual versus projected timing of events all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2020 and December 31, 2019 of approximately $90 million and $89 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The Company is currently in discussions to extend the note under similar terms prior to its due date of September 30, 2020. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

The Company had cash and cash equivalents of approximately $22 million and $23 million, as of March 31, 2020 and December 31, 2019, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and the first phase has been submitted to the County for subdivision approval. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. Although the Company expects to market the lots in the first phase beginning in the second half of 2020, various contingencies, including, but not limited to, governmental and market factors, the availability of a bond to secure the first phase of the development and the considerable uncertainty surrounding the COVID-19 pandemic may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively and materially impact our results and financial position, the related financial impact cannot be reasonably estimated at this time. The Company continues to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

The decrease in accounts payable and accrued expenses at March 31, 2020 as compared to December 31, 2019 is due to the timing of submission for payment of recurring services.

The increase in sales for the three months ended March 30, 2020 as compared to the three months ended March 31, 2019 is primarily due to continued strong demand for the Company’s coffee and other agriculture products prior to the COVID-19 pandemic. Continued mandates including the closure of non-essential businesses and stay at home orders will negatively impact coffee sales until such mandates are lifted and possibly beyond such lifting of the mandates.

The increase in selling, general and administrative expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is due to an increase in legal fees related to state water regulatory issues, and an increase in consulting services related to office and development management.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable as Registrant is a smaller reporting company.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth under “Commitments and Contingencies” in Note 7 of the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to the risks described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Concern regarding the spread of COVID-19 has caused quarantines, business shutdowns, reduction in business activity, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability. Mandates from the State of Hawaii and County of Maui include temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 14 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii. Certain state mandates have been extended through May 31, 2020. Such uncertainty and risk may negatively impact the Company’s performance and financial results, including any potential negative impact to the values of its property holdings on Maui and future planned development and sales of parcels of such development, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Given the rapid development and fluidity of this situation, the Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	May 12, 2020