Form 10-Q
period 2020-06-30
KAANAPALI LAND LLC
filed 2020-08-13
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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
1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]    No [ X ]

As of August 13, 2020, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

2

Part I.  Financial Information

    Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$20,664	$23,183
Restricted cash	916	1,165
Property, net	62,531	62,198
Pension plan assets	15,756	15,509
Other assets	3,852	4,103
Total assets	$103,719	$106,158

Liabilities
Accounts payable and accrued expenses	$717	$812
Deposits and deferred gains	2,435	2,435
Deferred income taxes	9,050	9,643
Other liabilities	11,825	11,802

Total liabilities	24,027	24,692

Commitments and contingencies (Note 7)

Equity
Common stock, at 6/30/20 and 12/31/19 non par value (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(214)	(239)
Accumulated earnings	73,458	75,173

Stockholders’ equity	78,715	80,405

Non-controlling interests	977	1,061

Total equity	79,692	81,466

Total liabilities and equity	$103,719	$106,158

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Sales and rental revenues	$744	$1,895	$1,617	$2,580
Interest and other income	27	62	154	113
Total revenues	771	1,957	1,771	2,693
Cost and expenses:
Cost of sales	1,078	1,065	2,005	1,981
Selling, general and administrative	1,126	922	2,174	1,711
Depreciation and amortization	53	51	106	98
Total cost and expenses	2,257	2,038	4,285	3,790
Operating loss before income taxes	(1,486)	(81)	(2,514)	(1,097)

Income tax benefit	351	354	603	354

Net income (loss)	(1,135)	273	(1,911)	(743)

Less: Net income (loss) attributable to non controlling interests	(136)	334	(194)	263

Net loss attributable to stockholders	$(999)	$(61)	$(1,717)	$(1,006)

Net loss per share - basic and diluted	$(0.54)	$(0.03)	$(0.93)	$(0.55)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(1,135)	$273	$(1,911)	$(743)

Other comprehensive income:
Net unrealized gains on pension plan assets	16	61	33	123
Other comprehensive income	16	61	33	123

Income tax expense related to items of other comprehensive income	(4)	(16)	(8)	(32)
Other comprehensive income, net of tax	12	45	25	91

Comprehensive income (loss)	(1,123)	318	(1,886)	(652)

Comprehensive income (loss) attributable to non controlling interests	(136)	334	(194)	263

Comprehensive loss attributable to stockholders	$(987)	$(16)	$(1,692)	$(915)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Six Months Ended June 30, 2020

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2019	$--	$5,471	$75,173	$(239)	$80,405	$1,061	$81,466

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	-	0	--	0	4	4

Other comprehensive income, net of tax	--	--	--	13	13	--	13

Net loss	--	--	(718)	--	(718)	(58)	(776)

Balance at March 31, 2020	--	5,471	74,455	(226)	79,700	1,007	80,707

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	106	108

Other comprehensive income, net of tax	--	--	--	12	12	--	12

Net loss	--	--	(999)	--	(999)	(136)	(1,135)

Balance at June 30, 2020	$--	$5,471	$73,458	$(214)	$78,715	$977	$79,692

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

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

(Unaudited)

(Dollars in Thousands)

	2020	2019
Net cash used in operating activities	$(2,441)	$(1,285)

Net cash used in investing activities:
Property additions	(439)	(264)

Net cash provided by (used in) financing activities:
Contributions	216	208
Distributions	(104)	--
	112	208

Net decrease in cash and cash equivalents	(2,768)	(1,341)
Cash and cash equivalents and restricted cash at beginning of period	24,348	29,408

Cash and cash equivalents and restricted cash at end of period	$21,580	$28,067

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

Inventory of land held for sale, of approximately $736 and $736, representing Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as, farming bananas, citrus fruits and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance is a money market fund for $14,500 that is considered to be a Level 1 investment with a maturity of 30 days. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards for the six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Six Months ended June 30,
	2020	2019
Coffee and other crop sales	$1,208	2,105
Total	$1,208	$2,105

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and six months ended June 30, 2020, the Company recognized approximately $166 and $336, respectively, and $234 and $390 during the three and six months ended June 30, 2019, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and six months ended June 30, 2020, the Company recognized $26 and $44, respectively, and $27 and $42 during the three and six months ended June 30, 2019, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of June 30, 2020, the Company sold fifty lots at Kaanapali Coffee Farms. In conjunction with the sale of one lot, in addition to cash proceeds, the Company received a promissory note in the amount of $460, included in other assets in the Company’s consolidated balance sheet.

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

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2020 and December 31, 2019 of approximately $90,008 and $89,476, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The Company is currently in discussions to extend the note under similar terms prior to its due date of September 30, 2020. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$91	$137	$182	$274
Interest cost	4	9	9	16
Expected return on plan assets	(220)	(220)	(439)	(440)
Recognized net actuarial loss	16	61	33	123
Net periodic pension cost (credit)	$(109)	$(13)	$(215)	$(27)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2020 and December 31, 2019 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $1 ($1 net of tax), respectively, and unrecognized actuarial loss of $290 ($215, net of tax) and $322 ($238, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the six months ending June 30, 2020 are $0 and $33 ($25 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $410, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $27, included in Other assets, are consolidated in the Company's balance sheet as of June 30, 2020.

(5)  Income Taxes

The statutes of limitations with respect to the Company's taxes for 2016 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all net operating losses (“NOL”) generated and not yet utilized are subject to adjustment by the IRS. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Tax Cuts and Jobs Act (the “Act”) repealed the corporate AMT and allowed corporations to fully offset regular tax liability with AMT credits. Any remaining AMT credit amount became refundable incrementally from 2018 through 2021. The CARES Act accelerated the refund schedule, enabling the Company to claim the refund in full. The expected refundable tax credit of $2,869 is included in Other assets in the accompanying consolidated financial statements.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid unaffiliated third parties. Commissions paid for the three and six months ended June 30, 2020 were $17 and $17, respectively, and $12 and $12 for the three and six months ended June 30, 2019, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2020 and 2019 were $370 and $726, respectively, and $359 and $634, respectively, of which $370 was unpaid as of June 30, 2020.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $323 and $646 for the three and six months ended June 30, 2020, respectively, and $224 and $531 for the three and six months ended June 30, 2019, respectively. The revenue amounts have been eliminated in the consolidated financial statements.

(7)  Commitments and Contingencies

At June 30, 2020, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

On January 21, 2020, certain asbestos claimants filed a Stay Relief Motion in the Bankruptcy Court for the Northern District of Illinois, Eastern Division, Case No. 07-12776 (“motion to lift stay”) in connection with the D/C bankruptcy proceeding. The motion seeks the entry of an order, among other things, modifying the automatic stay in the D/C bankruptcy to permit those claimants to prosecute various lawsuits in state courts against D/C Distribution, LLC, and to recover on any judgment or settlement solely from any available insurance coverage. Various oppositions to the motion to lift stay have been filed, and the matter was heard and taken under advisement in April 2020. On July 21, 2020, the bankruptcy court issued an order granting the motion to lift stay to permit the movants to pursue their claims and to recover any judgment or settlement from and to the extent of any available insurance coverage of D/C Distribution, LLC, only.

The parties in the D/C and in the prior pending Oahu Sugar bankruptcy have reached out to each other to determine if there is any interest in pursuing settlements of the claims in the prior Oahu Sugar bankruptcy and the D/C bankruptcy insofar as the Fireman’s Fund insurance policies are concerned. Such discussions are taking place. There are no assurances that a settlement of any or all claims and controversies as relating to Waipio can be reached.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. Mandates from the State of Hawaii and County of Maui include temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 14 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii. Certain state mandates have been extended through August 31, 2020. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively impact the Company’s results and financial position, the related financial impact cannot be reasonably estimated at this time and no such impact is recorded in these consolidated financial statements.

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(1,135)	$273	$(1,911)	$(743)
Less: Net income attributable to non controlling interests	(136)	334	(194)	263
Net loss attributable to stockholders	$(999)	$(61)	$(1,717)	$(1,006)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.54)	$(0.03)	$(0.93)	$(0.55)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Property	$96	$192	$246	$254
Agriculture	671	1,722	1,490	2,365
Corporate	4	43	35	74
	$771	$1,957	$1,771	$2,693

Operating income (loss):
Property	$(488)	$(505)	$(1,045)	$(906)
Agriculture	(124)	949	30	920
Operating income (loss)	(612)	444	(1,015)	14

Corporate	(874)	(525)	(1,499)	(1,111)

Operating income (loss) before income taxes	$(1,486)	$(81)	$(2,514)	$(1,097)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2020, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2020 and December 31, 2019 of approximately $90 million and $89 million, respectively. The interest rate currently is 1.19% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The Company is currently in discussions to extend the note under similar terms prior to its due date of September 30, 2020. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

The Company had cash and cash equivalents of approximately $21 million and $23 million, as of June 30, 2020 and December 31, 2019, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

The decrease in sales for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 is primarily due to the negative impact on coffee sales due to continued mandates including restrictions on travel, both inter-island and trans-Pacific arrivals to the Hawaiian islands, and other mandates negatively impacting business and the economy in Hawaii related to the COVID-19 pandemic.

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 is due to an increase in legal fees related to state water regulatory issues, and an increase in consulting services related to office and development management.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Concern regarding the spread of COVID-19 has caused quarantines, business shutdowns, reduction in business activity, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability. Mandates from the State of Hawaii and County of Maui include temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 14 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii. In July, the Governor announced that the launch of the state’s pre-travel testing program was delayed by a month to September 1, 2020. The Governor also announced the extension of Hawaii’s 14-day quarantine on trans-Pacific travel to the end of August. This quarantine for out-of-state arrivals into Hawaii remains in effect unless terminated or extended by a separate proclamation. In July the 14-day quarantine of persons traveling inter-island was lifted. The Governor has reinstituted the mandatory 14-day quarantine for any travel between islands other than arrival on Oahu. The quarantine mandates include persons traveling from Maui to Hawaii Island or Kauai, as well as persons traveling to and from Molokai and Lanai. This takes effect on August 11, 2020 and remains in effect through August 31, 2020 unless terminated or extended by a separate proclamation. Such uncertainty and risk may negatively impact the Company’s performance and financial results, including any potential negative impact to the values of its property holdings on Maui and future planned development and sales of parcels of such development, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Given the rapid development and fluidity of this situation, the Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	August 13, 2020

