Form 10-Q
period 2020-09-30
KAANAPALI LAND LLC
filed 2020-11-12
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Yes [   ]    No [ X ]

As of November 12, 2020, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$18,761	$23,183
Restricted cash	876	1,165
Property, net	62,521	62,198
Pension plan assets	15,880	15,509
Other assets	4,021	4,103
Total assets	$102,059	$106,158

Liabilities
Accounts payable and accrued expenses	$560	$812
Deposits and deferred gains	2,411	2,435
Deferred income taxes	8,803	9,643
Other liabilities	11,509	11,802

Total liabilities	23,283	24,692

Commitments and contingencies (Note 7)

Equity
Common stock, at 9/30/20 and 12/31/19 non par value (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	(203)	(239)
Accumulated earnings	72,749	75,173

Stockholders’ equity	78,017	80,405

Non-controlling interests	759	1,061

Total equity	78,776	81,466

Total liabilities and equity	$102,059	$106,158

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Sales and rental revenues	$511	$635	$2,128	$3,215
Interest and other income	23	135	177	248
Total revenues	534	770	2,305	3,463
Cost and expenses:
Cost of sales	1,088	1,118	3,093	3,099
Selling, general and administrative	676	1,567	2,850	3,278
Depreciation and amortization	56	51	162	149
Total cost and expenses	1,820	2,736	6,105	6,526
Operating income (loss) before income taxes	(1,286)	(1,966)	(3,800)	(3,063)

Income tax benefit	251	485	854	839

Net loss	(1,035)	(1,481)	(2,946)	(2,224)

Less: Net income (loss) attributable to non controlling interests	(324)	(101)	(518)	162

Net loss attributable to stockholders	$(711)	$(1,380)	$(2,428)	$(2,386)

Net loss per share - basic and diluted	$(0.39)	$(0.75)	$(1.32)	$(1.29)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,035)	$(1,481)	$(2,946)	$(2,224)

Other comprehensive income:
Net unrealized gains on pension plan assets	15	61	48	185
Other comprehensive income, before tax	15	61	48	185

Income tax expense related to items of other comprehensive income	(4)	(16)	(12)	(48)
Other comprehensive income, net of tax	11	45	36	137

Comprehensive loss	(1,024)	(1,436)	(2,910)	(2,087)

Comprehensive income (loss) attributable to non controlling interests	(324)	(101)	(518)	162

Comprehensive loss attributable to stockholders	$(700)	$(1,335)	$(2,392)	$(2,249)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2020

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2019	$--	$5,471	$75,173	$(239)	$80,405	$1,061	$81,466

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	-	0	--	0	4	4

Other comprehensive income, net of tax	--	--	--	13	13	--	13

Net loss	--	--	(718)	--	(718)	(58)	(776)

Balance at March 31, 2020	--	5,471	74,455	(226)	79,700	1,007	80,707

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	106	108

Other comprehensive income, net of tax	--	--	--	12	12	--	12

Net loss	--	--	(999)	--	(999)	(136)	(1,135)

Balance at June 30, 2020	--	5,471	73,458	(214)	78,715	977	79,692

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	106	108

Other comprehensive income, net of tax	--	--	--	11	11	--	11

Net loss	--	--	(711)	--	(711)	(324)	(1,035)

Balance at September 30, 2020	$--	$5,471	$72,749	$(203)	$78,017	$759	$78,776

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

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(Dollars in Thousands)

	2020	2019
Net cash used in operating activities	$(4,446)	$(3,134)

Net cash used in investing activities:
Property additions	(485)	(467)
	(485)	(467)

Net cash provided by financing activities:
Contributions related to the LOA	220	313
	220	313

Net decrease in cash, cash equivalents and restricted cash	(4,711)	(3,288)
Cash, cash equivalents and restricted cash at beginning of period	24,348	29,408

Cash, cash equivalents and restricted cash at end of period	$19,637	$26,120

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

The accompanying condensed consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessors (collectively, the “Company”), which include KLC Land and its wholly-owned subsidiaries. The Kaanapali Coffee Farms Lot Owners’ Association is consolidated into the accompanying condensed consolidated financial statements. The interests of third-party owners are reflected as non-controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Inventory of land held for sale, of approximately $736 and $736, representing Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as, farming bananas, citrus fruits and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of September 30, 2020 is a money market fund for $13,000 that is considered to be a Level 1 investment with a maturity of 30 days. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards for the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Nine Months ended September 30,
	2020	2019
Sales of real estate	$0	$0
Coffee and other crop sales	1,537	2,527
Total	$1,537	$2,527

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and nine months ended September 30, 2020, the Company recognized approximately $162 and $498, respectively, and $156 and $546 during the three and nine months ended September 30, 2019, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and nine months ended September 30, 2020, the Company recognized $17 and $58, respectively, and $23 and $65 during the three and nine months ended September 30, 2019, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of September 30, 2020, the Company sold fifty lots at Kaanapali Coffee Farms. In conjunction with the sale of one lot, in addition to cash proceeds, the Company received a promissory note in the amount of $460, included in other assets in the Company’s consolidated balance sheet. The Company received the proceeds of the promissory note in October 2020.

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

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2020 and December 31, 2019 of $90,278 and $89,476, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$92	$137	$274	$411
Interest cost	5	7	14	23
Expected return on plan assets	(219)	(220)	(658)	(660)
Recognized net actuarial loss	15	61	48	185
Net periodic pension cost (credit)	$(107)	$(15)	$(322)	$(41)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2020 and December 31, 2019 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $1 ($1 net of tax), respectively, and unrecognized actuarial loss of $274 ($203, net of tax) and $322 ($238, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the nine months ending September 30, 2020 are $0 and $48 ($36 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $410, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $27, included in Other assets, are consolidated in the Company's balance sheet as of September 30, 2020.

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

The Tax Cuts and Jobs Act (the “Act”) repealed the corporate AMT and allowed corporations to fully offset regular tax liability with AMT credits. Any remaining AMT credit amount became refundable incrementally from 2018 through 2021. The CARES Act accelerated the refund schedule, enabling the Company to claim the refund in full. The expected refundable tax credit of $2,869 is included in Other assets in the accompanying consolidated condensed financial statements.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to unaffiliated third parties. Commissions paid for the three and nine months ended September 30, 2020 were $1 and $18, respectively, and $0 and $12 for the three and nine months ended September 30, 2019, respectively.

The Company reimburses their affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019 were $370 and $1,096, respectively, and $321 and $955, respectively, of which $370 was unpaid as of September 30, 2020.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $323 and $969 for the three and nine months ended September 30, 2020, respectively, and $288 and $819 for the three and nine months ended September 30, 2019, respectively. The revenue amounts have been eliminated in the consolidated financial statements.

(7)  Commitments and Contingencies

At September 30, 2020, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and EPA, on or about September 30, 2009, EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land is currently performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the current order will not be material to the Company as a whole; however, in the event that EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. Kaanapali and EPA have exchanged comments relative to further studies to be performed at the site, including a possible ecological risk assessment. Kaanapali expects that after a further review, the next working phase is likely a consideration of the remedial alternatives for the Site.

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

These potential commitments have not been reflected in the accompanying condensed consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. Mandates from the State of Hawaii and County of Maui include temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 14 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii. Certain state mandates have been extended through November 30, 2020. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively impact the Company’s results and financial position, the related financial impact cannot be reasonably estimated at this time and no such impact is recorded in these consolidated financial statements.

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2020	2019	2020	2019
Numerator:
Net loss	$(1,035)	$(1,481)	$(2,946)	$(2,224)
Less: Net (loss) income attributable to non controlling interests	(324)	(101)	(518)	162
Net loss attributable to stockholders	$(711)	$(1,380)	$(2,428)	$(2,386)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.39)	$(0.75)	$(1.32)	$(1.29)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Property	$59	$107	$305	$361
Agriculture	474	587	1,964	2,952
Corporate	1	76	36	150
	$534	$770	$2,305	$3,463

Operating (loss) income:
Property	$(435)	$(975)	$(1,480)	$(1,881)
Agriculture	(363)	(181)	(333)	740
Operating (loss) income	(798)	(1,156)	(1,813)	(1,141)

Corporate	(488)	(810)	(1,987)	(1,922)

Operating (loss) income before income taxes	$(1,286)	$(1,966)	$(3,800)	$(3,063)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2020 and December 31, 2019 of approximately $90 million and $89 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

The Company had cash and cash equivalents of approximately $19 million and $23 million, as of September 30, 2020 and December 31, 2019, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and the first phase has been submitted to the County for subdivision approval. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. Although the Company expects to market the lots in the first phase beginning in the first half of 2021, various contingencies, including, but not limited to, governmental and market factors, the availability of a bond to secure the first phase of the development and the considerable uncertainty surrounding the COVID-19 pandemic may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

The decrease in sales for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 is primarily due to the negative impact on coffee sales due to continued mandates including restrictions on travel, both inter-island and trans-Pacific arrivals to the Hawaiian islands, and other mandates negatively impacting business and the economy in Hawaii related to the COVID-19 pandemic.

The decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 is due to the settlement of a legal matter during third quarter 2019.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Concern regarding the spread of COVID-19 has caused quarantines, business shutdowns, reduction in business activity, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability. Mandates from the State of Hawaii and County of Maui include temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 14 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii. The state’s pre-travel testing program began on October 15, 2020. The Governor also announced the extension of Hawaii’s 14-day quarantine on trans-Pacific travel to the end of November. This quarantine for out-of-state arrivals into Hawaii remains in effect unless terminated or extended by a separate proclamation. In July the 14-day quarantine of persons traveling inter-island was lifted. The Governor has reinstituted the mandatory 14-day quarantine for any travel between islands other than arrival on Oahu. The quarantine mandates include persons traveling from Maui to Hawaii Island or Kauai, as well as persons traveling to and from Molokai and Lanai. This takes effect on August 11, 2020 and remains in effect through November 30, 2020 unless terminated or extended by a separate proclamation. Such uncertainty and risk may negatively impact the Company’s performance and financial results, including any potential negative impact to the values of its property holdings on Maui and future planned development and sales of parcels of such development, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Given the rapid development and fluidity of this situation, the Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

Risks Relating to Agriculture

The Company remains engaged in farming, harvesting, and milling operations relating to coffee orchards. The Company incurs significant risks relating to the cost of growing and maintaining the coffee trees and producing and selling the coffee. The Company also incurs the risk that coffee farming could be materially affected because of the adverse effects on coffee yields caused by coffee berry borer, coffee leaf rust or through regulatory risk, as described below. The Company relies on water sourced from its irrigation systems, which divert water from streams and development tunnels into a network of ditches, tunnels, flumes, siphons and reservoirs. In the event CWRM or any other regulatory body limits the Company’s ability to divert stream waters to its irrigation systems, the result could have a negative impact on the Company’s ability to continue with its agricultural operations and development plans.

Several years ago, coffee berry borer, a beetle native to Central Africa and that has existed for some time in Central and South America, was discovered on the islands of Hawaii and Oahu. In 2017 the coffee borer appeared on the island of Maui. Effective May 1, 2017, the Hawaii Department of Agriculture (“HDOA”) began restricting the shipping of coffee grown on Maui to other Hawaiian Islands due to the discovery of the coffee berry borer on the island. The restriction requires specific treatment and inspection by HDOA Plant Quarantine inspectors before shipping to other islands.

In September 2020, the Company discovered the coffee berry borer on its land. The Company has been aware of the possible spread to its crops and has maintained sound management practices. The Company has developed an integrated management program designed to manage all aspects for cultural control of the coffee berry borer. Such program may result in an increase in the costs of farming the coffee and lower the quantity and quality of salable coffee.

The overall effect of the coffee berry borer is to reduce the yield and quality of the coffee bean. Farming methods have been developed to reduce the effect on the islands of Hawaii and Oahu, and the Company has incorporated many of these practices into its integrated management program. While the Company intends to continue to utilize the best practices available, there can be no assurance that the action by the HDOA or the spread of the coffee berry borer to its crops will not have a material effect on its coffee operations.

In October 2020, agriculture officials with Hawaii Department of Agriculture (HDOA) confirmed the presence of coffee leaf rust (CLR) on Maui. HDOA also detected “suspect” samples in Hilo on the island of Hawaii. The Company continues to inspect its coffee trees for evidence of CLR. Coffee leaf rust is one of the most devastating pests of coffee plants. It is established in all of the other major coffee-growing areas of the world but had not previously been found in Hawaii. The HDOA is surveying all of the coffee-growing regions of Hawaii to determine the extent of the infestation and how CLR may have been introduced to Hawaii.

Coffee leaf rust can cause severe defoliation. Infected leaves drop prematurely, greatly reducing the plant’s photosynthetic capacity and reducing berry growth. Long term effects of rust can have a stronger impact by causing dieback, which reduces the number of productive nodes on branches, significantly impacting the following year’s yield.

The Company is developing an integrated management program designed to manage all aspects for cultural control of CLR in the event it spreads to the Company’s coffee farm. As with the coffee berry borer, such program may result in an increase in the costs of farming the coffee and lower the quantity and quality of salable coffee, and there can be no assurance that CLR will not have a material adverse effect on the Company’s coffee operations.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	November 12, 2020