Form 10-K
period 2020-12-31
KAANAPALI LAND LLC
filed 2021-03-25
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file #0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes [ ] No [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

As of March 25, 2021, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

Kaanapali 2020. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located near to the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of residential (including workforce affordable housing), commercial, quasi-public facilities, recreation, agriculture, rural, and open space. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. A substantial portion of the Company’s Kaanapali 2020 land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. In Hawaii, the governmental entities may impose limits or controls on growth in their communities during the review and consideration of the various entitlement process mainly through restrictive conditions, including limitations on density, impact fees, infrastructure contribution, among others, all of which may materially affect utilization of the land and the costs associated with developing the land. In addition, Maui County currently requires certain percentages and levels of affordability to be included in proposed residential developments or subdivisions of land, thereby affecting the feasibility of these projects. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 land that has sufficient entitlements to commence development is the Puukolii Village Mauka development, as described below.

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

A relatively small portion (approximately 300 acres) of the Kaanapali 2020 Development Planning area owned by the Company, known as Puukolii Village Mauka, comprised of two parcels known as Puukolii Village Mauka and another parcel adjacent to Puukolii Village Mauka, received entitlements in 1993 under the terms of a superseded law that fast tracked entitlements for planned mixed use developments that contained the requisite percentage of affordable housing units. The requirements imposed on the Company relative to these entitlements proved uneconomic and thus the developments were not pursued. The Company proposed revisions to certain entitlement conditions as well as the development agreement with the applicable state agencies and is continuing to plan for the development of the Puukolii Village Mauka area, which will, if ultimately developed, include certain affordable and market housing units, a small commercial area, a school, a park and associated improvements. From 2007 through 2009, the Company received various approvals of its proposed revisions of entitlement conditions and of the development agreement including the addition of the County housing department as an added party.

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

During 2012, Maui County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas. The County of Maui recognized the Kaanapali 2020 Development Plan to be within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to State Land Use reclassification of some of the land from agriculture to urban, appropriate designation under the County community plan, and the appropriate County zoning designation included in the Maui County General Plan noting it as an urban growth area. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies.

In connection with any successful petition to change any of the various land use classifications (state land use district, county community plan, county zoning) of the Kaanapali 2020 Development Plan, the Company may be required to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee/workforce housing units and to make other concessions, monetary or otherwise. The ability of the Company to perform its development activities may also be adversely affected by restrictions that may be imposed by government agencies and the surrounding communities because of inadequate public facilities, such as roads, water management areas and sewer facilities, and by local opposition to continued growth. However, as part of the Kaanapali 2020 Development Plan, the Company has included a number of community members and local government officials in the development planning process and has earned significant community support for its preliminary Kaanapali 2020 development plans. It also believes that it enjoys general local community support for its new Puukolii Village Mauka concept. The Company hopes that carrying on with this process will continue to generate substantial support from local government and the community for the Company's development plans.

There can be no assurance that all necessary approvals will be obtained, that modifications to those plans will not require additional approvals, or that such additional approvals will be obtained, nor can there be any assurance as to the timing of such events.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms. The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. Although the Company expects to market the lots in the first phase beginning in the second half of 2021, various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development and the considerable uncertainty surrounding the COVID-19 pandemic and its continuing repercussions may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, is in the early planning stage. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1.1 million of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6.7 million toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

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

Agriculture

Current Operations. Agricultural operations consist primarily of cultivation, milling and sale of coffee. During the late 1980s one of the Company’s subsidiaries participated in field trials with the University of Hawaii College of Tropical Agriculture & Human Resources experimenting with over 20 coffee varietals (out of approximately 300 coffee varieties) in different test plots throughout the state. As a result of the trial, four coffee varieties were found to be best suited for growing in West Maui. Based on the results of the trial, in the early 1990s, the Company converted approximately 500 acres of sugar cane land for use as a commercial coffee operation. The coffee farm was shut down during the early 2000’s and brought back into production in the mid to late 2000’s and is currently in full production. The coffee farming operation includes manpower and equipment required to fertilize, prune and maintain the coffee plantations as well as equipment required to harvest and haul coffee cherry to the Company’s processing plant (the “Mill”) located on the former sugar mill site in Lahaina, Hawaii. The Company also maintains and operates a system of irrigation infrastructure including development tunnels, ditches, tunnels, siphons, flumes and reservoirs required to irrigate the Company’s agricultural operations and future planned developments with non-potable water.

The Company sells milled green coffee under the brand name Mauigrown Coffee to mostly interisland Hawaii customers, generally roasters who have retail coffee shops and also sell to grocery stores and online. Based on availability, green coffee is also shipped and sold to mainland and international customers, including roasters, dealers, and traders. Portions of the coffee farms are operated as part of the 336-acre Kaanapali Coffee Farms agricultural subdivision, in which a portion of each lot owned by the lot owner is used for their single-family dwelling, while the remainder of the lot containing coffee trees is farmed. The Company has entered into certain consulting and marketing agreements with the Kaanapali Coffee Farms Lot Owners Association in this regard. The planned 295-acre, second phase of the Kaanapali Coffee Farms agricultural subdivision will be within the coffee farming area as well. The Company continues to plant additional acreage of coffee on its agricultural land not currently included in the developable lands of Kaanapali 2020.

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

The coffee is sold as Maui origin “specialty coffee” (as defined by the Specialty Coffee Association) as is most coffee produced in Hawaii. Hawaiian coffees generally command a higher price per pound green than many other specialty coffees produced around the world but there can be no assurance such prices will continue or that coffee prices or yields will be sufficient to cover all costs of production and sales. The COVID-19 pandemic negatively impacted coffee sales in 2020, due to the travel restrictions, quarantines and reduced tourism affecting all the Hawaiian Islands.

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

Employees

At March 1, 2021, Kaanapali Land and its subsidiaries had employed 28 full time employees. Certain corporate services are provided by Pacific Trail Holdings, LLC (“Pacific Trail”) and its affiliates. Pacific Trail owns in excess of 80% of the Common Shares of Kaanapali Land. Kaanapali Land reimburses Pacific Trail and its affiliates for these services and related overhead at cost.

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

Maui's residential real estate market experienced a dramatic slow down beginning in the latter part of 2005. The international credit crisis resulted in both national and global economic downturns and had a significant adverse impact on the Hawaiian economy. Market conditions have moved in a positive direction from 2014 through 2019, however, the COVID-19 pandemic continues to adversely impact real estate development and cause overall economic and financial market instability. A weakening of the Maui real estate market would negatively impact the Company.

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

The Commission on Water Resource Management (“CWRM”) consists of approximately seven members appointed by the governor and confirmed by the Hawaii State Senate. CWRM assists the state as trustee of water resources pursuant to the state water code. CWRM exercises jurisdiction over land-based surface and groundwater sources and conducts water resource assessments and regulatory activities over, among other things, freshwater streams throughout Maui. The Kaanapali 2020 Development Plan is substantially reliant on such sources to maintain its coffee growing operations and development. CWRM is currently establishing instream flow standards for portions of Maui. Such permitting process for wells and board approvals over ground water management districts can have the effect of limiting current and future use of fresh water sources like those used in the Company’s Kaanapali 2020 planning. Future CWRM standards for such streams could adversely impact the Company’s use of its water sources. If CWRM standards are promulgated adversely to the Company’s interest, such standards could have a material adverse impact on the Company’s future development plans.

Kaanapali Land continues to work toward the necessary entitlements for the Kaanapali 2020 Development Plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and Community Plan amendments, as well as rezoning approvals. In January 2009 the Company received approval of revisions to its development plans for the Puukolii Village Mauka parcels. Entitlements for an agricultural subdivision were received during the first quarter of 2006. The Kaanapali 2020 Development Plan is recognized within the urban growth areas identified in the growth maps of the Maui County General Plan. Approximately 1,500 acres of the Company's Maui land which is contiguous to Kaanapali 2020 land is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes most other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project, allowing for the protection of water and other natural resources, and its existence is expected to influence obtaining the entitlements for the remaining land.

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

Item 1A. Risk Factors

The Company faces numerous risks and uncertainties, including those set forth below. The risks described below are not the only risks that the Company faces. New risk factors emerge from time to time and it is not possible to predict all such risk factors. Risk factors include a number of factors that could negatively impact Kaanapali Land's property activities. Any of the risks described below and potential new risks not yet identified may have a material adverse effect on the Company's success, consolidated financial position or results of operations.

Reference is made to Item 1. Business and Item 3. Legal Proceedings for an item specific detailed discussion of some of the risk factors facing Kaanapali Land, LLC.

Risks Related to Hawaiian Real Estate and Development Markets

The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Village Mauka), as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or pace of sales of properties or changes in costs of construction or development; increased government mandates; adverse changes in Hawaiian economic conditions, such as increased costs and availability of labor, increased costs of marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; the spread of contagious diseases, including the COVID-19 coronavirus that could negatively impact commerce generally and travel to Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; increase in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

The Company may, from time to time and to the extent economically advantageous, sell rezoned, undeveloped or partially developed parcels, such as portions of the Kaanapali 2020 Development Plan lands and/or the former Pioneer Mill site. The Company currently intends to develop the balance of its lands for residential, resort, affordable housing, limited commercial and recreational purposes. There can be no assurances that the Company will be successful in such efforts.

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the value of Company's properties and its profitability and sales. The past downturn in the Asian economy, particularly the Japanese economy, had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada, which had resulted, beginning in the late 1990's, in a strong market for resort housing in the area. Markets turned down significantly beginning in late 2005, which negatively impacted the volume of transactions completed in West Maui. The severe national and global recession had an adverse impact on the Hawaiian economy and adversely impacted the Company's pricing for its residential properties. The restricted availability of land financing negatively impacted the timing of lot sales and could continue to negatively impact lot sales in the foreseeable future as they become available. A weakening of the Maui real estate market would negatively impact the Company. Market conditions have moved in a positive direction from 2014 and through the end of 2019. However, the COVID-19 pandemic continues to adversely impact real estate development and cause overall economic and financial market instability.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Climate change, flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, as described in Note 7 of the consolidated financial statements, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in December 2018. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating important plans to address emergency events and basic operations and maintenance. Remediation of all cited deficiencies could result in significant and costly improvements which may be material to the Company.

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

In September 2020, the Company discovered the coffee berry borer on its land. The Company has been aware of the possible spread to its crops and has maintained sound management practices. The Company has developed an integrated management program designed to manage all aspects for cultural control of the coffee berry borer. Such program has resulted in an increase in the costs of farming the coffee and the borer may lower the quantity and quality of salable coffee.

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

In October 2020, agriculture officials with Hawaii Department of Agriculture (HDOA) confirmed the presence of coffee leaf rust (“CLR”) on Maui. HDOA also confirmed the presence of CLR on the island of Hawaii in November 2020. The Company found evidence of CLR on its farm in January 2021, which was subsequently confirmed by HDOA. Coffee leaf rust is one of the most devastating diseases of coffee plants. It is established in all of the other major coffee-growing areas of the world but had not previously been found in Hawaii. The HDOA is surveying all of the coffee-growing regions of Hawaii to determine the extent of the rust and how CLR may have been introduced to Hawaii.

Coffee leaf rust can cause severe defoliation. Infected leaves drop prematurely, greatly reducing the plant’s photosynthetic capacity and reducing berry growth. Long-term effects of rust can have a stronger impact by causing dieback, which reduces the number of productive nodes on branches, significantly impacting the following year’s yield.

The Company has implemented an integrated management program designed to manage all aspects for cultural control of CLR. As with the coffee berry borer, such program may result in an increase in the costs of farming the coffee and lower the quantity and quality of salable coffee, and there can be no assurance that CLR will not have a material adverse effect on the Company’s coffee operations.

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

The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Concern regarding the spread of COVID-19 has caused quarantines, business shutdowns, reduction in business activity, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability. Mandates from the State of Hawaii and County of Maui have included temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 14 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii. The state’s pre-travel testing program began on October 15, 2020 and allows incoming travelers to Hawaii who test negative within 72 hours prior to arrival to bypass the 10-day quarantine. The Governor shortened Hawaii’s 14-day quarantine on trans-Pacific travel to 10 days and such quarantine remains in effect unless terminated or extended by a separate proclamation. There continues to be a 72 hour pre-test prior to departure requirement or a mandatory 10-day quarantine for any travel between islands other than arrival on Oahu. This remains in effect unless terminated or extended by a separate proclamation. Such uncertainty and risk may negatively impact the Company’s performance and financial results, including any potential negative impact to the values of its property holdings on Maui and future planned development and sales of parcels of such development, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. Given the rapid development and fluidity of this situation, the Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.

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

Because of the foregoing considerations, the risks associated with the large reliance by Hawaii on a visitor base, both from foreign countries and the United States mainland, will disproportionately impact the Company in future years, as market and visitation cycles play out.

Environmental Risks and Environmental Regulations

The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous toxic substances at, on, under or in its property. The costs of such removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the actual release or presence of such hazardous or toxic substances. The presence of such substances may adversely affect the owner's ability to sell or rent such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for the release of asbestos containing material into the air, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injuries associated with such materials, and prescribe specific methods for the removal and disposal of such materials. The cost of legal counsel and consultants to investigate and defend against these claims is often high and can significantly impact the Company's operating results, even if no liability is ultimately shown. The Company has been advised by the Environmental Protection Agency (“EPA”) that it is jointly and severally responsible for clean-up and remediation work at a site on the Waipio Peninsula in Oahu, and the Company was engaged in performing work, including the conduct of sampling at the site, required by an EPA order while preserving its rights to contest liability regarding responsibility for the site. In addition, the Company has been named as a defendant in certain personal injury actions allegedly based on exposure to asbestos. The Company does not believe the cost of the work at the Waipio site, as a whole, as set forth in the current order, or the personal injury actions will result in material liability to the Company, but there can be no assurance in that regard. See the information set forth under the “Commitments and Contingencies” section in Note 7 of Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this report. No assurance can be given that the Company will not incur liability in the future for known or unknown conditions and any significant claims may have a material adverse impact on the Company.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2020 there were approximately 640 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2020 and 2019 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. Reserved

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

Liquidity and Capital Resources

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2020 and 2019 of approximately $90 million and $89 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

Those persons and entities that were not affiliated with a predecessor of the Company and were holders of COLAs (Certificate of Land Appreciation Notes) on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, represent approximately 9.0% of the ownership of the Company.

The Company had cash and cash equivalents of approximately $18 million and $23 million, as of December 31, 2020 and 2019, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3.3 million, paid in cash at closing. The agreement commits KLMC to fund up to approximately $1 million, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for approximately $4.1 million, of which $525 thousand was paid in cash upon the closing of the 14.9 acre site. The option expired on December 31, 2020, and the nonrefundable $525 thousand option payment is included in Other income on the Company’s Consolidated Statement of Operations as of December 31, 2020. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2020, the Company sold fifty lots at Kaanapali Coffee Farms including four lots in 2018. In conjunction with the sale of one of the lots sold in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of approximately $460 thousand. The Company received the proceeds of the promissory note in October 2020.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. Although the Company expects to market the lots in the first phase beginning in the second half of 2021, various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development and the considerable uncertainty surrounding the COVID-19 pandemic and its continuing repercussions may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

In January 2021, the Company entered into agreements with an unrelated third party for that third party to prepare plans to develop Puukolii Village Mauka and another subdivision on the Company’s property. The plans are to include development segments and timeline, offsite and onsite infrastructure, construction cost analysis, proposed budgets and proforma financial statements. If after discussion and negotiation the Company and the third party are unable to agree on the plans, then either the Company or the third party may terminate the agreements.

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

The Company does not consider the excess assets of the Pension Plan (approximately $18 million) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. The duration of this disruption on global, national, and local economic cannot be reasonably estimated at this time. Therefore, while this matter will negatively and materially impact our results and financial position, the related financial impact cannot be reasonably estimated at this time. The Company continues to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief and Economic Security Act (CARES Act).

Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

2020 Compared to 2019

The decrease in other assets at December 31, 2020 as compared to December 31, 2019 is primarily due to proceeds received on a promissory note related to a lot sale in 2018.

The decrease in deposits and deferred gains at December 31, 2020 as compared to December 31, 2019 and the related increase in interest and other income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to a nonrefundable option payment included in income when the option expired at December 31, 2020.

The decrease in sales for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to the negative impact on coffee sales due to continued mandates including restrictions on travel, both inter-island and trans-Pacific arrivals to the Hawaiian islands, and other mandates negatively impacting business and the economy in Hawaii related to the COVID-19 pandemic.

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

The Company’s discount rates for projected benefit obligations of the pension plan at December 31, 2020, 2019 and 2018 were 1.95%, 2.93% and 3.96%, respectively, reflecting market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm, Grant Thornton LLP

Consolidated Balance Sheets, December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020,

    2019 and 2018

Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Stockholders

Kaanapali Land, LLC

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Environmental Loss Contingency

As described in detail in Note 7 of the consolidated financial statements, in 2006, the Environmental Protection Agency (“EPA”) and the U.S. Navy filed a joint proof of claim against Oahu Sugar Company, LLC (“Oahu Sugar”), seeking to recover environmental response costs related to the release of hazardous substances, pollutants and contaminants at the Waipio Peninsula upon which Oahu Sugar previously operated pursuant to lease arrangements with the U.S. Navy. In connection with this matter, the EPA issued a Unilateral Administrative Order to the Company, as a successor to an affiliate of Oahu Sugar, for the performance of work related to the clean-up of the site.

The Company has recognized a loss contingency related to this matter, which is included in other liabilities in the consolidated balance sheet as of December 31, 2020. We identified this environmental loss contingency as a critical audit matter.

The principal considerations for our determination that the environmental loss contingency represents a critical audit matter is that it relies on the substantial use of management estimates and the estimate involve significant measurement uncertainty. Additionally, these estimates in turn require significant auditor subjectivity in evaluating the reasonableness of the related judgments.

Our audit procedures related to the environmental loss contingency included the following, among others.

•	We evaluated the design of controls relating to accounting for loss contingencies, including the Company’s ability to develop the estimates utilized in recognizing the related liabilities.

•	We inspected the joint proof of claim filed against Oahu Sugar noted above, identifying the actual costs incurred and the range of estimated response costs, and agreed the actual costs incurred and the low end of the range of estimated response costs to the Company’s analysis detailing the components of the aggregate environmental loss contingency. We also evaluated whether any point estimate was more accurate than any other amount.

•	We inspected the Company’s analysis of the environmental loss contingency, and recomputed the aggregate amount as the summation of the actual EPA costs incurred, the low end of the estimated response cost range, and estimated legal and related remediation costs associated with potential required response efforts.

•	We inspected third party legal and related environmental remediation service provider invoices and cash disbursement evidence on a sample basis, and agreed amounts to the Company’s analysis of estimated legal and related remediation costs associated with potential required response efforts.

•	We assessed the reasonableness of legal and related remediation costs incurred data as a basis for amounts accrued for estimated legal and related remediation costs associated with potential required response efforts, and the related methodology of such accrual.

•	We inspected confirmation letters received directly from third party law firms as well as Company internal counsel involved in this matter, assessing responses for consistency and corroboration with the Company’s accounting treatment and related disclosures.

Asbestos Loss Contingencies

As described further in Note 7 of the consolidated financial statements, Kaanapali Land, LLC (“Kaanapali” or “the Company”), as successor by merger to other entities, and D/C Distribution Corporation (“D/C”) have been named as defendants in personal injury actions allegedly based on exposure to asbestos. Cases are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in the state of California.

The Company has recognized a loss contingency related to these claims, which is included in other liabilities in the consolidated balance sheet as of December 31, 2020. We identified these asbestos loss contingencies as a critical audit matter.

The principal considerations for our determination that the asbestos loss contingencies represent a critical audit matter are that they rely on the substantial use of management estimates that involve significant measurement uncertainty. Additionally, these estimates in turn require significant auditor subjectivity in evaluating the reasonableness of the related judgments.

Our audit procedures related to the asbestos loss contingencies included the following, among others.

•         We evaluated the design of controls relating to accounting for contingencies, including the Company’s ability to develop the estimates utilized in recognizing the related liabilities.

•         We inspected summary reports of actual claims prepared by third party law firms involved in these matters, and recomputed expected aggregate settlement amounts based on settlement averages and number of plaintiffs.

•         We recomputed the aggregate amount accrued for expected incurred but not reported claims based on settlement averages, expected number of annual future claims, and estimated market discount rate. We also evaluated the reasonableness of expected future claims based on past claims settlement data and other factors, and of the market discount rate.

•	We inspected settlement agreements and cash disbursement evidence on a sample basis, and agreed amounts to the analyses referenced above.

•         We inspected confirmation letters received directly from third party law firms as well as Company internal counsel involved in these matters, assessing responses for consistency and corroboration with the Company’s accounting treatment and related disclosures.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois

March 25, 2021

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2020 and 2019

(Dollars in Thousands, except share data)

	2020	2019
Assets

Cash and cash equivalents	$17,715	$23,183
Restricted cash	902	1,165
Property, net	62,660	62,198
Pension plan assets	17,531	15,509
Other assets	3,340	4,103
Total assets	$102,148	$106,158

Liabilities

Accounts payable and accrued expenses	$742	$812
Deposits and deferred gains	1,987	2,435
Deferred income taxes	9,101	9,643
Other liabilities	11,799	11,802

Total liabilities	23,629	24,692

Commitments and contingencies (Note 7)

Equity

Common stock, at 12/31/20 and 12/31/19 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2020 and 2019, Class C shares issued and outstanding 52,000 in 2020 and 2019	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	946	(239)
Accumulated earnings	71,440	75,173

Stockholders’ equity	77,857	80,405

Non-controlling interests	662	1,061

Total equity	78,519	81,466

Total liabilities and stockholders’ equity	$102,148	$106,158

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands except Per Share Amounts)

	2020	2019	2018
Revenues:
Sales	$2,638	$3,815	$6,207
Interest and other income	715	369	211
	3,353	4,184	6,418

Cost and expenses:
Cost of sales	4,461	4,471	6,652
Selling, general and administrative	4,132	4,564	3,282
Depreciation and amortization	218	201	237
	8,811	9,236	10,171

Operating income (loss) before income taxes	(5,458)	(5,052)	(3,753)
Income tax benefit	959	1,182	762

Net income (loss)	(4,499)	(3,870)	(2,991)

Less: Net loss attributable to non-controlling interests	(759)	(243)	(83)

Net income (loss) attributable to stockholders	$(3,740)	$(3,627)	$(2,908)

Net income (loss) per share – basic and diluted	$(2.03)	$(1.97)	$(1.58)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands except Per Share Amounts)

	2020	2019	2018

Net income (loss)	$(4,499)	$(3,870)	$(2,991)

Other comprehensive income (loss):
Net unrealized gains (losses) on pension plan assets	1,601	1,844	(319)

Income tax benefit (expense) related to items of other comprehensive income	(416)	(480)	83

Other comprehensive income (loss), net of tax	1,185	1,364	(236)

Comprehensive income (loss)	(3,314)	(2,506)	(3,227)

Comprehensive loss attributable to non-controlling interests	(759)	(243)	(83)

Comprehensive income (loss) attributable to stockholders	$(2,555)	$(2,263)	$(3,144)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2017	--	$5,471	$81,754	$(1,367)	$85,858	$630	$86,488

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(54)	--	(54)	347	293

Other comprehensive loss, net of tax	--	--	--	(236)	(236)	--	(236)

Net income (loss)	--	--	(2,908)	--	(2,908)	(83)	(2,991)

Balance at December 31, 2018	--	5,471	78,792	(1,603)	82,660	894	83,554

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	8	--	8	410	418

Other comprehensive loss, net of tax	--	--	--	1,364	1,364	--	1,364

Net income (loss)	--	--	(3,627)	--	(3,627)	(243)	(3,870)

Balance at December 31, 2019	--	5,471	75,173	(239)	80,405	1,061	81,466

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	7	--	7	360	367

Other comprehensive loss, net of tax	--	--	--	1,185	1,185	--	1,185

Net income (loss)	--	--	(3,740)	--	(3,740)	(759)	(4,499)

Balance at December 31, 2020	--	$5,471	$71,440	$946	$77,857	$662	$78,519

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2020, 2019 and 2018

(Dollars in Thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(4,499)	$(3,870)	$(2,991)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from property sales	--	--	3,263
Gain on property sales	--	--	(501)
Net periodic pension cost (credit)	(421)	306	63
Depreciation and amortization	218	201	237
Deferred income taxes	(959)	(1,182)	(762)
Changes in operating assets and liabilities:
Other assets	763	(151)	(654)
Accounts payable, accrued expenses, deposits, deferred gains and other	(520)	(141)	(223)
Net cash provided by (used in) operating activities	(5,418)	(4,837)	(1,568)

Cash flows from investing activities:
Property additions	(680)	(641)	(474)
Net cash used in investing activities	(680)	(641)	(474)

Cash flows from financing activities:
Contributions	471	418	390
Distributions	(104)	--	(97)
Net cash provided by financing activities	367	418	293

Net increase (decrease) in cash and cash equivalents	(5,731)	(5,060)	(1,749)

Cash, cash equivalents and restricted cash at beginning of year	24,348	29,408	31,157

Cash, cash equivalents and restricted cash at end of year	$18,617	$24,348	$29,408

Supplemental Non-Cash Investing Activities:

Amounts included in Proceeds from property sales include promissory notes of $0, $0 and $440 at December 31, 2020, 2019 and 2018, respectively.

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

There are 1,792,613 Common Shares and 52,000 Class C Shares issued, all of which are outstanding at December 31, 2020.

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

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of December 31, 2020 is a money market fund for $12,300 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

The Company’s revenues that were subject to revenue recognition standards for the years ended December 31, 2020 and 2019 were $1,873 and $2,909, respectively, related to coffee and other crop sales.

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the years ended December 31, 2020 and 2019, the Company recognized $659 and $738, respectively, of lease income, substantially comprised of non-variable lease payments. During the years ended December 31, 2020 and 2019, the Company recognized $70 and $79, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of December 31, 2020, the Company sold fifty lots at Kaanapali Coffee Farms including four lots in 2018. In conjunction with the sale of one of the lots sold in 2018, in addition to cash proceeds, the Company received a promissory note in the amount of approximately $460, included in Other assets in the Company’s consolidated balance sheet. The Company received the proceeds of the promissory note in October 2020.

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

	2020	2019
Property, net:
Land	$61,678	$61,200
Buildings	1,229	1,242
Machinery and equipment	5,453	5,238
	68,360	67,680
Accumulated depreciation	(5,700)	(5,482)

Property, net	$62,660	$62,198

Inventory of land held for sale of approximately $736 and $736, representing Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2020 and 2019, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (Level 2 and 3). The land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company’s land development program, as well as, farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to $1,008, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078, of which $525 was paid in cash upon the closing of the 14.9 acre site. The option expired on December 31, 2020, and the nonrefundable $525 option payment is included in Other income on the Company’s Consolidated Statement of Operations as of December 31, 2020. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices.

Other Liabilities

Other liabilities are comprised of estimated liabilities for losses, commitments and contingencies related to various divested assets or operations. These estimated liabilities include the estimated effects of certain asbestos related claims, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation, investigation and potential remedial efforts in connection with environmental matters in the state of Hawaii. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its loss contingency amounts and adjusts such as it determines the appropriate loss contingency amount to reflect current information. Reference is made to Note 7, Commitments and Contingencies.

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

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2020 and 2019 of approximately $90,367 and $89,476, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2020 and 2019, the Company leased various office spaces with average annual rental of approximately $18 and $17 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2020, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

The Company does not consider the excess assets of the Pension Plan (approximately $18 million after the above noted transaction) to be a source of liquidity due to the substantial cost, including Federal income tax consequences, associated with liquidating the Pension Plan.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures and Collective Investment Funds: Valued at the closing price reported in the active market in which the mutual fund is traded, or the market value of the underlying assets.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2020:

	Level 1		Level 2		Level 3	Total
Mutual funds		$2,500		$0	$0	$2,500
Collective investment funds		0		14,000	0	14,000
Cash and cash equivalents		100		0	0	100
		2,600		14,000	0	16,600
Investments in private equity funds						1,300
Investments in partnerships						0
Total Pension Plan assets at fair value	$		$		$0	$17,900

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Mutual funds	$2,300	$0	$0	$2,300
Collective investment funds	0	11,500	0	11,500
Cash and cash equivalents	800	0	0	800
	3,100	11,500	0	14,600
Investments in private equity funds				1,400
Investments in partnerships				100
Total Pension Plan assets at fair value	$3,100	$11,500	$0	$16,100

Changes in Level 3 Investments and Investments Measured at Net Asset Value

The following table sets forth a summary of changes in fair value of the plan's level 3 assets and assets measured at net asset value “NAV” for the year ended December 31, 2020:

	Level 3	Measured at NAV
	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$0	$100	$1,400	$1,500
Net earned interest and realized/unrealized gains (losses)	0	(100)	(100)	(200)

Balance, end of year	$0	$0	$1,300	$1,300

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

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2020, 2019 and 2018.

	2020	2019	2018
Benefit obligation at beginning of year	$614	$816	$842
Service cost	363	548	610
Interest cost	13	24	24
Actuarial (gain) loss	(279)	(467)	(580)
Benefits paid	(318)	(31)	(80)
Settlement	--	(276)	--

Accumulated and projected benefit obligation at end of year	393	614	816

Fair value of plan assets at beginning of year	16,123	14,787	15,195
Actual return on plan assets	2,119	2,110	(328)
Benefits paid	(318)	(31)	(80)
Settlement	--	(743)	--

Fair value of plan assets at end of year	17,924	16,123	14,787

Funded status	17,531	15,509	13,971

Unrecognized net actuarial (gain) loss	(1,279)	321	2,161
Unrecognized prior service cost	--	1	5

Prepaid pension cost	$16,252	$15,831	$16,137

At December 31, 2020, approximately 1% of the plan's assets is invested in cash, 7% in equity composite and 92% in multi-strategy composite. The allocations are within the Company's target allocations in association with the Company's investment strategy.

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

The components of the net periodic pension credit for the years ended December 31, 2020, 2019 and 2018 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2020	2019	2018
Service costs	$363	$548	$610
Interest cost	13	24	24
Expected return on plan assets	(866)	(866)	(860)
Recognized net actuarial loss	68	196	285
Amortization of prior service cost	1	4	4
Loss on settlement	--	400	--
Loss on special termination benefits	--	--	--

Net periodic pension cost (credit)	$(421)	$306	$63

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2020	2019	2018
As of January 1,

Discount rate	2.93%	3.96%	3.30%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	6%

As of December 31,

Discount rate – net periodic pension credit	2.93%	3.96%	3.30%

Discount rate – accumulated benefit obligation	1.95%	2.93%	3.96%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	6%

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

There was no contribution required in 2020 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2021	$67
2022	9
2023	17
2024	31
2025	10
2026-2029	143

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2020 and 2019:

	2020 Discount Rate	2020 Salary Increase	2019 Discount Rate	2019 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$1	$1	$(2)	$2
Pension benefit obligation at year end	$(16)	$7	$(25)	$8

Effect of a 1% decrease on:
Net periodic pension cost	$(1)	$(1)	$2	$(2)
Pension benefit obligation at year end	$18	$(6)	$30	$(8)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2020:

	1% Increase	1% Decrease
Net periodic pension cost	$(144)	$144

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2020 and 2019 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 ($0, net of tax) and $1 ($1, net of tax), respectively, and unrecognized actuarial gain of $1,279 ($946, net of tax) at December 31, 2020 and unrecognized actuarial loss of $321 ($238, net of tax) at December 31, 2019.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $369, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $13, included in Other assets, are consolidated in the Company's consolidated balance sheet as of December 31, 2020.

(5)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2020, 2019 and 2018 consist of:

	Current	Deferred	Total

Year ended December 31, 2020:
U.S. federal	$--	$(775)	$(775)
State	--	(184)	(184)
	$--	$(959)	$(959)

Year ended December 31, 2019:
U.S. federal	$--	$(957)	$(957)
State	--	(225)	(225)
	$--	$(1,182)	$(1,182)

Year ended December 31, 2018:
U.S. federal	$--	$(617)	$(617)
State	--	(145)	(145)
	$--	$(762)	$(762)

The Tax Cuts and Jobs Act (the Act) also repealed the corporate alternative minimum tax for tax years beginning after January 1, 2018 and provided that prior alternative minimum tax credits (AMT credits) would be refundable. The Company has AMT credits that are expected to be refunded between 2018 and 2021 as a result of the Act. In January 2019, the IRS announced that the AMT tax credits refund will not be subject to sequestration. The CARES Act accelerated the refund schedule, enabling the Company to claim the refund in full. The expected refundable tax credit of $2,869 is included in Other assets in the accompanying consolidated financial statements. In February 2021, the Company received $1,483 of the expected refundable tax credit from the IRS.

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

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 26 percent effective for 2020 and 2019 and 35 percent effective for 2018 and prior years to pretax income from operations as a result of the following:

	2020	2019	2018
Provision at statutory rate	$(1,222)	$(1,250)	$(954)

Federal NOLs utilized	--	--	--
Federal NOLs generated	--	--	8

State NOLs utilized	--	--	--
State NOLs generated	258	193	212

Reversal of valuation allowance on AMT credits	--	(183)	--

Other	5	58	(28)

Total	$(959)	$(1,182)	$(762)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2020, 2019 and 2018 are as follows:

	December 31,
	2020	2019	2018
Deferred tax assets:
Loss contingencies related primarily to losses on divestitures	$3,207	$3,197	$3,301
Loss carryforwards	13,118	11,780	10,549
Other, net	269	290	305
Total deferred tax assets	16,594	15,267	14,155
Less – valuation allowance	10,229	9,971	9,778
Total deferred tax assets	6,365	5,296	4,377

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	10,334	10,333	10,333
Prepaid pension costs	5,132	4,606	4,206
Total deferred tax liabilities	15,466	14,939	14,539
Net deferred tax liability	$9,101	$9,643	$10,162

As of December 31, 2020, the Company has a deferred tax asset related to federal net operating losses (NOLs) of $9,843, of which $6,953 has been subject to a valuation allowance. The NOLs originated in 2006 through 2017 will expire over 20 years. The NOLs originated in 2018 and later years will not expire. As of December 31, 2020, the Company has a deferred tax asset related to state NOLs of $3,276, all of which has been subject to a valuation allowance. The state NOLs expire in various years 2020 through 2035.

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

(6)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2020, 2019 and 2018 was approximately $18, $20 and $19, respectively.

The Company reimburses affiliates of Pacific Trail Holdings, LLC, the owner of approximately 81.8% of the Company’s Common Shares, for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2020, 2019 and 2018 were $1,466, $1,276 and $1,349, respectively, of which approximately $340 was unpaid as of December 31, 2020.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1,305, $1,297 and $1,189 for the years ended December 31, 2020, 2019 and 2018, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 8 Business Segment Information. The revenue amounts have been eliminated in consolidated financial statements.

(7)       Commitments and Contingencies

At December 31, 2020, the Company has no material contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

The deadline for filing proofs of claim with the bankruptcy court passed in April 2006. Prior to the deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224,000, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, the EPA and the U.S. Navy filed a joint proof of claim that seeks to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $260, and additional anticipated response costs of between approximately $2,760 and $11,450. No specific justification of these costs, or what they are purported to represent, was included in the EPA/Navy proof of claim. There was an insignificant amount of assets remaining in the debtor's estate, and it was unclear whether the United States Trustee who took control of Oahu Sugar was going to take any action to contest the EPA/Navy claim, or how it was going to reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar. Counsel for the trustee, EPA, the Navy, and for Fireman’s Fund, one of Kaanapali Land’s insurers, had been exploring ways in which to conclude the Oahu Sugar bankruptcy. On December 16, 2019, the Oahu Sugar bankruptcy trustee filed its final accounting with no distribution to claimants. On December 17, 2019, the Oahu Sugar bankruptcy case was closed, and the trustee was discharged.

EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the Waipio site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believes it is authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for the EPA's position is that Kaanapali Land, by virtue of certain corporate actions, is jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment has taken place as of the date hereof. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consists of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appears to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land was engaged in performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believes that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believes that the U.S. Navy bears substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believes that the cost of the work as set forth in the current order will not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there can be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there is litigation regarding the site, there can be no assurance that the cost of such litigation will not be material or that such litigation will result in a judgment in favor of the Company. Kaanapali and the EPA have exchanged comments relative to further studies to be performed at the site, including a possible ecological risk assessment. Kaanapali expects that after a further review, the next phase is likely a consideration of the remedial alternatives for the Site.

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

On January 21, 2020, certain asbestos claimants filed a Stay Relief Motion in the Bankruptcy Court for the Northern District of Illinois, Eastern Division, Case No. 07-12776 (“motion to lift stay”) in connection with the D/C proceeding. The motion seeks the entry of an order, among other things, modifying the automatic stay in the D/C bankruptcy to permit those claimants to prosecute various lawsuits in state courts against D/C Distribution, LLC, and to recover on any judgment or settlement solely from any available insurance coverage. Various oppositions to the motion to lift stay have been filed, and the matter was heard and taken under advisement in April 2020. On July 21, 2020, the bankruptcy court issued an order granting the motion to lift stay to permit the movants to pursue their claims and to recover any judgement or settlement from and to the extent of any available insurance coverage of D/C Distribution, LLC, only.

The parties in the D/C and in the prior pending Oahu Sugar bankruptcy have reached out to each other to determine if there is any interest in pursuing a settlement of the claims in the prior Oahu Sugar bankruptcy and the D/C bankruptcy insofar as the Fireman’s Fund insurance policies are concerned. Such discussions have taken place and are currently taking place. There are no assurances that a settlement of all claims and controversies relating to Waipio can be reached and, if reached, that it can be consummated.

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

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, is in the early stage of planning. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. including the Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. Mandates from the State of Hawaii and County of Maui include temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 14 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii. Certain state mandates have been extended through March 15, 2021. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively impact the Company’s results and financial position, the related financial impact cannot be reasonably estimated at this time and no such impact is recorded in these consolidated financial statements.

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

	2020	2019	2018
Revenues:
Property	$877	$491	$3,609
Agriculture	2,440	3,472	2,657
Corporate	36	221	152
	$3,353	$4,184	$6,418

Operating income (loss):
Property	$(1,537)	$(2,377)	$(1,170)
Agriculture	(936)	356	(156)

Operating income (loss)	(2,473)	(2,021)	(1,326)
Corporate	(2,985)	(3,031)	(2,427)

Operating income (loss) from continuing operations before income taxes	$(5,458)	$(5,052)	$(3,753)

Identifiable Assets:
Property	$16,816	$18,980	$20,987
Agriculture	57,170	57,529	56,969

	73,986	76,509	77,956
Corporate	28,162	29,649	30,950

	$102,148	$106,158	$108,906

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment currently consists primarily of coffee operations and licensing agreements.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2020	2019	2018
Capital Expenditures:
Property	$497	$406	$248
Agriculture	183	235	226
	$680	$641	$474

Depreciation and Amortization:
Property	$62	$57	$54
Agriculture	156	144	183
Total	$218	$201	$237

(9)       Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$(4,499)	$(3,870)	$(2,991)

Less: Net loss attributable to non-controlling interests	(759)	(243)	(83)

Net income (loss) attributable to stockholders	$(3,740)	$(3,627)	$(2,908)

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land – basic and diluted	$(2.03)	$(1.97)	$(1.58)

As of December 31, 2020, the Company had issued and outstanding 1,792,613 Common Shares and 52,000 Class C Shares. The Class C Shares have the same rights as the Common Shares except that the Class C Shares will not participate in any distributions until the holders of the Common Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data are based on the aggregate 1,844,613 outstanding shares.

(10)       Supplementary Quarterly Data (Unaudited)

	2020
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$1,000	$771	$534	$1,048

Net loss attributable to stockholders	$(718)	$(999)	$(711)	$(1,312)

Net loss per Share – basic and diluted	$(0.39)	$(0.54)	$(0.39)	$(0.71)

	2019
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$736	$1,957	$770	$721

Net loss attributable to stockholders	$(945)	$(61)	$(1,380)	$(1,241)

Net loss per Share – basic and diluted	$(0.51)	$(0.03)	$(0.75)	$(0.68)

	2018
	Quarter ended 3/31	Quarter ended 6/30	Quarter ended 9/30	Quarter ended 12/31
Total revenues	$1,820	$2,526	$650	$1,422

Net loss attributable to stockholders	$(778)	$(475)	$(719)	$(936)

Net loss per Share – basic and diluted	$(0.42)	$(0.26)	$(0.39)	$(0.51)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the accountants during the fiscal years 2020, 2019 and 2018.

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

Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2020.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of December 31, 2020, the executive officers and certain other officers of the Company were as follows:

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

Stephen Lovelette (age 64) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Since March 2019, Mr. Lovelette has been Chief Executive Officer of Kaanapali Land and since June 2018, Mr. Lovelette has been Chief Financial Officer of Kaanapali Land. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 30 years. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and its affiliates. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Total ($)
Gary Nickele	President and	2019(4)	57,870	N/A	57,870
	Chief Executive Officer	2018	138,888	N/A	138,888

Stephen A. Lovelette	Chief Executive Officer and Chief Financial Officer	2020	355,556	N/A	355,556
	Executive Vice President	2019	197,789	N/A	197,789
	and Chief Financial Officer	2018	190,816	N/A	190,816

(1)       The Company does not have a compensation committee. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

(2)       Includes CEO and all other executive officers.

(3)       Salary amounts for Messrs. Nickele and Lovelette represent the portion of total compensation allocated and charged to the Company.

(4)       2019 salary amount for Mr. Nickele represents compensation prior to retirement in March 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

                Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Common Shares owned directly (81.8% of the Common Shares) (1) (2)

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Common Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen J. Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of December 31, 2020, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions and Director Independence

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the years ended December 31, 2020, 2019 and 2018 was approximately $18 thousand, $20 thousand and $19 thousand, respectively, all of which was paid as of December 31, 2020.

The Company reimburses Pacific Trail and its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the years ended December 31, 2020, 2019 and 2018 were approximately $1.5 million, $1.3 million and $1.3 million, respectively, of which approximately $340 thousand was unpaid as of December 31, 2020.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The revenue amounts have been eliminated in consolidated financial statements.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services

In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2020, 2019 and 2018 are as follows:

(1)       Audit Fees

The fees incurred for the year ended December 31, 2020, 2019 and 2018 for professional services for the audit of the Company’s consolidated financial statements were approximately $220 thousand, $220 thousand and $215 thousand, respectively.

(2)       Audit Related Fees

None

(3)       Tax Fees

None

The Company has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the managing member of the Company before the service is undertaken.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.
	2.1	Order Confirming Second Amendment Joint Plan of Reorganization Dated June 1, 2002, including as an exhibit thereto, the Second Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code incorporated herein by reference the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	2.2	Second Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference from the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

	4.1	Description of the Registrant’s Common Shares

	10.1	Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

	21	List of Subsidiaries

	31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

	(1)	Previously filed as exhibits to Amfac Hawaii, LLC's Registration Statement on Form S-1 (as amended) under the Securities Act of 1933 (File No. 33-24180) and hereby incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Richard Helland
By:	Richard Helland Vice President
Date:	March 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Helland
By:	Richard Helland Vice President and Principal Accounting Officer
Date:	March 25, 2021

/s/ Stephen Lovelette
By:	Stephen Lovelette Chief Executive Officer and Chief Financial Officer
Date:	March 25, 2021