Form 10-Q
period 2021-03-31
KAANAPALI LAND LLC
filed 2021-05-14
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Yes [   ]    No [ X ]

As of May 14, 2021, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$17,735	$17,715
Restricted cash	888	902
Property, net	62,738	62,660
Pension plan assets	17,689	17,531
Other assets	1,882	3,340
Total assets	$100,932	$102,148

Liabilities
Accounts payable and accrued expenses	$659	$742
Deposits and deferred gains	1,750	1,987
Deferred income taxes	7,854	9,101
Other liabilities	15,699	11,799

Total liabilities	25,962	23,629

Commitments and contingencies (Note 7)

Equity
Common stock, at 3/31/21 and 12/31/20 non par value (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares)		--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income, net of tax	954	946
Accumulated earnings	67,886	71,440

Stockholders’ equity	74,311	77,857

Non-controlling interests	659	662

Total equity	74,970	78,519

Total liabilities and equity	$100,932	$102,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2021 and 2020

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Sales	$741	$873
Interest and other income	69	127
Total revenues	810	1,000
Cost and expenses:
Cost of sales	1,053	927
Selling, general and administrative	4,647	1,048
Depreciation and amortization	64	53
Total cost and expenses	5,764	2,028

Operating loss before income taxes	(4,954)	(1,028)

Income tax benefit	1,250	252

Net loss	(3,704)	(776)

Less: Net loss attributable to non-controlling interests	(147)	(58)

Net loss attributable to stockholders	$(3,557)	$(718)

Net loss per share – basic and diluted	$(1.93)	$(0.39)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2021 and 2020

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020

Net loss	$(3,704)	$(776)

Other comprehensive income:
Net unrealized gains on pension plan assets	10	17
Other comprehensive income, before tax	10	17

Income tax expense related to items of other comprehensive income	(2)	(4)
Other comprehensive income, net of tax	8	13

Comprehensive loss	(3,696)	(763)

Comprehensive income (loss) attributable to non-controlling interests	(147)	(58)

Comprehensive loss attributable to stockholders	$(3,549)	$(705)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2021 and 2020

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2020	$--	$5,471	$71,440	$946	$77,857	$662	$78,519

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	3	--	3	144	147

Other comprehensive income, net of tax	--	--	--	8	8	--	8

Net loss	--	--	(3,557)	--	(3,557)	(147)	(3,704)

Balance at March 31, 2021	$--	$5,471	$67,886	$954	$74,311	$659	$74,970

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance at December 31, 2019	$--	$5,471	$75,173	$(239)	$80,405	$1,061	$81,466

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	--	--	--	4	4

Other comprehensive income, net of tax	--	--	--	13	13	--	13

Net loss	--	--	(718)	--	(718)	(58)	(776)

Balance at March 31, 2020	$--	$5,471	$74,455	$(226)	$79,700	$1,007	$80,707

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$1	$(1,132)

Net cash used in investing activities:
Property additions	(142)	(214)
	(142)	(214)

Net cash provided by (used in) financing activities:
Contributions	147	108
Distributions	--	(104)
	147	4

Net increase (decrease) in cash, cash equivalents and restricted cash	6	(1,342)
Cash, cash equivalents and restricted cash at beginning of period	18,617	24,348

Cash, cash equivalents and restricted cash at end of period	$18,623	$23,006

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2020. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2020 Annual Report on Form 10-K.

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

Inventory of land held for sale, of approximately $736 and $736, representing Kaanapali Coffee Farms, is included in Property, net in the consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Land held for sale is recognized in the Property Segment as disclosed in footnote 9 Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as, farming bananas, citrus fruits and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of March 31, 2021 is a money market fund for $11,550 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards for the three months ended March 31, 2021 and 2020 were $527 and $674, respectively, related to coffee and other crop sales.

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

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 842 Leases (ASU 2016-02). Accounting Standards Update (“ASU”) 2016-02 requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. Subsequently, the FASB issued additional ASUs that further clarified the original ASU. The ASUs became effective for the Company on January 1, 2019. Upon adoption of the lease ASUs, the Company elected the practical expedients allowable under the ASUs, which included the optional transition method permitting January 1, 2019 to be its initial application date. The adoption of this guidance did not result in an adjustment to retained earnings. Additionally, the Company elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts continuing a lease, the lease classification for expired or existing contracts, and initial direct costs for any existing leases. Further, the Company elected the practical expedient regarding short-term leases, which allows lessees to elect not to apply the balance sheet recognition requirements in ASC 842 to short-term leases. Finally, under ASC 842, lessors are required to continually assess collectability of lessee payments, and, if operating lease payments are not probable of collection, to only recognize into income the lesser of (i) straight-line rental income or (ii) lease payments received to date. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three months ended March 31, 2021, the Company recognized approximately $181 and $170 during the three months ended March 31, 2020, of lease income, substantially comprised of non-variable lease payments. During the three months ended March 31, 2021, the Company recognized $16 and $18 during three months ended March 31, 2020, of lease expense, substantially comprised of non-variable lease payments.

Recently Issued Accounting Pronouncements

In June 2016, FASB updated ASC Topic 326 Financial Instruments – Credit Losses with ASU 2016-13 Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 for public companies except for smaller reporting companies whose effective date will be periods beginning after December 15, 2022. While the Company is currently evaluating the effect that implementation of this update will have on its condensed consolidated financial statements, no significant impact is anticipated.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740) to simplify the accounting for income taxes. This guidance removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The guidance also clarifies and simplifies other areas of ASC 740. This standard is effective for public companies for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, consisted of 51 agricultural lots, offered to individual buyers. The land improvements were completed during 2008. As of March 31, 2021, the Company sold fifty lots at Kaanapali Coffee Farms.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. Although certain off-site construction has begun at the site, the commitment remains outstanding as construction of such improvements does not yet trigger such funding. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078. The option expired on December 31, 2020, and the nonrefundable $525 option payment was included in Other income on the Company’s Condensed Consolidated Statement of Operations as of December 30, 2020. The 14.9 acre site is intended to be used for a hospital, skilled nursing facility, assisted living facility, and medical offices.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2021 and December 31, 2020 of $90,455 and $90,367, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the condensed consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Service cost	$70	$91
Interest cost	2	4
Expected return on plan assets	(230)	(218)
Recognized net actuarial loss	10	17
Net periodic pension credit	$(148)	$(106)

The Company recognizes the over funded status of its employee benefit plans as an asset in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2021 and December 31, 2020 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $0, respectively, and unrecognized actuarial gain of $1,289 ($954, net of tax) and $1,279 ($946, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the three months ending March 31, 2021 are $0 and $10 ($8 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $369, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $13, included in Other assets, are consolidated in the Company's balance sheet as of March 31, 2021.

(5)  Income Taxes

The statutes of limitations with respect to the Company's taxes for 2017 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all net operating losses (“NOL”) generated and not yet utilized are subject to adjustment by the IRS. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

Reference is made to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Tax Cuts and Jobs Act (the “Act”) repealed the corporate AMT and provided that prior AMT credits would be refundable. Any remaining AMT credit amount became refundable incrementally from 2018 through 2021. The CARES Act accelerated the refund schedule, enabling the Company to claim the refund in full. In February 2021, the Company received $1,483 of the expected refundable tax credit from the Internal Revenue Service. The remaining expected refundable tax credit of $1,437 is included in Other assets in the accompanying consolidated condensed financial statements.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to unaffiliated third parties. No such commissions were paid for the three months ended March 31, 2021 and 2020.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2021 and 2020 were $368 and $356, respectively, of which $254 was unpaid as of March 31, 2021.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $323 and $323 for the three months ended March 31, 2021 and 2020, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 9 Business Segment Information. The revenue amounts have been eliminated in the consolidated financial statements.

(7)  Commitments and Contingencies

At March 31, 2021, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

On April 16, 2021, the U.S. Department of Justice and the U.S. Environmental Protection Agency, on behalf of various federal agencies of the United States of America, executed a Consent Decree with Kaanapali Land, LLC, a Delaware limited liability company (the “Company”) that, if entered by the U.S. District Court sitting in the District of Hawaii, United States of America v. Kaanapali Land, and Oahu Sugar Company, LLC Case No. 1:21-CV-00190, would resolve the U.S. federal government’s current environmental claims against the Company with respect to contamination at the former mixing site on Waipio Peninsula on Oahu in Hawaii that had been leased by Oahu Sugar Company LLC, a former subsidiary of the Company. In return for payments by the Company totaling $7,500, the Consent Decree would resolve liability asserted by the U.S. government against the Company under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) as well as under the Clean Water Act, both for response costs (those costs expended for investigation and cleanup) and for natural resource damages.

The Company has been in discussions with Fireman’s Fund, the insurance carrier with which the Company and certain of its subsidiaries maintained liability policies, regarding the payment or reimbursement by Fireman’s Fund of a significant portion of the settlement amount to be paid by the Company under the Consent Decree. The Company can give no assurances as to what portion, if any, of the settlement payment will be recovered from Firemen’s Fund.

The Consent Decree is subject to a number of contingencies that could prevent it from being finalized with its current terms. In particular, and without limitation, (i) the Consent Decree has been lodged with the District Court for a period of at least 30 days for public notice and comment, and the United States has reserved the right to withdraw or withhold its consent if the comments regarding the Consent Decree disclose facts or considerations that indicate the Consent Decree is inappropriate, improper or inadequate, (ii) the Company may oppose entry of the Consent Decree as the result of any objection in other pending proceedings to use by the Company of site-related insurance proceeds from Fireman’s Fund; and (iii) the District Court in Hawaii might determine not to enter the Consent Decree as currently written or as approved by the federal government. There can be no assurance that the contingencies will not preclude entry of the Consent Decree. As a result of the execution of the Consent Decree and the proposed settlement payment of $7,500 by the Company thereunder, the Company evaluated, re-measured and adjusted its loss contingency related to the Waipio site at March 31, 2021.

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

The parties in the D/C and in the prior pending Oahu Sugar bankruptcy had reached out to each other to determine if there was any interest in pursuing settlements of the claims in the prior Oahu Sugar bankruptcy and the D/C bankruptcy insofar as the Fireman’s Fund insurance policies were concerned. Settlement discussions have taken place relative to the prior and pending claims in the two bankruptcies. There are no assurances that a settlement of any or all claims and controversies as relating to Waipio can be reached and, if reached, that it can be consummated.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. including the Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. Mandates from the State of Hawaii and County of Maui include temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 10 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii. Certain state mandates remain in effect unless terminated or extended by a separate proclamation. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively impact the Company’s results and financial position, the related financial impact cannot be reasonably estimated at this time and no such impact is recorded in these consolidated financial statements.

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2021	2020
Numerator:
Net loss	$(3,704)	$(776)
Less: Net loss attributable to non-controlling interests	(147)	(58)
Net loss attributable to stockholders	$(3,557)	$(718)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net loss per share, attributable to Kaanapali Land - basic and diluted	$(1.93)	$(0.39)

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

	Three Months Ended March 31,
	2021	2020
Revenues:
Property	$67	$150
Agriculture	691	819
Corporate	52	31
	$810	$1,000

Operating loss:
Property	$(315)	$(557)
Agriculture	(107)	154
Operating loss	(422)	(403)

Corporate	(4,532)	(625)

Operating loss before income taxes	$(4,954)	$(1,028)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2021 and December 31, 2020 of approximately $90 million and $90 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

The Company had cash and cash equivalents of approximately $18 million and $18 million, as of March 31, 2021 and December 31, 2020, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

On April 16, 2021, the U.S. Department of Justice and the U.S. Environmental Protection Agency, on behalf of various federal agencies of the United States of America, executed a Consent Decree with Kaanapali Land, LLC, a Delaware limited liability company (the “Company”) that, if entered by the U.S. District Court sitting in the District of Hawaii, United States of America v. Kaanapali Land, and Oahu Sugar Company, LLC Case No. 1:21-CV-00190, would resolve the U.S. federal government’s current environmental claims against the Company with respect to contamination at the former mixing site on Waipio Peninsula on Oahu in Hawaii that had been leased by Oahu Sugar Company LLC, a former subsidiary of the Company. In return for payments by the Company totaling $7.5 million, the Consent Decree would resolve liability asserted by the U.S. government against the Company under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) as well as under the Clean Water Act, both for response costs (those costs expended for investigation and cleanup) and for natural resource damages.

The Company has been in discussions with Fireman’s Fund, the insurance carrier with which the Company and certain of its subsidiaries maintained liability policies, regarding the payment or reimbursement by Fireman’s Fund of a significant portion of the settlement amount to be paid by the Company under the Consent Decree. The Company can give no assurances as to what portion, if any, of the settlement payment will be recovered from Firemen’s Fund.

The Consent Decree is subject to a number of contingencies that could prevent it from being finalized with its current terms. In particular, and without limitation, (i) the Consent Decree has been lodged with the District Court for a period of at least 30 days for public notice and comment, and the United States has reserved the right to withdraw or withhold its consent if the comments regarding the Consent Decree disclose facts or considerations that indicate the Consent Decree is inappropriate, improper or inadequate, (ii) the Company may oppose entry of the Consent Decree as the result of any objection in other pending proceedings to use by the Company of site-related insurance proceeds from Fireman’s Fund; and (iii) the District Court in Hawaii might determine not to enter the Consent Decree as currently written or as approved by the federal government. There can be no assurance that the contingencies will not preclude entry of the Consent Decree.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 has caused and is likely to continue to have an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. The duration of the disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively and materially impact our results and financial position, the related financial impact cannot be reasonably estimated at this time. The Company continues to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and other subsequent federal legislation.

Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

The decrease in other assets at March 31, 2021 as compared to December 31, 2020 is primarily due to refundable AMT tax credits received from the IRS in February 2021.

The decrease in sales for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is primarily due to the negative impact on coffee sales due to continued mandates including restrictions on travel, both inter-island and trans-Pacific arrivals to the Hawaiian islands, and other mandates negatively impacting business and the economy in Hawaii related to the COVID-19 pandemic.

The increase in selling, general and administrative expenses for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is due to the adjustment of the loss contingency related to the Waipio site at March 31, 2021.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer/principal financial officer has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth under “Commitments and Contingencies” in Note 7 of the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to the risks described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.       Defaults Upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits

3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 10 filed May 1, 2003 and hereby incorporated by reference.

3.2	Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 8-K filed April 21, 2008 and hereby incorporated by reference.

10.1	Consent Decree entered into as of April 16, 2021, for the United States of America by U.S. Department of Justice and U.S. Environmental Protection Agency and by Kaanapali Land, LLC and Oahu Sugar Company, LLC. filed as an exhibit to the Company’s report on Form 8-K filed April 22, 2021, and hereby incorporated by reference.

10.2	Restricted Share Agreement dated April 15, 2008 is filed as an exhibit to the Company's report on Form 10-Q filed August 14, 2008 and hereby incorporated by reference.

31.1	Certification of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

32.	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	May 14, 2021