Form 10-Q
period 2021-06-30
KAANAPALI LAND LLC
filed 2021-08-12
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

or

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

Yes [   ]    No [ X ]

As of August 12, 2021, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$16,764	$17,715
Restricted cash	868	902
Property, net	62,843	62,660
Pension plan assets	17,846	17,531
Other assets	1,885	3,340
Total assets	$100,206	$102,148

Liabilities
Accounts payable and accrued expenses	$636	$742
Deposits and deferred gains	1,740	1,987
Deferred income taxes	7,711	9,101
Other liabilities	15,513	11,799

Total liabilities	25,600	23,629

Commitments and contingencies (Note 7)	--	--

Equity
Common stock, at 6/30/21 and 12/31/20 non par value (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income, net of tax	961	946
Accumulated earnings	67,472	71,440

Stockholders’ equity	73,904	77,857

Non-controlling interests	702	662

Total equity	74,606	78,519

Total liabilities and equity	$100,206	$102,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Sales and rental revenues	$972	$744	$1,713	$1,617
Interest and other income	16	27	85	154
Total revenues	988	771	1,798	1,771
Cost and expenses:
Cost of sales	1,118	1,078	2,171	2,005
Selling, general and administrative	466	1,126	5,113	2,174
Depreciation and amortization	68	53	132	106
Total cost and expenses	1,652	2,257	7,416	4,285
Operating loss before income taxes	(664)	(1,486)	(5,618)	(2,514)

Income tax benefit	146	351	1,396	603

Net loss	(518)	(1,135)	(4,222)	(1,911)

Less: Net loss attributable to non controlling interests	(101)	(136)	(248)	(194)

Net loss attributable to stockholders	$(417)	$(999)	$(3,974)	$(1,717)

Net loss per share - basic and diluted	$(0.23)	$(0.54)	$(2.15)	$(0.93)

 The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(518)	$(1,135)	$(4,222)	$(1,911)

Other comprehensive income:
Net unrealized gains on pension plan assets	10	16	20	33
Other comprehensive income	10	16	20	33

Income tax expense related to items of other comprehensive income	(3)	(4)	(5)	(8)
Other comprehensive income, net of tax	7	12	15	25

Comprehensive loss	(511)	(1,123)	(4,207)	(1,886)

Comprehensive loss attributable to non controlling interests	(101)	(136)	(248)	(194)

Comprehensive loss attributable to stockholders	$(410)	$(987)	$(3,959)	$(1,692)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Six Months Ended June 30, 2021

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance, December 31, 2020	$--	$5,471	$71,440	$946	$77,857	$662	$78,519

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	3	--	3	144	147

Other comprehensive income, net of tax	--	--	--	8	8	--	8

Net loss	--	--	(3,557)	--	(3,557)	(147)	(3,704)

Balance, March 31, 2021	--	5,471	67,886	954	74,311	659	74,970

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	3	--	3	144	147

Other comprehensive income, net of tax	--	--	--	7	7	--	7

Net loss	--	--	(417)	--	(417)	(101)	(518)

Balance, June 30, 2021	$--	$5,471	$67,472	$961	$73,904	$702	$74,606

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Six Months Ended June 30, 2020

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance, December 31, 2019	$--	$5,471	$75,173	$(239)	$80,405	$1,061	$81,466

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	-	0	--	0	4	4

Other comprehensive income, net of tax	--	--	--	13	13	--	13

Net loss	--	--	(718)	--	(718)	(58)	(776)

Balance, March 31, 2020	--	5,471	74,455	(226)	79,700	1,007	80,707

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	106	108

Other comprehensive income, net of tax	--	--	--	12	12	--	12

Net loss	--	--	(999)	--	(999)	(136)	(1,135)

Balance, June 30, 2020	$--	$5,471	$73,458	$(214)	$78,715	$977	$79,692

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020

(Unaudited)

(Dollars in Thousands)

	2021	2020
Net cash used in operating activities	$(964)	$(2,441)

Net cash used in investing activities:
Property additions	(315)	(439)

Net cash provided by (used in) financing activities:
Contributions	294	216
Distributions	--	(104)
	294	112

Net decrease in cash and cash equivalents	(985)	(2,768)
Cash and cash equivalents and restricted cash at beginning of period	18,617	24,348

Cash and cash equivalents and restricted cash at end of period	$17,632	$21,580

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

Inventory of land held for sale, of approximately $736 and $736, representing Kaanapali Coffee Farms, is included in Property, net in the consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Land held for sale is recognized in the Property Segment as disclosed in footnote 9 Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as, farming bananas, citrus fruits and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of June 30, 2021 is a money market fund for $11,050 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards for the three months ended June 30, 2021 and 2020 were $1,266 and $1,208, respectively, related to coffee and other crop sales.

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and six months ended June 30, 2021, the Company recognized approximately $192 and $373, respectively, and approximately $166 and $336, respectively, during the three and six months ended June 30, 2020, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and six months ended June 30, 2021, the Company recognized $15 and $31, respectively, and $26 and $44 during the three and six months ended June 30, 2020, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximate 55 acre cultural resources lot to an agricultural lot, which will be offered for sale. As of June 30, 2021, the Company sold fifty lots at Kaanapali Coffee Farms.

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

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2021 and December 31, 2020 of $90,543 and $90,367, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the condensed consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The Company’s Pension Plan has excess assets of approximately $18 million. The Company is exploring the feasibility of liquidating the Pension Plan for future liquidity needs.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$70	$91	$140	$182
Interest cost	2	4	4	9
Expected return on plan assets	(230)	(220)	(460)	(439)
Recognized net actuarial loss	10	16	20	33
Net periodic pension cost (credit)	$(148)	$(109)	$(296)	$(215)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2021 and December 31, 2020 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $0, respectively, and unrecognized actuarial gain of $1,299 ($961, net of tax) and $1,279 ($946, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the six months ending June 30, 2020 are $0 and $20 ($14 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The deferred compensation liability of $369, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $13, included in Other assets, are included in the Company's balance sheet as of June 30, 2021.

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

The Tax Cuts and Jobs Act (the “Act”) repealed the corporate AMT and provided that prior AMT credits would be refundable. Any remaining AMT credit amount became refundable incrementally from 2018 through 2021. The CARES Act accelerated the refund schedule, enabling the Company to claim the refund in full. In February 2021, the Company received $1,483, including interest, of the expected refundable tax credit from the Internal Revenue Service. The remaining expected refundable tax credit of $1,437 is included in Other assets in the accompanying consolidated condensed financial statements. In July 2021, the Company received the remaining tax credit of $1,437 from the Internal Revenue Service.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to unaffiliated third parties. Commissions paid for the three and six months ended June 30, 2021 were $19 and $19, respectively, and $17 and $17 for the three and six months ended June 30, 2020, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2021 and 2020 were $365 and $734, respectively, and $370 and $726, respectively, of which $338 was unpaid as of June 30, 2021.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $323 and $646 for the three and six months ended June 30, 2021, respectively, and $323 and $646 for the three and six months ended June 30, 2020, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 9 Business Segment Information. The revenue amounts have been eliminated in the consolidated financial statements.

(7)  Commitments and Contingencies

At June 30, 2021, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

On April 16, 2021, the U.S. Department of Justice and the U.S. Environmental Protection Agency, on behalf of various federal agencies of the United States of America, executed a Consent Decree with Kaanapali Land, LLC, a Delaware limited liability company (the “Company”) that, if entered by the U.S. District Court sitting in the District of Hawaii, United States of America v. Kaanapali Land, and Oahu Sugar Company, LLC Case No. 1:21-CV-00190, would resolve the U.S. federal government’s current environmental claims against the Company with respect to contamination at the former mixing site on Waipio Peninsula on Oahu in Hawaii that had been leased by Oahu Sugar Company LLC, a former subsidiary of the Company. In return for payments by the Company totaling $7,500, the Consent Decree would resolve liability asserted by the U.S. government against the Company under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) as well as under the Clean Water Act, both for response costs (those costs expended for investigation and cleanup) and for natural resource damages. This case is proceeding and there are no assurances that the Consent Decree will be approved.

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

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DNLR”) that DNLR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in July 2021. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating important plans to address emergency events and basic operations and maintenance. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. including the Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have caused an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. Certain mandates from the State of Hawaii and County of Maui including temporary business closures, stay at home and work from home orders of workers of certain non-essential businesses, and 10 day self-quarantine of persons traveling inter-island and arriving or returning to the State of Hawaii have eased, resulting in increased tourism to Hawaii, including Maui. Other state mandates remain in effect unless terminated or extended by a separate proclamation. The effects of an improving economy may be negatively impacted by surges in COVID-19 and new variants, the administration and effectiveness of vaccines and government responses to future developments. The duration of the ongoing disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively impact the Company’s results and financial position, the related financial impact cannot be reasonably estimated at this time and no such impact is recorded in these consolidated financial statements.

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(518)	$(1,135)	$(4,222)	$(1,911)
Less: Net income attributable to non controlling interests	(101)	(136)	(248)	(194)
Net loss attributable to stockholders	$(417)	$(999)	$(3,974)	$(1,717)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.23)	$(0.54)	$(2.15)	$(0.93)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Property	$84	$96	$151	$246
Agriculture	903	671	1,594	1,490
Corporate	1	4	53	35
	$988	$771	$1,798	$1,771

Operating income (loss):
Property	$(354)	$(488)	$(669)	$(1,045)
Agriculture	15	(124)	(92)	30
Operating income (loss)	(339)	(612)	(761)	(1,015)

Corporate	(325)	(874)	(4,857)	(1,499)

Operating income (loss) before income taxes	$(664)	$(1,486)	$(5,618)	$(2,514)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2021 and December 31, 2020 of approximately $91 million and $90 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

The Company had cash and cash equivalents of approximately $17 million and $18 million, as of June 30, 2021 and December 31, 2020, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

The Company’s Pension Plan has excess assets of approximately $18 million. The Company is exploring the feasibility of liquidating the Pension Plan for future liquidity needs.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have caused an adverse impact on economic activity, including business closures, increased unemployment, financial market instability, and reduced tourism to Maui. The effects of an improving economy may be negatively impacted by surges in COVID-19 and new variants, the administration and effectiveness of vaccines and government responses to future developments. The duration of the ongoing disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively and materially impact our results and financial position, the related financial impact cannot be reasonably estimated at this time. The Company continues to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and other subsequent federal legislation.

Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

The decrease in other assets at June 30, 2021 as compared to December 31, 2020 is primarily due to refundable AMT tax credits received from the IRS in February 2021.

The increase in selling, general and administrative expenses for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and the related increase in Other liabilities at June 30, 2021 as compared to December 31, 2020 is due to the adjustment of the loss contingency related to the Waipio site at March 31, 2021.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	August 12, 2021