Form 10-Q
period 2021-09-30
KAANAPALI LAND LLC
filed 2021-11-12
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Yes [   ]    No [ X ]

As of November 12, 2021, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2021	December 31, 2020

Assets
Cash and cash equivalents	$16,852	$17,715
Restricted cash	878	902
Property, net	62,857	62,660
Pension plan assets	18,004	17,531
Other assets	697	3,340
Total assets	$99,288	$102,148

Liabilities
Accounts payable and accrued expenses	$615	$742
Deposits and deferred gains	1,757	1,987
Deferred income taxes	7,500	9,101
Other liabilities	15,452	11,799

Total liabilities	25,324	23,629

Commitments and contingencies (Note 7)
Equity
Common stock, at 9/30/21 and 12/31/20 non par value (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income, net of tax	968	946
Accumulated earnings	66,867	71,440

Stockholders’ equity	73,306	77,857

Non-controlling interests	658	662

Total equity	73,964	78,519

Total liabilities and equity	$99,288	$102,148

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Sales and rental revenues	$811	$511	$2,524	$2,128
Interest and other income	73	23	158	177
Total revenues	884	534	2,682	2,305
Cost and expenses:
Cost of sales	1,250	1,088	3,421	3,093
Selling, general and administrative	589	676	5,702	2,850
Depreciation and amortization	69	56	201	162
Total cost and expenses	1,908	1,820	9,324	6,105
Operating income (loss) before income taxes	(1,024)	(1,286)	(6,642)	(3,800)

Income tax benefit	214	251	1,610	854

Net loss	(810)	(1,035)	(5,032)	(2,946)

Less: Net income (loss) attributable to non controlling interests	(202)	(324)	(450)	(518)

Net loss attributable to stockholders	$(608)	$(711)	$(4,582)	$(2,428)

Net loss per share - basic and diluted	$(0.33)	$(0.39)	$(2.48)	$(1.32)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(810)	$(1,035)	$(5,032)	$(2,946)

Other comprehensive income:
Net unrealized gains on pension plan assets	10	15	30	48
Other comprehensive income, before tax	10	15	30	48

Income tax expense related to items of other comprehensive income	(3)	(4)	(8)	(12)
Other comprehensive income, net of tax	7	11	22	36

Comprehensive loss	(803)	(1,024)	(5,010)	(2,910)

Comprehensive loss attributable to non controlling interests	(202)	(324)	(450)	(518)

Comprehensive loss attributable to stockholders	$(601)	$(700)	$(4,560)	$(2,392)

The accompanying notes are an integral part of the condensed consolidated financial statements.

 KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2021

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance, December 31, 2020	$--	$5,471	$71,440	$946	$77,857	$662	$78,519

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	3	--	3	144	147

Other comprehensive income, net of tax	--	--	--	8	8	--	8

Net loss	--	--	(3,557)	--	(3,557)	(147)	(3,704)
Balance, March 31, 2021	--	5,471	67,886	954	74,311	659	74,970

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	3	--	3	144	147

Other comprehensive income, net of tax	--	--	--	7	7	--	7

Net loss	--	--	(417)	--	(417)	(101)	(518)
Balance, June 30, 2021	--	5,471	67,472	961	73,904	702	74,606

Effect of consolidating Kaanapali Coffee Farms Lot Owners’ Association	--	--	3	--	3	158	161

Other comprehensive income, net of tax	--	--	--	7	7	--	7

Net loss	--	--	(608)	--	(608)	(202)	(810)

Balance, September 30, 2021	$--	$5,471	$66,867	$968	$73,306	$658	$73,964

 The accompanying notes are an integral part of the condensed consolidated financial statements.

 KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2020

(Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance, December 31, 2019	$--	$5,471	$75,173	$(239)	$80,405	$1,061	$81,466

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	-	0	--	0	4	4

Other comprehensive income, net of tax	--	--	--	13	13	--	13

Net loss	--	--	(718)	--	(718)	(58)	(776)

Balance, March 31, 2020	--	5,471	74,455	(226)	79,700	1,007	80,707

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	106	108

Other comprehensive income, net of tax	--	--	--	12	12	--	12

Net loss	--	--	(999)	--	(999)	(136)	(1,135)

Balance, June 30, 2020	--	5,471	73,458	(214)	78,715	977	79,692

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	2	--	2	106	108

Other comprehensive income, net of tax	--	--	--	11	11	--	11

Net loss	--	--	(711)	--	(711)	(324)	(1,035)

Balance, September 30, 2020	$--	$5,471	$72,749	$(203)	$78,017	$759	$78,776

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(Dollars in Thousands)

	2021	2020
Net cash used in operating activities	$(944)	$(4,446)

Net cash used in investing activities:
Property additions	(398)	(485)
	(398)	(485)

Net cash provided by financing activities:
Contributions related to the LOA	455	220
	455	220

Net decrease in cash, cash equivalents and restricted cash	(887)	(4,711)
Cash, cash equivalents and restricted cash at beginning of period	18,617	24,348

Cash, cash equivalents and restricted cash at end of period	$17,730	$19,637

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

Inventory of land held for sale, of approximately $736 and $736, representing Kaanapali Coffee Farms, is included in Property, net in the consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Land held for sale is recognized in the Property Segment as disclosed in footnote 9 Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as, farming bananas, citrus fruits and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of September 30, 2021 is a money market fund for $10,400 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards for the nine months ended September 30, 2021 and 2020 were $1,851 and $1,537, respectively, related to coffee and other crop sales.

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and nine months ended September 30, 2021, the Company recognized approximately $189 and $563, respectively, and approximately $162 and $498, respectively, during the three and nine months ended September 30, 2020, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and nine months ended September 30, 2021, the Company recognized $17 and $47, respectively, and $17 and $58 during the three and nine months ended September 30, 2020, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (ASU 2020-04) which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. ASU 2020-04 is effective for fiscal years beginning after December 31, 2022. While the Company is currently evaluating the effect that the implementation of this guidance will have on its condensed consolidated financial statements, no significant impact is anticipated.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximate 55 acre cultural resources lot to an agricultural lot, which will be offered for sale. As of September 30, 2021, the Company sold fifty lots at Kaanapali Coffee Farms.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. Although certain off-site construction has begun at the site, the commitment remains outstanding as construction of such improvements does not yet trigger such funding. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078. The option expired on December 31, 2020, and the nonrefundable $525 option payment was included in Other income on the Company’s Condensed Consolidated Statement of Operations as of December 30, 2020. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2021 and December 31, 2020 of $90,631 and $90,367, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the condensed consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$70	$92	$211	$274
Interest cost	2	5	5	14
Expected return on plan assets	(230)	(219)	(690)	(658)
Recognized net actuarial loss	10	15	30	48
Net periodic pension cost (credit)	$(148)	$(107)	$(444)	$(322)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2021 and December 31, 2020 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $0, respectively, and unrecognized actuarial gain of $1,308 ($968, net of tax) and $1,279 ($946, net of tax), respectively. The prior service cost and actuarial loss recognized in net periodic pension cost for the nine months ending September 30, 2021 are $0 and $30 ($22 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The deferred compensation liability of $369, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $13, included in Other assets, are included in the Company's condensed consolidated balance sheet as of September 30, 2021.

(5)  Income Taxes

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

The Tax Cuts and Jobs Act (the “Act”) repealed the corporate AMT and provided that prior AMT credits would be refundable. Any remaining AMT credit amount became refundable incrementally from 2018 through 2021. The CARES Act accelerated the refund schedule, enabling the Company to claim the refund in full. In February and July 2021, the Company received $1,483 and $1,486, respectively, including interest, of the refundable tax credit from the Internal Revenue Service.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to unaffiliated third parties. Commissions paid were $0 and $20 for the three and nine months ended September 30, 2021, respectively, and $1 and $18 for the three and nine months ended September 30, 2020, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020 were $365 and $1,099, respectively, and $370 and $1,096, respectively, of which $0 was unpaid as of September 30, 2021.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $323 and $969 for the three and nine months ended September 30, 2021, respectively, and $323 and $969 for the three and nine months ended September 30, 2020, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 9 Business Segment Information. The revenue amounts have been eliminated in the condensed consolidated financial statements.

(7)  Commitments and Contingencies

At September 30, 2021, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

The Consent Decree is subject to a number of contingencies that could prevent it from being finalized with its current terms. In particular, and without limitation, (i) the Consent Decree has been lodged with the District Court for a period of at least 30 days for public notice and comment, and the United States has reserved the right to withdraw or withhold its consent if the comments regarding the Consent Decree disclose facts or considerations that indicate the Consent Decree is inappropriate, improper or inadequate, (ii) the Company may oppose entry of the Consent Decree as the result of any objection in other pending proceedings to use by the Company of site-related insurance proceeds from Fireman’s Fund; and (iii) the District Court in Hawaii might determine not to enter the Consent Decree as currently written or as approved by the federal government. There can be no assurance that the contingencies will not preclude entry of the Consent Decree. As a result of the execution of the Consent Decree and the proposed settlement payment of $7,500 by the Company thereunder, the Company evaluated, re-measured and adjusted its loss contingency related to the Waipio site during first quarter 2021.

Fireman’s Fund and the Company have agreed in principle to enter into a settlement and release (the “Insurance Settlement”). The Insurance Settlement is not yet consummated.

Under the Insurance Settlement, Fireman’s Fund proposes to pay $6,800,000 into an escrow for potential use in funding the Consent Decree that was entered into with various federal agencies. That Consent Decree, if entered by United States District Court for the District of Hawaii (the “Court”), would resolve certain environmental claims against the Company with respect to the former mixing site on Waipio Peninsula on Oahu in Hawaii (the “Mixing Site”). The Consent Decree remains subject to a number of contingencies described above and has not yet been entered by the Court. If the Consent Decree is entered and finally approved by the Court in the form initially submitted by the Company and the federal government, the escrowed funds plus interest are to be paid to the Environmental Protection Agency or the Company to fund the settlement that is the subject of the Consent Decree. If the Consent Decree is not so entered and approved, at the Company’s sole option, it can either accept the escrowed funds and interest or return such funds to Fireman’s Fund. If the Company accepts the funds from escrow, the releases set forth in the Insurance Settlement and other terms of the Insurance Settlement shall be deemed to have been met. The Insurance Settlement provides, among other terms and conditions, mutual releases of Claims for coverage for Environmental Claims at the Mixing Site under known and unknown Fireman’s Fund insurance policies. If the escrowed funds are returned to Fireman’s Fund, the Insurance Settlement as proposed shall be deemed null and void. There are no assurances that the Insurance Settlement will be consummated.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. including the Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have caused an adverse impact on economic activity, including disruptions to global supply chains, business closures, stricter work rules, increased unemployment, financial market instability, and reduced tourism to Maui. Certain travel restrictions to the State of Hawaii and the County of Maui were eased over the summer of 2021 resulting in a significant increase in visitor arrivals to Maui. In late August 2021, the COVID-19 Delta variant caused an increase in hospitalizations and as a result, the Governor requested visitors and residents to delay all non-essential travel through the end of October 2021 which resulted in a decrease in economic activity on Maui. Other state mandates remain in effect unless terminated or extended by a separate proclamation. The effects of an improving economy may continue to be negatively impacted by surges in COVID-19 and new variants, the administration and effectiveness of vaccines and government responses to future developments. The duration of the ongoing disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively impact the Company’s results and financial position, the related financial impact cannot be reasonably estimated at this time and no such impact is recorded in these consolidated financial statements.

(8)  Calculation of Net Loss Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2021	2020	2021	2020
Numerator:
Net loss	$(810)	$(1,035)	$(5,032)	$(2,946)
Less: Net loss attributable to non controlling interests	(202)	(324)	(450)	(518)
Net loss attributable to stockholders	$(608)	$(711)	$(4,582)	$(2,428)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845	1,845	1,845

Net loss per share, attributable to Kaanapali Land - basic and diluted	$(0.33)	$(0.39)	$(2.48)	$(1.32)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Property	$60	$59	$211	$305
Agriculture	769	474	2,363	1,964
Corporate	55	1	108	36
	$884	$534	$2,682	$2,305

Operating loss:
Property	$(479)	$(435)	$(1,148)	$(1,480)
Agriculture	(131)	(363)	(223)	(333)
Operating loss	(610)	(798)	(1,371)	(1,813)

Corporate	(414)	(488)	(5,271)	(1,987)

Operating loss before income taxes	$(1,024)	$(1,286)	$(6,642)	$(3,800)

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2021 and December 31, 2020 of approximately $91 million and $90 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

The Company had cash and cash equivalents of approximately $17 million and $18 million, as of September 30, 2021 and December 31, 2020, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Fireman’s Fund and the Company have agreed in principle to enter into a settlement and release (the “Insurance Settlement”). The Insurance Settlement is not yet consummated.

Under the Insurance Settlement, Fireman’s Fund proposes to pay $6,800,000 into an escrow for potential use in funding the Consent Decree that was entered into with various federal agencies. That Consent Decree, if entered by United States District Court for the District of Hawaii (the “Court”), would resolve certain environmental claims against the Company with respect to the former mixing site on Waipio Peninsula on Oahu in Hawaii (the “Mixing Site”). The Consent Decree remains subject to a number of contingencies described above and has not yet been entered by the Court. If the Consent Decree is entered and finally approved by the Court in the form initially submitted by the Company and the federal government, the escrowed funds plus interest are to be paid to the Environmental Protection Agency or the Company to fund the settlement that is the subject of the Consent Decree. If the Consent Decree is not so entered and approved, at the Company’s sole option, it can either accept the escrowed funds and interest or return such funds to Fireman’s Fund. If the Company accepts the funds from escrow, the releases set forth in the Insurance Settlement and other terms of the Insurance Settlement shall be deemed to have been met. The Insurance Settlement provides, among other terms and conditions, mutual releases of Claims for coverage for Environmental Claims at the Mixing Site under known and unknown Fireman’s Fund insurance policies. If the escrowed funds are returned to Fireman’s Fund, the Insurance Settlement as proposed shall be deemed null and void. There are no assurances that the Insurance Settlement will be consummated.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company is working with the County to resolve certain of the County’s comments relating to the subdivision. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County of Maui, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development and the considerable uncertainty surrounding the COVID-19 pandemic and its continuing repercussions may impact the viability or timing of the project. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 have caused an adverse impact on economic activity, including disruptions to global supply chains, business closures, stricter work rules, increased unemployment, financial market instability, and reduced tourism to Maui. Certain travel restrictions to the State of Hawaii and the County of Maui were eased over the summer of 2021 resulting in a significant increase in visitor arrivals to Maui. In late August 2021, the COVID-19 Delta variant caused an increase in hospitalizations and as a result, the Governor requested visitors and residents to delay all non-essential travel through the end of October 2021 which resulted in a decrease in economic activity on Maui. The effects of an improving economy may continue to be negatively impacted by surges in COVID-19 and new variants, the administration and effectiveness of vaccines and government responses to future developments. The duration of the ongoing disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter will negatively and materially impact our results and financial position, the related financial impact cannot be reasonably estimated at this time. The Company continues to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and other subsequent federal legislation.

Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

The decrease in other assets at September 30, 2021 as compared to December 31, 2020 is primarily due to refundable AMT tax credits received from the IRS in February and July 2021.

The increase in other liabilities at September 30, 2021 as compared to December 31, 2021 and the related increase in selling, general and administrative expenses for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is due to the adjustment of the loss contingency related to the Waipio site during the first quarter of 2021.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	November 12, 2021