Form 10-K
period 2021-12-31
KAANAPALI LAND LLC
filed 2022-03-30
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 0-50273

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ X ]
		Emerging growth company	[ ]

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

As of March 30, 2022, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

During 2012, Maui County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas. The County of Maui recognized the Kaanapali 2020 Development Plan to be within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to State Land Use reclassification of some of the land from agriculture to urban, appropriate designation under the County community plan, and the appropriate County zoning designation included in the Maui County General Plan noting it as an urban growth area. In December 2021, the West Maui Community Plan (“WMCP”), which consists of a vision statement, goals, policies, and actions to guide growth and preservation in West Maui, was updated and became part of the General Plan. The Company is evaluating the effect, if any, the changes to the WMCP will have on its development plans. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies. There are no assurances that the Company can obtain approvals or deviations.

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

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms. The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company is working with the County to resolve certain of the County’s comments relating to the subdivision. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County of Maui, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

Other Maui Property. The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned primarily industrial. This is the former site of Pioneer Mill's sugar mill on Maui and continues to be the site of the coffee mill operation. In addition, portions of this parcel are subject to various short-term license agreements with third parties that generate minor amounts of income for the Company. Plans are in process for future potential development of the site.

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

The Company sells milled green coffee under the brand name Mauigrown Coffee to mostly interisland Hawaii customers, generally roasters who have retail coffee shops and also sell to grocery stores and online. Based on availability, green coffee is also shipped and sold to mainland and international customers, including roasters, dealers, and traders. Portions of the coffee farms are operated as part of the 336-acre Kaanapali Coffee Farms agricultural subdivision, in which a portion of each lot owned by the lot owner is used for their single-family dwelling, while the remainder of the lot containing coffee trees is farmed by the Company. The Company has entered into certain consulting and marketing agreements with the Kaanapali Coffee Farms Lot Owners Association in this regard. The planned 295-acre, second phase of the Kaanapali Coffee Farms agricultural subdivision will be within the coffee farming area as well. The Company continues to plant additional acreage of coffee on its agricultural land not currently included in the developable lands of Kaanapali 2020.

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

The coffee is sold as Maui origin “specialty coffee” (as defined by the Specialty Coffee Association) as is most coffee produced in Hawaii. Hawaiian coffees generally command a higher price per pound green than many other specialty coffees produced around the world but there can be no assurance such prices will continue or that coffee prices or yields will be sufficient to cover all costs of production and sales. The COVID-19 pandemic negatively impacted coffee sales in 2020, due to the travel restrictions, quarantines and reduced tourism affecting all the Hawaiian Islands. Coffee sales have since recovered during 2021.

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

Significant Asset Sales

The Company has in the past consummated various strategic sales of bulk land. These transactions were generally pursued in order to raise additional cash that would enhance the Company’s ability to fund the Kaanapali 2020 developments including, but not limited to Kaanapali Coffee Farms, and other Company overhead costs. While this is not the current focus of the Company, it has from time to time in the ordinary course of business engaged in discussions with third parties who may be interested in certain parcels.

Employees

At March 1, 2022, Kaanapali Land and its subsidiaries had employed a total of 23 employees. Certain corporate services are provided by Pacific Trail Holdings, LLC (“Pacific Trail”) and its affiliates. Pacific Trail owns in excess of 80% of the Common Shares of Kaanapali Land. Kaanapali Land reimburses Pacific Trail and its affiliates for these services and related overhead at cost.

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

Maui's residential real estate market experienced a dramatic slow down beginning in the latter part of 2005. The international credit crisis resulted in both national and global economic downturns and had a significant adverse impact on the Hawaiian economy. Market conditions moved in a positive direction from 2014 through 2019. The COVID-19 pandemic adversely impacted real estate development and caused overall economic and financial market instability during 2020 and early 2021. Market conditions improved during 2021 but a resurgence of COVID-19, or the emergence of new, significant variants, could cause a weakening of the Maui real estate market which could negatively impact the Company.

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

Environmental Matters

The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to substances including asbestos related liabilities. Regarding asbestos related liabilities, Kaanapali Land, as successor to other entities and D/C Distribution Corporation (“D/C”) have been named as defendants in personal injury actions allegedly based on exposure to asbestos. Those laws and regulations often impose liability without regard to fault. With regard to other environmental matters as generally described in the risk factors set forth below, no assurance can be given that those matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Reference is made to Item 1A. Risk Factors and Note 7 of the consolidated financial statements for a description of certain legal proceedings related to environmental conditions.

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

Risks Related to Hawaiian Real Estate and Development Markets

The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Village Mauka), as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or pace of sales of properties or changes in costs of construction or development; increased and continuing government mandates; adverse changes in Hawaiian economic conditions, such as increased costs and availability of labor, increased costs of marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as geopolitical events in Europe, the Middle East, Asia, and Russia’s invasion of Ukraine, additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; substantial increase in cost of travel to Hawaii due to the increase in fuel costs or other events in the airline industry that could lessen travel and tourism in Hawaii; the spread of contagious viruses or diseases, including the COVID-19 coronavirus, or the emergence of new, significant variants, that could negatively impact commerce generally and travel to Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; increase in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

During 2012, Maui County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas. The County of Maui recognized the Kaanapali 2020 Development Plan to be within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to State Land Use reclassification of some of the land from agriculture to urban, appropriate designation under the County community plan, and the appropriate County zoning designation included in the Maui County General Plan noting it as an urban growth area. In December 2021, the West Maui Community Plan (“WMCP”), which consists of a vision statement, goals, policies, and actions to guide growth and preservation in West Maui, was updated and became part of the General Plan. The Company is evaluating the effect, if any, the changes to the WMCP will have on its development plans. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies. Thgere are no assurances that the Company can obtain approvals or deviations.

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

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the value of Company's properties and its profitability and sales. The past downturn in the Asian economy, particularly the Japanese economy, had a profound effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada. A weakening of the Maui real estate market has in the past, and would in the future negatively impact the Company.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged structures and facilities. Climate change, flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company. In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, as described in Note 7 of the consolidated financial statements, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in July 2021. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth and roots and stumps left in place, erosion of slopes, uncertainty of inflow control, spillway capacity, freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating important plans to address emergency events and basic operations and maintenance. Remediation of all cited deficiencies could result in significant and costly improvements which may be material to the Company.

The DLNR categorizes the reservoirs as "high hazard" under State of Hawaii Administrative Rules and State Statutes concerning dam and reservoir safety. This classification, which bears upon government oversight and reporting requirements, may increase the cost of managing and maintaining these reservoirs in a material manner.

Risks Relating to Agriculture

The Company remains engaged in farming, harvesting, and milling operations relating to coffee orchards. The Company incurs significant risks relating to the cost of growing and maintaining the coffee trees and producing and selling the coffee. The Company is experiencing rising costs in its farming operations as a result of the global supply chain disruptions, local labor shortages and the recent rise in inflation. Such cost increases may negatively impact the Company’s results of operations in the future and may cause disruptions in the Company’s development plans. The Company also incurs the risk that coffee farming could be materially affected because of the adverse effects on coffee yields caused by coffee berry borer, coffee leaf rust or through regulatory risk, as described below. The Company relies on water sourced from its irrigation systems, which divert water from streams and development tunnels into a network of ditches, tunnels, flumes, siphons and reservoirs. In the event CWRM or any other regulatory body limits the Company’s ability to divert stream waters to its irrigation systems, the result could have a negative impact on the Company’s ability to continue with its agricultural operations and development plans.

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

In October 2020, agriculture officials with Hawaii Department of Agriculture (HDOA) confirmed the presence of coffee leaf rust (“CLR”) on Maui. HDOA also confirmed the presence of CLR on the island of Hawaii in November 2020. The Company found evidence of CLR on its farm in January 2021, which was subsequently confirmed by HDOA. CLR is one of the most devastating diseases of coffee plants. It is established in all of the other major coffee-growing areas of the world but had not previously been found in Hawaii. The HDOA has since discovered CLR in all of the coffee-growing regions of Hawaii and is working to determine how CLR may have been introduced to Hawaii.

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

The COVID-19 pandemic could continue to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Concern regarding the spread of COVID-19 caused quarantines, business shutdowns, reduction in business activity, increased unemployment, restrictions on travel, reduced tourism to Maui, reduced real estate development activity and overall economic and financial market instability. While travel restrictions to Maui were relaxed during 2021, a resurgence of COVID-19 or the emergence of new, significant variants could cause a weakening of the Maui real estate market. Such uncertainty and risk may negatively impact the Company’s performance and financial results, including any potential negative impact to the values of its property holdings on Maui and future planned development and sales of parcels of such development, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

Various factors impact the desire of people to travel, particularly by air. Discretionary income and unemployment throughout the world also impact travel to Hawaii and the market for real estate. Thus, Hawaii is subject to higher risks than other portions of the United States due to its disproportionate reliance on air travel and tourism. The visitor industry is Hawaii's most important source of economic activity, accounting for a significant portion of Gross State Product. The outbreak of the COVID-19 coronavirus materially impacted and limited the travel and tourism industry and the duration of the epidemic, which is uncertain, could again trigger a prolonged adverse effect on such economic activity.

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

Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases had a material adverse effect on the financial condition of D/C as it was forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard. Reference is made to Note 7 of the Company’s consolidated financial statements for additional discussion.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Security Holder Matters and

              Issuer Purchases of Equity Securities

As of December 31, 2021 there were approximately 633 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends have been paid by the Company in 2021 and 2020 and the Company does not anticipate making any distributions for the foreseeable future.

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

In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in international, national and Hawaiian economic conditions, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, the effect of the COVID-19 virus and variants, and actual versus projected timing of events all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Liquidity and Capital Resources

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2021 and 2020 of approximately $91 million and $90 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

Those persons and entities that were not affiliated with a predecessor of the Company and were holders of COLAs on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, represent approximately 9.0% of the ownership of the Company.

The Company had cash and cash equivalents of approximately $17 million and $18 million, as of December 31, 2021 and 2020, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Reference is made to Item 1 - Business, Note 7 of the consolidated financial statements and other footnotes to the consolidated financial statements. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3.3 million, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. Although certain offsite construction has begun at the site, the commitment remains outstanding as construction of such improvements does not yet trigger such funding. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximate 55 acre cultural resources lot to an agricultural lot, which has been offered for sale. The Company entered into a contract to sell this lot in December 2021 and the sale closed on March 22, 2022. The purchase price was $5 million, paid in cash at closing. As of December 31, 2021, the Company sold fifty-one lots at Kaanapali Coffee Farms including one lot in December 2021.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company is working with the County to resolve certain of the County’s comments relating to the subdivision. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County of Maui, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

In January 2021, the Company entered into agreements with an unrelated third party for that third party to prepare plans to develop Puukolii Village Mauka and another subdivision on the Company’s property. The plans are to include development segments and timeline, offsite and onsite infrastructure, construction cost analysis, proposed budgets and proforma financial statements. If after discussion and negotiation the Company and the third party are unable to agree on the plans, then either the Company or the third party may terminate the agreements. Such discussions are ongoing.

At a public meeting on January 18, 2022, the staff of the State of Hawaii Commission on Water Resource Management (“CWRM”) presented an informational briefing on the “Designation of the Lahaina Aquifer Section; Maui as a Surface Water and Ground Water Management Area” as recommended by the Chair of the Commission. The Commission’s primary responsibilities are to implement and administer the State Water Code by planning, surveying, regulating, enforcing, and conserving the State’s water resources. This includes regulating the use of water resources in water management areas. At its meeting on February 15, 2022, the Commissioners of CWRM unanimously voted to accept the Chairperson’s recommendation. The next step in the designation process is for CWRM to hold public hearings on the recommended designation. The proposed designation would regulate the surface and groundwaters supplying the Company’s irrigation systems that take water from streams, development tunnels, and wells. The Company is evaluating the potential effects, if any, this designation may have on its agricultural operations and developments.

The Company’s Pension Plan has excess assets of approximately $20 million. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on or about June 1, 2022. After distribution of Pension Plan benefits to participants, remaining surplus Pension Plan assets are expected to be distributed from the Pension Plan in accordance with the requirements of the Internal Revenue Code of 1986 (as amended) by certain regulatory deadlines.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. and Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 caused an adverse impact on economic activity, including disruptions to global supply chains, business closures, stricter work rules, increased unemployment, financial market instability, and reduced tourism to Maui. Certain travel restrictions to the State of Hawaii and the County of Maui were eased during 2021 resulting in a significant increase in visitor arrivals to Maui. The effects of an improving economy could be negatively impacted by potential surges in COVID-19 and new variants, the administration and effectiveness of vaccines and government responses to future developments as well as supply chain disruptions, labor shortages and rising inflation. The duration of this disruption on global, national, and local economies cannot be reasonably estimated at this time. Therefore, while this matter could negatively and materially impact our results and financial position, the related financial impact cannot be reasonably estimated at this time. The Company continues to monitor the economic impact of the COVID-19 pandemic, as well as mitigating emergency assistance programs, such as the Coronavirus Aid, Relief and Economic Security Act (CARES Act).

Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

2021 Compared to 2020

The increase in other assets at December 31, 2021 as compared to December 31, 2020 is primarily due insurance recoveries receivable related to the Waipio site offset by refundable alternative minimum tax credits received from the IRS in February and July 2021.

The increase in other liabilities at December 31, 2021 as compared to December 31, 2020 is due to the adjustment of the loss contingency related to the Waipio site during the first quarter of 2021.

The decrease in selling, general and administrative expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is due to the adjustment of the loss contingency offset by insurance recoveries related to the Waipio site.

The increase in sales and the related increase in costs of sales for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily due to sale of one lot during 2021, as compared to no lot sales in 2020.

2020 Compared to 2019

The decrease in sales for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to the negative impact on coffee sales due to the COVID-19 pandemic mandates which included restrictions on travel, both inter-island and trans-Pacific arrivals to the Hawaiian islands, and other mandates negatively impacting business and the economy in Hawaii during 2020.

The related increase in interest and other income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to a nonrefundable option payment included in income when the option expired at December 31, 2020.

Critical Estimates and Significant Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally management evaluates these results on an on-going basis. Management's estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different estimates could be made under different assumptions or conditions, and in any event, actual results may differ from the estimates. The impact of a change in these estimates, assumptions, and judgments could materially affect the amounts reported in the Company’s consolidated financial statements.

The Company reviews its property for impairment of value if events or circumstances indicate that the carrying amount of its property may not be recoverable. Such reviews contain uncertainties due to assumptions and judgments considering certain indicators of impairment such as significant changes in asset usage, significant deterioration in the surrounding economy or environmental problems. If such indications are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value, the Company will adjust the carrying value down to its estimated fair value. Fair value is based on management's estimate of the property's fair value based on discounted projected cash flows if significant changes occur in future periods, future operating results could be materially impacted.

Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions - discount rate and expected return on assets - are important elements of plan expense and asset/liability measurement. The Company evaluates these critical assumptions at least annually. The Company periodically evaluates other assumptions involving demographic factors such as mortality, and updates the assumptions to reflect experience and expectations for the future. Such assumptions require significant judgment by the Company and its actuaries and therefore actual results in any given year will often differ from actuarial assumptions because of economic and other factors. Reference is made to Note 4 of the consolidated financial statements for further discussion.

Deferred income taxes are accounted for in accordance with FASB ASC Topic 740 – Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized. The Company has a deferred tax asset related to federal net operating losses (NOLs) of $10,590, of which $6,953 has been subject to a valuation allowance. Such allowance is subject to assumptions and judgment. If the Company generates taxable income in future years and the Company determines that the valuation allowance is no longer required, the tax benefit for the remaining deferred tax asset will be recognized at that time. Reference is made to Note 5 of the consolidated financial statements for further discussion.

Material legal proceedings of the Company include Kaanapali Land, as successor by merger to other entities, and D/C having been named as defendants in personal injury actions allegedly based on exposure to asbestos. Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. The Company has recognized loss contingencies related to these claims. Predicting the outcome of such claims and estimating the costs and exposure requires the Company to make estimates, assumptions, and judgments that could result in actual costs to be materially different from such estimates. Reference is made to Note 7 of the consolidated financial statements for further discussion.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevailing market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating properties, financing activities, and investing activities with projected cash outflows to fund capital expenditures and other cash requirements. The Company does not enter into financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)

Consolidated Balance Sheets, December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021,

    2020 and 2019

Consolidated Statements of Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Stockholders Kaanapali Land, LLC

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asbestos Loss Contingencies

As described further in note 7 to the consolidated financial statements, the Company, as successor by merger to other entities, and D/C Distribution Corporation (“D/C”) have been named as defendants in personal injury actions allegedly based on exposure to asbestos. Cases are allegedly based on prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in the state of California.

The Company has recognized loss contingencies related to these claims, which are included in other liabilities in the consolidated balance sheet as of December 31, 2021. We identified these asbestos loss contingencies as a critical audit matter.

The principal considerations for our determination that asbestos loss contingencies represent a critical audit matter are (i) the substantial use of estimates that involve significant measurement uncertainty and (ii) the significant auditor subjectivity involved in evaluating the reasonableness of the related judgments.

Our audit procedures related to the these asbestos loss contingencies included the following, among others:

•	We evaluated the design of controls relating to accounting for contingencies, including the Company’s ability to develop the estimates utilized in recognizing the related liabilities.

•	We inspected summary reports of actual claims prepared by third party law firms involved in these matters, and recomputed expected aggregate settlement amounts based on settlement averages and number of plaintiffs.

•	We recomputed the aggregate amount accrued for expected but not reported claims based on settlement averages, expected number of annual future claims, and estimated market discount rate. We also evaluated the reasonableness of expected future claims based on past claim settlement data, estimated market discount rate, and other factors.

•	We inspected settlement agreements and cash disbursement evidence on a sample basis and agreed amounts to the analyses referenced above.

•	We inspected confirmation letters received directly from third party law firms as well as Company internal counsel involved in these matters, assessing responses for consistency and corroboration with the Company’s accounting treatment and related disclosures.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois

March 30, 2022

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in Thousands, except share data)

	2021	2020
Assets
Cash and cash equivalents	$16,997	$17,715
Restricted cash	840	902
Property, net	62,091	62,660
Pension plan assets	19,946	17,531
Other assets	7,322	3,340
Total assets	$107,196	$102,148

Liabilities
Accounts payable and accrued expenses	$365	$742
Deposits and deferred gains	1,737	1,987
Deferred income taxes	9,927	9,101
Other liabilities	14,958	11,799

Total liabilities	26,987	23,629

Commitments and contingencies (Note 7)

Equity
Common stock, at 12/31/21 and 12/31/20 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2021 and 2020, Class C shares issued and outstanding 52,000 in 2021 and 2020	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	2,298	946
Accumulated earnings	71,698	71,440

Stockholders’ equity	79,467	77,857

Non-controlling interests	742	662

Total equity	80,209	78,519

Total liabilities and stockholders’ equity	$107,196	$102,148

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands except Per Share Amounts)

	2021	2020	2019
Revenues:
Sales	$4,576	$2,638	$3,815
Interest and other income	177	715	369
	4,753	3,353	4,184

Cost and expenses:
Cost of sales	5,217	4,461	4,471
Selling, general and administrative	(777)	4,132	4,564
Depreciation and amortization	269	218	201
	4,709	8,811	9,236

Operating income (loss) before income taxes	44	(5,458)	(5,052)
Income tax benefit (expense)	(350)	959	1,182

Net loss	(306)	(4,499)	(3,870)

Less: Net loss attributable to non-controlling interests	(551)	(759)	(243)

Net loss attributable to stockholders	$245	$(3,740)	$(3,627)

Net income (loss) per share – basic and diluted	$0.13	$(2.03)	$(1.97)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands except Per Share Amounts)

	2021	2020	2019

Net loss	$(306)	$(4,499)	$(3,870)

Other comprehensive income (loss):
Net unrealized gains on pension plan assets	1,827	1,601	1,844

Income tax expense related to items of other comprehensive income	(475)	(416)	(480)

Other comprehensive income, net of tax	1,352	1,185	1,364

Comprehensive income (loss)	1,046	(3,314)	(2,506)

Comprehensive loss attributable to non-controlling interests	(551)	(759)	(243)

Comprehensive income (loss) attributable to stockholders	$1,597	$(2,555)	$(2,263)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance, December 31, 2018	$ --	$5,471	$78,792	$(1,603)	$82,660	$894	$83,554

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	8	--	8	410	418

Other comprehensive income, net of tax	--	--	--	1,364	1,364	--	1,364

Net loss	--	--	(3,627)	--	(3,627)	(243)	(3,870)

Balance, December 31, 2019	--	5,471	75,173	(239)	80,405	1,061	81,466

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	7	--	7	360	367

Other comprehensive income, net of tax	--	--	--	1,185	1,185	--	1,185

Net loss	--	--	(3,740)	--	(3,740)	(759)	(4,499)

Balance, December 31, 2020	--	5,471	71,440	946	77,857	662	78,519

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	13	--	13	631	644

Other comprehensive income, net of tax	--	--	--	1,352	1,352	--	1,352

Net income (loss)	--	--	245	--	245	(551)	(306)

Balance, December 31, 2021	$ --	$5,471	$71,698	$2,298	$79,467	$742	$80,209

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2021, 2020 and 2019

(Dollars in Thousands)

	2021	2020	2019
Cash flows from operating activities:
Net loss	$(306)	$(4,499)	$(3,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from property sales	1,040	--	--
Gain on property sales	(303)	--	--
Net periodic pension cost (credit)	(588)	(421)	306
Depreciation and amortization	269	218	201
Deferred income tax benefit	350	(959)	(1,182)
Changes in operating assets and liabilities:
Other assets	(3,982)	763	(151)
Accounts payable, accrued expenses, deposits, deferred gains and other	2,532	(520)	(141)
Net cash used in operating activities	(988)	(5,418)	(4,837)

Cash flows from investing activities:
Property additions	(436)	(680)	(641)
Net cash used in investing activities	(436)	(680)	(641)

Cash flows from financing activities:
Contributions	644	471	418
Distributions	--	(104)	--
Net cash provided by financing activities	644	367	418

Net decrease in cash and cash equivalents	(780)	(5,731)	(5,060)

Cash, cash equivalents and restricted cash at beginning of year	18,617	24,348	29,408

Cash, cash equivalents and restricted cash at end of year	$17,837	$18,617	$24,348

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

There are 1,792,613 Common Shares and 52,000 Class C Shares issued, all of which are outstanding at December 31, 2021.

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

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of December 31, 2021 is a money market fund for $9,400 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

The Company’s revenues that were subject to revenue recognition standards for the years ended December 31, 2021, 2020 and 2019, were as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Sales of real estate	$1,040	$--	$--
Coffee and other crop sales	2,557	1,873	2,909
Total	$3,597	$1,873	$2,909

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $835, $659 and $738, respectively, of lease income, substantially comprised of non-variable lease payments. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $57, $70 and $79, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for employers that sponsor defined benefit pension plans and other postretirement plans. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of ASU 2018-14 did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in the accounting standards. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (ASU 2020-04) which provides optional expedients and exceptions for applying U.S. GAAP to contacts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. ASU 2020-04 is effective for fiscal years beginning after December 31, 2022. While the Company is currently evaluating the effect that the implementation of this guidance will have on its consolidated financial statements, no significant impact is anticipated.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which clarifies various topics in the Accounting Standards Codification, including the addition of existing disclosure requirements to the relevant disclosure sections. The guidance is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of ASU 2020-10 did not have a material impact on the Company’s consolidated financial statements.

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximate 55 acre cultural resources lot to an agricultural lot, which has been offered for sale. The Company entered into a contract to sell this lot in December 2021 and the sale closed on March 22, 2022. The purchase price was $5,000, paid in cash at closing. As of December 31, 2021, the Company sold fifty-one lots at Kaanapali Coffee Farms including one lot in December 2021.

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

	2021	2020
Property, net:
Land	$61,267	$61,678
Buildings	1,229	1,229
Machinery and equipment	5,564	5,453
	68,060	68,360
Accumulated depreciation	(5,969)	(5,700)

Property, net	$62,091	$62,660

Inventory of land held for sale of approximately $3,045 and $736, representing Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2021 and 2020, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (Level 2 and 3). The land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company’s land development program, as well as, farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $583, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. Although certain off-site construction has begun at the site, the commitment remains outstanding as construction of such improvements does not yet trigger such funding. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078. The option expired on December 31, 2020, and the nonrefundable $525 option payment was included in Other income on the Company’s Consolidated Statement of Operations as of December 31, 2020. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

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

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2021 and 2020 of approximately $90,565 and $90,367, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2021, 2020 and 2019, the Company leased various office spaces with average annual rental of approximately $19, $18 and $17 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2021, the Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates. The Pension Plan for Bargaining Unit Employees of Amfac Plantations (the "Pension Plan") provides benefits based primarily on length of service and career-average compensation levels. Kaanapali Land's policy is to fund pension costs in accordance with the minimum funding requirements under provisions of the Employee Retirement Income Security Act ("ERISA"). Under such guidelines, amounts funded may be more or less than the pension expense or credit recognized for financial reporting purposes.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures and Collective Investment Funds: Valued at the closing price reported in the active market in which the mutual fund is traded, or the market value of the underlying assets.

--	Investment Contract with Insurance Company: Valued at fair value by recording a Market Value Adjustment to estimate the current market value of fixed income securities held by the insurance company.

--	Private Equity Investments and Investment in Partnerships: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2021:

	Level 1		Level 2		Level 3	Total
Mutual funds		$3,000		$0	$0	$3,000
Collective investment funds		0		15,700	0	15,700
Cash and cash equivalents		700		0	0	700
		3,700		15,700	0	19,400
Investments in private equity funds						1,000
Investments in partnerships						0
Total Pension Plan assets at fair value	$		$		$0	$20,400

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2020:

	Level 1		Level 2		Level 3	Total
Mutual funds		$2,500		$0	$0	$2,500
Collective investment funds		0		14,000	0	14,000
Cash and cash equivalents		100		0	0	100
		2,600		14,000	0	16,600
Investments in private equity funds						1,300
Investments in partnerships						0
Total Pension Plan assets at fair value	$		$		$0	$17,900

Changes in Level 3 Investments and Investments Measured at Net Asset Value

The following table sets forth a summary of changes in fair value of the plan's level 3 assets and assets measured at net asset value “NAV” for the year ended December 31, 2021:

	Level 3	Measured at NAV
	Investment in Insurance Companies	Investment in Partnerships	Investment in Private Equity Funds	Total
Balance, beginning of year	$0	$0	$1,300	$1,300
Net earned interest and realized/unrealized gains (losses)	0	0	200	200
Purchases, sales, issuance and settlements	0	0	(500)	(500)

Balance, end of year	$0	$0	$1,000	$1,000

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

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2021, 2020 and 2019.

	2021	2020	2019
Benefit obligation at beginning of year	$393	$614	$816
Service cost	283	363	548
Interest cost	6	13	24
Actuarial gain	(232)	(279)	(467)
Benefits paid	(13)	(318)	(31)
Settlement	--	--	(276)

Accumulated and projected benefit obligation at end of year	437	393	614

Fair value of plan assets at beginning of year	17,924	16,123	14,787
Actual return on plan assets	2,472	2,119	2,110
Benefits paid	(13)	(318)	(31)
Settlement	--	--	(743)

Fair value of plan assets at end of year	20,383	17,924	16,123

Funded status	19,946	17,531	15,509

Unrecognized net actuarial (gain) loss	(3,106)	(1,279)	321
Unrecognized prior service cost	--	--	1

Prepaid pension cost	$16,840	$16,252	$15,831

At December 31, 2021, approximately 3% of the plan's assets are invested in cash, 5% in equity composite and 92% in multi-strategy composite. The allocations are within the Company's target allocations in association with the Company's investment strategy.

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

The components of the net periodic pension credit for the years ended December 31, 2021, 2020 and 2019 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2021	2020	2019
Service costs	$283	$363	$548
Interest cost	6	13	24
Expected return on plan assets	(916)	(866)	(866)
Recognized net actuarial loss	39	68	196
Amortization of prior service cost	--	1	4
Loss on settlement	--	--	400

Net periodic pension cost (credit)	$(588)	$(421)	$306

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2021	2020	2019
As of January 1,

Discount rate	1.95%	2.93%	3.96%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	6%

As of December 31,

Discount rate – net periodic pension credit	1.95%	2.93%	3.96%

Discount rate – accumulated benefit obligation	0.66%	1.95%	2.93%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	6%	6%	6%

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

There was no contribution required in 2021 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of maximizing the rate of return on plan assets and the resulting funded status, within an appropriate level of risk. Plan assets are reviewed and, if necessary, rebalanced in accordance with target allocation levels once every three months.

The estimated future benefit payments under the Company's pension plan are as follows (in thousands):

Amounts
2022	$478

Effect of a 1% change in the discount rate and salary increase rate for the fiscal years ended December 31, 2021 and 2020:

	2021 Discount Rate	2021 Salary Increase	2020 Discount Rate	2020 Salary Increase
Effect of a 1% increase on:
Net periodic pension cost	$0	$1	$1	$1
Pension benefit obligation at year end	$(4)	$0	$(16)	$7

Effect of a 1% decrease on:
Net periodic pension cost	$0	$(1)	$(1)	$(1)
Pension benefit obligation at year end	$4	$0	$18	$(6)

Effect of a 1% change in the rate of return on assets for the fiscal year ended December 31, 2021:

	1% Increase	1% Decrease
Net periodic pension cost	$(153)	$153

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2021 and 2020 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized actuarial gain of $3,106 ($2,298, net of tax) and $1,279 ($946, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $356 and $369, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $3 and $13, included in Other assets, are consolidated in the Company's consolidated balance sheet as of December 31, 2021 and 2020, respectively.

(5)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2021, 2020 and 2019 consist of:

	Current	Deferred	Total
Year ended December 31, 2021:
U.S. federal	$--	$282	$282
State	--	68	68
	$--	$350	$350

Year ended December 31, 2020:
U.S. federal	$--	$(775)	$(775)
State	--	(184)	(184)
	$--	$(959)	$(959)

Year ended December 31, 2019:
U.S. federal	$--	$(957)	$(957)
State	--	(225)	(225)
	$--	$(1,182)	$(1,182)

The Tax Cuts and Jobs Act (the Act) repealed the corporate alternative minimum tax and provided that prior alternative minimum tax credits (AMT credits) would be refundable. Any remaining AMT credits became refundable incrementally from 2018 through 2021. The CARES Act accelerated the refund schedule, enabling the Company to claim the refund in full. In February and July 2021, the Company received $1,483 and $1,486, respectively, including interest, of the refundable tax credit from the IRS.

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

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 26 percent effective for 2021 and 2020 and prior years to pretax income from operations as a result of the following:

	2021	2020	2019
Provision at statutory rate	$155	$(1,222)	$(1,250)

Federal NOLs utilized	--	--	--
Federal NOLs generated	--	--	--

State NOLs utilized	--	--	--
State NOLs generated	150	258	193

Reversal of valuation allowance on AMT credits	--	--	(183)

Other	45	5	58

Total	$350	$(959)	$(1,182)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2021, 2020 and 2019 are as follows:

	December 31,
	2021	2020	2019
Deferred tax assets:
Loss contingencies related primarily to losses on divestitures, less recognized insurance recovery	$2,264	$3,207	$3,197
Loss carryforwards	14,015	13,118	11,780
Other, net	255	269	290
Total deferred tax assets	16,534	16,594	15,267
Less – valuation allowance	10,379	10,229	9,971
Total deferred tax assets	6,155	6,365	5,296

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	10,322	10,334	10,333
Prepaid pension costs	5,760	5,132	4,606
Total deferred tax liabilities	16,082	15,466	14,939
Net deferred tax liability	$9,927	$9,101	$9,643

As of December 31, 2021, the Company has a deferred tax asset related to federal net operating losses (NOLs) of $10,590, of which $6,953 has been subject to a valuation allowance. The NOLs originated in 2006 through 2017 will expire over 20 years. The NOLs originated in 2018 and later years will not expire. As of December 31, 2021, the Company has a deferred tax asset related to state NOLs of $3,426, all of which has been subject to a valuation allowance. The state NOLs expire in various years 2021 through 2035.

The statutes of limitations with respect to the Company's taxes for 2018 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all NOLs generated and not yet utilized are subject to adjustment by the IRS. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company may be liable could be material.

(6)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2021, 2020 and 2019 was approximately $49, $35 and $20, respectively.

The Company reimburses affiliates of Pacific Trail Holdings, LLC, the owner of approximately 81.8% of the Company’s Common Shares, for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2021, 2020 and 2019 were $1,464, $1,466 and $1,276, respectively, of which approximately $0 was unpaid as of December 31, 2021.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1,315, $1,305 and $1,297 for the years ended December 31, 2021, 2020 and 2019, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 8 Business Segment Information. The revenue amounts have been eliminated in consolidated financial statements.

(7)       Commitments and Contingencies

At December 31, 2021, the Company has no material contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

Therefore, as a result of the pursuit of further action by the HDOH and EPA as described above and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division in April 2005, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code. Such filing was not expected to have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing. While it was believed that other affiliates had no responsibility for the debts of Oahu Sugar, EPA made a claim against Kaanapali Land as further described below, and therefore, no assurance could be given that the Company would not incur significant costs in conjunction with such claim.

The deadline for filing proofs of claim with the bankruptcy court passed in April 2006. Prior to the deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224,000, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, EPA and the U.S. Navy filed a joint proof of claim that sought to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $260, and additional anticipated response costs of between approximately $2,760 and $11,450. No specific justification of these costs, or what they are purported to represent, was included in the EPA/Navy proof of claim. There was an insignificant amount of assets remaining in the debtor's estate, and it was unclear whether the United States Trustee who took control of Oahu Sugar was going to take any action to contest the EPA/Navy claim, or how it was going to reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar. Over the years, counsel for the trustee, EPA, the Navy, and for Fireman’s Fund, one of Kaanapali Land’s insurers, explored ways in which to conclude the Oahu Sugar bankruptcy. On December 16, 2019, the Oahu Sugar bankruptcy trustee filed its final accounting with no distribution to claimants. On December 17, 2019, the Oahu Sugar bankruptcy case was closed, and the trustee was discharged.

With regard to the Waipio Peninsula alleged environmental issues, EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the Waipio site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believed it was authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for EPA's position was that Kaanapali Land, by virtue of certain corporate actions, was jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment was made. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consisted of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appeared to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land engaged in performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believed that its liability, if any, should relate solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believed that the U.S. Navy bore substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believed that the cost of the work as set forth in the order would not be material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, there could be no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, if there were litigation regarding the site, there could be no assurance that the cost of such litigation would not be material or that such litigation would result in a judgment in favor of the Company. Kaanapali and the EPA exchanged comments relative to further studies to be performed at the site, including a possible ecological risk assessment. Over the years, work occurred at the Site and then the parties engaged in discussions to resolve the matter, pursuant to the Consent Decree set forth below.

On February 11, 2015, the Company filed a complaint for declaratory judgment, bad faith and damages against Fireman’s Fund Insurance Company (“Fireman’s Fund”) in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 15-1-0239-02, in connection with costs and expenses it might incur in connection with the Waipio site. In the five-count complaint, the Company sought, among other things, a declaratory judgment of its rights under various Fireman’s Fund policies and an order that Fireman’s Fund defend and indemnify Kaanapali Land from all past, present and future costs and expenses in connection with the site, including costs of investigation and defense incurred by Kaanapali and the professionals it has engaged. In addition, Kaanapali sought general, special, and punitive damages, prejudgment and post judgment interest, and such other legal or equitable relief as the court deems just and proper. Fireman’s Fund has filed a responsive pleading. This litigation is in the process of being settled and will likely be dismissed with prejudice pursuant to an agreement between Fireman’s Fund and the Company dated November 24, 2021 (“Insurance Settlement”).

Under the Insurance Settlement Fireman’s Fund paid $6,800 into an escrow that was used to fund the Consent Decree that was entered into with various federal agencies. The $6,800 was included as a reduction of Selling, general and administrative expenses on the Company’s Consolidated Statement of Operations on December 31, 2021. The insurance recovery caused the total Selling, general and administrative expense for the year ended December 31, 2021 to be a negative expense. That Consent Decree, entered by United States District Court for the District of Hawaii (the “Court”), and as more fully described below, resolved certain environmental claims against the Company with respect to the former mixing site on Waipio Peninsula on Oahu in Hawaii (the “Mixing Site”). After the Consent Decree was entered and finally approved by the Court in the form initially submitted by the Company and the federal government, the escrowed funds plus interest were paid to the Environmental Protection Agency on March 3, 2022 to fund the settlement that is the subject of the Consent Decree. The Insurance Settlement provides, among other terms and conditions, mutual releases of Claims for coverage for Environmental Claims at the Mixing Site under known and unknown Fireman’s Fund insurance policies.

On April 16, 2021, the U.S. Department of Justice and the U.S. Environmental Protection Agency, on behalf of various federal agencies of the United States of America, executed a Consent Decree with Kaanapali Land, LLC, a Delaware limited liability company (the “Company”) that, when entered by the U.S. District Court sitting in the District of Hawaii, United States of America v. Kaanapali Land, and Oahu Sugar Company, LLC Case No. 1:21-CV-00190, would resolve the U.S. federal government’s pending environmental claims against the Company with respect to contamination at the former mixing site on Waipio Peninsula on Oahu in Hawaii that had been leased by Oahu Sugar Company LLC, a former subsidiary of the Company. In return for payments by the Company totaling $7,500, the Consent Decree resolves liability asserted by the U.S. Government against the Company under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) as well as under the Clean Water Act, both for response costs (those costs expended for investigation and cleanup) and for natural resource damages. The U.S. District Court in Hawaii entered an Order approving the Consent Decree on February 11, 2022 and payment of the settlement amount was received by the government on March 3, 2022.

Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases had a material adverse effect on the financial condition of D/C as it was forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard.

On February 12, 2014, counsel for Fireman’s Fund, the carrier that has been paying defense costs and settlements for the Kaanapali Land asbestos cases, stated that it would no longer pay settlements or judgments in the Kaanapali Land asbestos cases due to then pending D/C and Oahu Sugar bankruptcies. In its communications with Kaanapali Land, Fireman’s fund expressed its view that the automatic stay in effect in the D/C bankruptcy case barred Fireman’s Fund from making any payments to resolve the Kaanapali Land asbestos claims because D/C Distribution was also alleging a right to coverage under those policies for asbestos claims against it. However, in the interim, Fireman’s Fund advised that it intended to continue to pay defense costs for those cases, subject to whatever reservations of rights that might be in effect and subject further to the policy terms. Fireman’s Fund also indicated that to the extent that Kaanapali Land cooperated with Fireman’s Fund in addressing settlement of the Kaanapali Land asbestos cases through coordination with its adjusters, it was Fireman’s Fund’s intention to reimburse any such payments by Kaanapali Land, subject, among other things, to the terms of any lift-stay order, the limits and other terms and conditions of the policies, and prior approval of the settlements. Kaanapali Land and Fireman’s Fund entered into a settlement agreement on November 24, 2021 whereby Fireman’s Fund will pay $2,441 for certain listed Kaanapali Land asbestos cases upon a Final Order of the D/C bankruptcy court lifting the automatic stay to allow the payments. The D/C court issued the lift-stay order on March 1, 2022. However, there is no assurance that such payment will be received. Kaanapali Land is unable to determine what portion, if any, of future settlements or judgments in the Kaanapali Land asbestos cases will be covered by insurance.

On February 15, 2005, D/C was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party was served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleged that it is an insurance company to whom D/C tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleged that because none of the parties have been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff sought, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies were exhausted; that plaintiff was not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C have been incurred unreasonably; that plaintiff was entitled to recoupment and reimbursement of some or all of the amounts it had paid for defense and/or indemnity; and that D/C breached its obligation of cooperation with plaintiff. D/C filed an answer and an amended cross-claim. D/C believed that it had meritorious defenses and positions, and intended to vigorously defend. In addition, D/C believed that it was entitled to amounts from plaintiffs for reimbursement and recoupment of amounts expended by D/C on the lawsuits previously tendered. In order to fund such action and its other ongoing obligations while such lawsuit continued, D/C entered into a Loan Agreement and Security Agreement with Kaanapali Land, in August 2006, whereby Kaanapali Land provided certain advances against a promissory note delivered by D/C in return for a security interest in any D/C insurance policy at issue in this lawsuit. In June 2007, the parties settled this lawsuit with payment by plaintiffs in the amount of $1,618. Such settlement amount was paid to Kaanapali Land in partial satisfaction of the secured indebtedness noted above.

Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code on July 17, 2007, Case No. 07-12776. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing. Kaanapali Land filed claims in the D/C bankruptcy that aggregated approximately $26,800, relating to both secured and unsecured intercompany debts owed by D/C to Kaanapali Land. In addition, a personal injury law firm based in San Francisco that represents clients with asbestos-related claims, filed proofs of claim on behalf of approximately two thousand claimants. While it is not likely that a significant number of these claimants have a claim against D/C that could withstand a vigorous defense, it is unknown how the trustee will deal with these claims. It is not expected, however, that the Company will receive any material additional amounts in the liquidation of D/C.

On January 21, 2020, certain asbestos claimants filed a Stay Relief Motion in the Bankruptcy Court for the Northern District of Illinois, Eastern Division, Case No. 07-12776 (“motion to lift stay”) in connection with the D/C proceeding. The motion sought the entry of an order, among other things, modifying the automatic stay in the D/C bankruptcy to permit those claimants to prosecute various lawsuits in state courts against D/C Distribution, LLC, and to recover on any judgment or settlement solely from any available insurance coverage. Various oppositions to the motion to lift stay were filed, and the matter was heard and taken under advisement in April 2020. On July 21, 2020, the bankruptcy court issued an order granting the motion to lift stay to permit the movants to pursue their claims and to recover any judgment or settlement from and to the extent of any available insurance coverage of D/C Distribution, LLC, only.

The bankruptcy trustee for D/C is now in the process of closing the bankruptcy case. All of the asbestos-related proofs claims filed by the San Francisco personal injury firm in the bankruptcy case have been withdrawn in connection with closing. It is anticipated that the Kaanapali Land will receive a small distribution on account of its claims in the D/C case. Although D/C will no longer have any assets after the trustee’s final distribution and closing of the case, there is no guaranty that personal injury claimants will not assert asbestos-related claims against D/C in the future.

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in July 2021. To date, the DLNR cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth and roots and stumps left in place, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating important plans to address emergency events and basic operations and maintenance. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, and the U.S. including the Hawaiian economy began to experience pronounced disruptions. Quarantine, travel restrictions and other governmental restrictions to reduce the spread of COVID-19 caused an adverse impact on economic activity, including disruptions to global supply chains, business closures, stricter work rules, increased unemployment, financial market instability, and reduced tourism to Maui. Certain travel restrictions to the State of Hawaii and the County of Maui were eased during 2021 resulting in a significant increase in visitor arrivals to Maui. The effects of an improving economy could be negatively impacted by surges in COVID-19 and new variants, the administration and effectiveness of vaccines and government responses to future developments as well as supply chain disruptions, labor shortages and rising inflation. A resurgence of COVID-19 or the emergence of new, significant variants, could negatively impact the Maui real estate market, which could negatively impact the Company’s results and financial position.

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

	2021	2020	2019
Revenues:
Property	$1,304	$877	$491
Agriculture	3,340	2,440	3,472
Corporate	109	36	221
	$4,753	$3,353	$4,184

Operating income (loss):
Property	$(1,357)	$(1,537)	$(2,377)
Agriculture	(24)	(936)	356

	(1,381)	(2,473)	(2,021)
Corporate	1,425	(2,985)	(3,031)

Operating income (loss) before income taxes	$44	$(5,458)	$(5,052)

Identifiable Assets:
Property	$14,923	$16,816	$18,980
Agriculture	58,207	57,170	57,529

	73,130	73,986	76,509
Corporate	34,066	28,162	29,649

	$107,196	$102,148	$106,158

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment currently consists primarily of coffee operations and licensing agreements.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2021	2020	2019
Capital Expenditures:
Property	$325	$497	$406
Agriculture	111	183	235
	$436	$680	$641

Depreciation and Amortization:
Property	$72	$62	$57
Agriculture	197	156	144
	$269	$218	$201

(9)       Calculation of Net Income Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$(306)	$(4,499)	$(3,870)

Less: Net loss attributable to non-controlling interests	(551)	(759)	(243)

Net income (loss) attributable to stockholders	$245	$(3,740)	$(3,627)

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land – basic and diluted	$0.13	$(2.03)	$(1.97)

As of December 31, 2021, the Company had issued and outstanding 1,792,613 Common Shares and 52,000 Class C Shares. The Class C Shares have the same rights as the Common Shares except that the Class C Shares will not participate in any distributions until the holders of the Common Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data are based on the aggregate 1,844,613 outstanding shares.

(10)       Subsequent Events

On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company adopted, a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on or about June 1, 2022. After distribution of Pension Plan benefits to participants, remaining surplus Pension Plan assets are expected to be distributed from the Pension Plan in accordance with the requirements of the Internal Revenue Code of 1986 (as amended) by certain regulatory deadlines.

On February 11, 2022, the U.S. District Court in Hawaii entered into an order approving the Consent Decree relative to the Waipio Peninsula between the U.S. Department of Justice and the U.S. Environmental Protection Agency and the Company. Payment of the settlement amount was received by the government on March 3, 2022. Reference is made to Note 7 for discussion of this matter.

On March 22, 2022, the Company closed on the sale of its final lot in the Kaanapali Coffee Farms subdivision. The purchase price was $5,000, paid in cash at closing.

55

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness described below.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statement will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2021, management identified a material weakness related to management’s analysis of the accounting treatment within the December 31, 2021 financial statements, of the recognition of an insurance recovery received in March 2022, to fund the settlement with the EPA with regard to Waipio Peninsula. Such recovery was received prior to the issuance of the 2021 financial statements.

The deficiency described above was detected while preparing the financial statements for the year ended December 31, 2021. Because of this material weakness, management concluded that the Company did not maintain effective control over the review and evaluation of an insurance recovery with regard to the Waipio Peninsula settlement for reporting and disclosure within the financial statements.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of December 31, 2021, the executive officers and certain other officers of the Company were as follows:

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

The following sets forth certain business experience during the past five years of such officers of the Company.

Stephen Lovelette (age 65) has been an Executive Vice President of KLC Land since 2000 and Kaanapali Land since May 2002. Since March 2019, Mr. Lovelette has been Chief Executive Officer of Kaanapali Land and since June 2018, Mr. Lovelette has been Chief Financial Officer of Kaanapali Land. Mr. Lovelette is in charge of implementing the Kaanapali 2020 development plan. Mr. Lovelette has been associated with JMB and its affiliates for over 30 years. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and its affiliates. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

It is currently anticipated that Stephen Lovelette will devote approximately 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependent upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

Richard Helland (age 65) has been a Vice President of the Company since July 2004. Mr. Helland has been Principal Accounting Officer since June 2018. He holds a bachelor’s degree from Illinois State University and is a Certified Public Accountant. Mr. Helland has substantial experience in the management and reporting functions of both public and private entities.

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

Summary Compensation Table

Annual Compensation (1)(3)

Name (2)	Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Total ($)
Stephen A. Lovelette	Executive Vice President, Chief Executive Officer and Chief Financial Officer	2021	336,667	N/A	336,667
		2020	355,556	N/A	355,556
		2019	197,789	N/A	197,789

(1)       The Company does not have a compensation committee as compensation is determined by the Company’s manager. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

(2)       Mr. Lovelette is the Company’s only executive officer.

(3)       Salary amounts for Mr. Lovelette represents the portion of total compensation allocated and charged to the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

                Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Common Shares owned directly (1) (2)	81.8%

Class C Shares	Stephen A. Lovelette 900 North Michigan Avenue Chicago, IL 60611	52,000 Class C Shares owned directly (2)	100.0%

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Common Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen J. Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of December 31, 2021, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions, and Director Independence

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those that would be paid to such affiliate insurance agency in similar dealings with unaffiliated third parties, and are generally paid by the insurance carriers that the agency represents out of the premiums paid by the Company for such coverage. The total of such commissions for the year ended December 31, 2021 was approximately $49 thousand, all of which was paid as of December 31, 2021.

The Company reimburses Pacific Trail and its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the year ended December 31, 2021 was approximately $1.5 million, all of which was paid as of December 31, 2021.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $1.3 million for the year ended December 31, 2021. The revenue amounts have been eliminated in consolidated financial statements.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services

In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2021 and 2020 are as follows:

(1)       Audit Fees

The fees incurred for the years ended December 31, 2021 and 2020 for professional services for the audit of the Company’s consolidated financial statements were approximately $220 thousand and $220 thousand, respectively.

The fees incurred for the year ended December 31, 2021 for professional services for the audit of the Pension Plan’s financial statements are still in discussion. The fees incurred for the year ended December 31, 2020 for professional services for the audit of the Pension Plan’s financial statements was approximately $42 thousand.

(2)       Audit Related Fees

None

(3)       Tax Fees

The fees incurred for the year ended December 31, 2021 for professional tax compliance services related to the Pension Plan’s IRS Form 5500 Annual Report are still in discussion. The fees incurred for the year ended December 31, 2020 for professional tax compliance services related to the Pension Plan’s IRS Form 5500 Annual Report was approximately $5 thousand.

(4)       All Other Fees

None.

The Company has not adopted any pre-approval policies and procedures. All audit and permitted non-audit services are approved by the managing member of the Company before the service is undertaken.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.
	2.1	Order Confirming Second Amendment Joint Plan of Reorganization Dated June 1, 2002, including as an exhibit thereto, the Second Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code incorporated herein by reference the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	2.2	Second Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference from the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

	3.2	Consent Decree entered into as of April 16, 2021, for the United States of America by U.S. Department of Justice and U.S. Environmental Protection Agency and by Kaanapali Land, LLC and Oahu Sugar Company, LLC filed as an exhibit to the Company’s report on Form 8-K filed April 22, 2021, and hereby incorporated by reference.

	4.1	Description of the Registrant’s Common Shares

	10.1	Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

	21	List of Subsidiaries

	31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) is furnished herewith.

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

	(1)	Previously filed as exhibits to Amfac Hawaii, LLC's Registration Statement on Form S-1 (as amended) under the Securities Act of 1933 (File No. 33-24180) and hereby incorporated by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Richard Helland
By:	Richard Helland Vice President
Date:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Helland
By:	Richard Helland Vice President and Principal Accounting Officer
Date:	March 30, 2022

/s/ Stephen Lovelette
By:	Stephen Lovelette Chief Executive Officer and Chief Financial Officer
Date:	March 30, 2022