Form 10-Q
period 2022-03-31
KAANAPALI LAND LLC
filed 2022-05-12
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

[     ]       Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to __________

Commission file 0-50273

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

Yes [   ]    No [ X ]

As of May 12, 2022, the registrant had 1,792,613 shares of Common Shares and 52,000 Class C Shares outstanding.

2

TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.  Condensed Consolidated Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$20,340	$16,997
Restricted cash	927	840
Property, net	59,109	62,091
Pension plan assets	19,896	19,946
Other assets	2,869	7,322
Total assets	$103,141	$107,196

Liabilities
Accounts payable and accrued expenses	$521	$365
Deposits and deferred gains	1,731	1,737
Deferred income taxes	10,770	9,927
Other liabilities	7,413	14,958

Total liabilities	20,435	26,987

Commitments and contingencies (Note 7)

Equity
Common equity, at 3/31/22 and 12/31/21 (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	2,285	2,298
Accumulated earnings	74,090	71,698

Stockholders’ equity	81,846	79,467

Non-controlling interests	860	742

Total equity	82,706	80,209

Total liabilities and stockholders’ equity	$103,141	$107,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Sales	$6,008	$741
Interest and other income	15	69
Total revenues	6,023	810
Cost and expenses:
Cost of sales	4,200	1,053
Selling, general and administrative	(1,406)	4,647
Depreciation and amortization	65	64
Total cost and expenses	2,859	5,764

Operating income (loss) before income taxes	3,164	(4,954)

Income tax benefit (expense)	(846)	1,250

Net income (loss)	2,318	(3,704)

Less: Net loss attributable to non-controlling interests	(89)	(147)

Net income (loss) attributable to shareholders	$2,407	$(3,557)

Net income (loss) per share – basic and diluted	$1.30	$(1.93)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$2,318	$(3,704)

Other comprehensive income:
Net unrealized (gains) losses on pension plan assets	(17)	10
Other comprehensive income, before tax	(17)	10

Income tax benefit (expense) related to items of other comprehensive income	4	(2)
Other comprehensive income, net of tax	(13)	8

Comprehensive income (loss)	2,305	(3,696)

Comprehensive loss attributable to non-controlling interests	(89)	(147)

Comprehensive income (loss) attributable to stockholders	$2,394	$(3,549)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31, 2022
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance, December 31, 2021	$--	$5,471	$71,698	$2,298	$79,467	$742	$80,209

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(15)	--	(15)	207	192

Other comprehensive income, net of tax	--	--	--	(13)	(13)	--	(13)

Net income (loss)	--	--	2,407	--	2,407	(89)	2,318

Balance, March 31, 2022	$--	$5,471	$74,090	$2,285	$81,846	$860	$82,706

	Three Months Ended March 31, 2021
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance, December 31, 2020	$--	$5,471	$71,440	$946	$77,857	$662	$78,519

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	3	--	3	144	147

Other comprehensive income, net of tax	--	--	--	8	8	--	8

Net loss	--	--	(3,557)	--	(3,557)	(147)	(3,704)

Balance, March 31, 2021	$--	$5,471	$67,886	$954	$74,311	$659	$74,970

 The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$3,366	$1

Net cash used in investing activities:
Property additions	(128)	(142)
Net cash used in investing activities	(128)	(142)

Net cash provided by financing activities:
Contributions	192	147
Net cash provided by financing activities	192	147

Net increase in cash, cash equivalents and restricted cash	3,430	6
Cash, cash equivalents and restricted cash at beginning of period	17,837	18,617

Cash, cash equivalents and restricted cash at end of period	$21,267	$18,623

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

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K (File No. 0-50273) for the year ended December 31, 2021. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2021 Annual Report on Form 10-K.

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

Inventory of land held for sale, of approximately $0 and $3,045, representing Kaanapali Coffee Farms, is included in Property, net in the consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (level 2 and 3). Land held for sale is recognized in the Property Segment as disclosed in Note 9 Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as, farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be achieved in future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of March 31, 2022 is a money market fund for $8,400 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales of real estate	$4,750	$--
Coffee and other crop sales	971	527
Total	$5,721	$527

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three months ended March 31, 2022 and 2021, the Company recognized $262 and $181, respectively, of lease income, substantially comprised of non-variable lease payments. During the three months ended March 31, 2022 and 2021, the Company recognized $19 and $16, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximate 55 acre cultural resources lot to an agricultural lot. The Company closed on the sale of this lot on March 22, 2022. The purchase price was $5,000, paid in cash at closing. As of March 31, 2022, the Company has sold all the lots at Kaanapali Coffee Farms including one lot in December 2021 and one in March 2022.

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

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2022 and December 31, 2021 of $89,940 and $90,565, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the condensed consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The Company’s Pension Plan has excess assets of approximately $20 million. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on or about June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company recognized a curtailment gain of $12 qas of January 31, 0222 in the consolidated financial statements at March 31, 2022. After distribution of Pension Plan benefits to participants, remaining surplus Pension Plan assets are expected to be distributed from the Pension Plan in accordance with the requirements of the Internal Revenue Code of 1986 (as amended) by certain regulatory deadlines.

The components of the net periodic pension benefit (credit), included in selling, general and administrative in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Service cost	$110	$70
Interest cost	1	2
Expected return on plan assets	(61)	(230)
Recognized net actuarial (gain) loss	(5)	10
Curtailment (gain) loss	(12)	--
Net periodic pension cost (credit)	$33	$(148)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at March 31, 2022 and December 31, 2021 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $0, respectively, and unrecognized actuarial gain of $3,089 ($2,286, net of tax) and $3,106 ($2,298, net of tax), respectively. The prior service cost, curtailment gain and actuarial gain recognized in net periodic pension credit for the three months ending March 31, 2022 are $0, $12 ($9 net of tax) and $5 ($4 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The deferred compensation liability of $356 is included in Other liabilities in the Company's condensed consolidated balance sheet as of March 31, 2022.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to unaffiliated third parties. No such commissions were paid for the three months ended March 31, 2022 and 2021.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2022 and 2021 were $370 and $368, respectively, of which $28 was unpaid as of March 31, 2022.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $313 and $323 for the three months ended March 31, 2022 and 2021. Such revenue is recognized in the Agriculture Segment as disclosed in Note 9 Business Segment Information. The revenue amounts have been eliminated in the condensed consolidated financial statements.

(7)  Commitments and Contingencies

At March 31, 2022, the Company has no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

Two former subsidiaries, Oahu Sugar Company, LLC (“Oahu Sugar”) and D/C Distribution Corporation (“D/C”), filed petitions for liquidation under Chapter 7 of the Bankruptcy Code in April 2005 and July 2007, respectively, as described below. On December 17, 2019, the Oahu Sugar bankruptcy case was closed. As a consequence of the Chapter 7 filing, D/C has not been under control of the Company since the bankruptcy filing.

As a result of an administrative order issued to Oahu Sugar by the Hawaii Department of Health (“HDOH”), Order No. CH 98-001, dated January 27, 1998, Oahu Sugar engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, the Environmental Protection Agency (“EPA”) issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a cleanup of the land formerly occupied by Oahu Sugar. Oahu Sugar responded to the information requests and notified both the Navy and EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that purported to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

Therefore, as a result of the pursuit of further action by the HDOH and EPA as described above and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division in April 2005, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code. Such filing was not expected to have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing. While it was not believed that any other affiliates had any responsibility for the debts of Oahu Sugar, EPA made a claim against Kaanapali Land as further described below.

Prior to the claims filing deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224,000, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, EPA and the U.S. Navy filed a joint proof of claim that sought to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $260, and additional anticipated response costs of between approximately $2,760 and $11,450. No specific justification of these costs, or what they are purported to represent, was included in the EPA/Navy proof of claim. There was an insignificant amount of assets remaining in the debtor's estate and it was unclear whether the United States Trustee who took control of Oahu Sugar was going to take any action to contest the EPA/Navy claim, or how it was going to reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar. Counsel for the trustee, EPA, the Navy, and for Fireman’s Fund, one of Kaanapali Land’s insurers, explored ways in which to conclude the Oahu Sugar bankruptcy. On December 16, 2019, the Oahu Sugar bankruptcy trustee filed its final accounting with no distribution to claimants. On December 17, 2019, the Oahu Sugar bankruptcy case was closed and the trustee was discharged.

With regard to the alleged Waipio Penisula alleged environmental issues, EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the Waipio site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land was a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believed it was authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for EPA's position was that Kaanapali Land, by virtue of certain corporate actions, was jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment was made. Instead, after a series of discussions between Kaanapali and EPA, on or about September 30, 2009, EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consisted of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appeared to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land engaged in performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believed that its liability, if any, should have related solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA apparently permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believed that the U.S. Navy bore substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believed that the cost of the work as set forth in the pending order would not have been material to the Company as a whole; however, in the event that EPA were to issue an order requiring remediation of the site, the Company gave no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, the Company believed that if there were litigation regarding the site, there could be no assurances that the cost of such litigation would not be material or that such litigation would result in a judgment in favor of the Company. Kaanapali and the EPA exchanged comments relative to further studies to be performed at the site, including a possible ecological risk assessment. After years of performing work at the site, the parties engaged in discussions to resolve the matter. The matter was ultimately resolved pursuant to the Consent Decree set forth below.

On February 11, 2015, the Company filed a complaint for declaratory judgment, bad faith and damages against Fireman’s Fund Insurance Company (“Fireman’s Fund”) in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 15-1-0239-02, in connection with costs and expenses it might incur in connection with the Waipio site. In the five-count complaint, the Company sought, among other things, a declaratory judgment of its rights under various Fireman’s Fund policies and an order that Fireman’s Fund defend and indemnify Kaanapali Land from all past, present and future costs and expenses in connection with the site, including costs of investigation and defense incurred by Kaanapali and the professionals it has engaged. In addition, Kaanapali sought general, special, and punitive damages, prejudgment and post judgment interest, and such other legal or equitable relief as the court deems just and proper. Fireman’s Fund has filed a responsive pleading. This litigation was settled and dismissed with prejudice pursuant to an agreement between Fireman’s Fund and the Company dated on or about November 24, 2021 (“Insurance Settlement”). The dismissal order was entered on March 31, 2022.

Under the Insurance Settlement Fireman’s Fund paid $6,800 into an escrow that was used to fund the Consent Decree, described below, that was entered into with various federal agencies. The $6,800 was included as a reduction of Selling, general and administrative expenses on the Company’s Consolidated Statement of Operations for the year ended December 31, 2021. The insurance recovery caused the total Selling, general and administrative expense for the year ended December 31, 2021 to be a negative expense. That Consent Decree, entered by United States District Court for the District of Hawaii (the “Court”), and as more fully described below, resolved certain environmental claims against the Company with respect to the former mixing site on Waipio Peninsula on Oahu in Hawaii (the “Mixing Site”). After the Consent Decree was entered and finally approved by the Court in the form initially submitted by the Company and the federal government, the escrowed funds plus interest were paid to the Environmental Protection Agency on March 3, 2022 to fund the settlement that is the subject of the Consent Decree. The Insurance Settlement provided, among other terms and conditions, mutual releases of Claims for coverage for Environmental Claims at the Mixing Site under known and unknown Fireman’s Fund insurance policies.

On April 16, 2021, the U.S. Department of Justice and the U.S. Environmental Protection Agency, on behalf of various federal agencies of the United States of America, executed a Consent Decree with Kaanapali Land, LLC, a Delaware limited liability company (the “Company”) that, if entered by the U.S. District Court sitting in the District of Hawaii, United States of America v. Kaanapali Land, and Oahu Sugar Company, LLC Case No. 1:21-CV-00190, resolved the U.S. federal government’s current environmental claims against the Company with respect to contamination at the former mixing site on Waipio Peninsula on Oahu in Hawaii that had been leased by Oahu Sugar Company LLC, a former subsidiary of the Company. In return for payments by the Company totaling $7,500, the Consent Decree resolved liability asserted by the U.S. government against the Company under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) as well as under the Clean Water Act, both for response costs (those costs expended for investigation and cleanup) and for natural resource damages. The U.S. District Court in Hawaii entered an Order approving the Consent Decree on February 11, 2022 and payment of the settlement amount was received by the government on March 3, 2022.

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

On February 12, 2014, counsel for Fireman’s Fund, the carrier that has been paying defense costs and settlements for the Kaanapali Land asbestos cases, stated that it would no longer pay settlements or judgments in the Kaanapali Land asbestos cases due to then pending D/C and Oahu Sugar bankruptcies. In its communications with Kaanapali Land, Fireman’s fund expressed its view that the automatic stay in effect in the D/C bankruptcy case barred Fireman’s Fund from making any payments to resolve the Kaanapali Land asbestos claims because D/C Distribution was also alleging a right to coverage under those policies for asbestos claims against it. However, in the interim, Fireman’s Fund advised that it intended to continue to pay defense costs for those cases, subject to whatever reservations of rights that might be in effect and subject further to the policy terms. Fireman’s Fund also indicated that to the extent that Kaanapali Land cooperated with Fireman’s Fund in addressing settlement of the Kaanapali Land asbestos cases through coordination with its adjusters, it was Fireman’s Fund’s intention to reimburse any such payments by Kaanapali Land, subject, among other things, to the terms of any lift-stay order, the limits and other terms and conditions of the policies, and prior approval of the settlements. Kaanapali Land and Fireman’s Fund entered into a settlement agreement on or about November 24, 2021 whereby Fireman’s Fund paid $2,441 for certain listed Kaanapali Land asbestos cases upon a Final Order of the D/C bankruptcy court lifting the automatic stay to allow the payments. The D/C court issued the lift-stay order on March 1, 2022. On April 12, 2022, the Company received $2,441 as reimbursement for the various settlements Kaanapali made that were subject to the lift-stay order of March 1, 2022. The $2,441 was included as a reduction of Selling, general and administrative expenses on the Company’s Consolidated Statement of Operations for the three months ended March 31, 2022. The insurance recovery caused the total Selling, general and administrative expense for the three months ended March 31, 2022 to be a negative expense.

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

The bankruptcy trustee for D/C is now in the process of closing the bankruptcy case. All of the asbestos-related proofs claims filed by the San Francisco personal injury firm in the bankruptcy case have been withdrawn in connection with closing. There is a small amount of money on-hand for possible distribution on closing. Although D/C will no longer have any assets after the trustee’s final distribution and closing of the case, there is no guaranty that personal injury claimants will not assert asbestos-related claims against D/C in the future.

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

Economic uncertainty relating to COVID-19 continues and the effects of an improving economy could be negatively impacted by surges in COVID-19 and new variants, the administration and effectiveness of vaccines and government responses to future developments as well as supply chain disruptions, labor shortages and rising inflation. A resurgence of COVID-19 or the emergence of new, significant variants, could negatively impact the Maui real estate market, which could negatively impact the Company’s results and financial position.

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2022	2021
Numerator:
Net income (loss)	$2,318	$(3,704)
Less: Net loss attributable to non-controlling interests	(89)	(147)
Net income (loss) attributable to stockholders	$2,407	$(3,557)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land - basic and diluted	$1.30	$(1.93)

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

	Three Months Ended March 31,
	2022	2021
Revenues:
Property	$4,806	$67
Agriculture	1,217	691
Corporate	--	52
	$6,023	$810

Operating income (loss):
Property	$1,172	$(315)
Agriculture	250	(107)
Operating income (loss)	1,422	(422)

Corporate	1,742	(4,532)

Operating income (loss) before income taxes	$3,164	$(4,954)

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment consists primarily of coffee operations and licensing agreements.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10)  Subsequent Events

On April 12, 2022, the Company received $2,441 as reimbursement for various settlements of asbestos cases paid by the Company. Such reimbursement was pursuant to a settlement agreement between the Company and Fireman’s Fund. Reference is made to Note 7 for discussion of this matter.

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

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2022 and December 31, 2021 of approximately $90 million and $91 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

The Company had cash and cash equivalents of approximately $20 million and $17 million, as of March 31, 2022 and December 31, 2021, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Kaanapali Land and Fireman’s Fund entered into a settlement agreement on or about November 24, 2021, whereby Fireman’s Fund, the carrier that had been paying defense costs and settlements for the Kaanapali Land asbestos cases, would pay $2.4 million for certain listed Kaanapali Land asbestos cases upon a Final Order of the D/C bankruptcy court lifting the automatic stay to allow the payments. The D/C court issued the lift-stay order on March 1, 2022. On April 12, 2022, the Company received $2.4 million as reimbursement for the various settlements Kaanapali made that were subject to the lift-stay order of March 1, 2022. Reference is made to Note 7 of the Company’s consolidated financial statements for further discussion of this matter.

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

At a public meeting on January 18, 2022, the staff of the State of Hawaii Commission on Water Resource Management (“CWRM”) presented an informational briefing on the “Designation of the Lahaina Aquifer Section; Maui as a Surface Water and Ground Water Management Area” as recommended by the Chair of the Commission. The Commission’s primary responsibilities are to implement and administer the State Water Code by planning, surveying, regulating, enforcing, and conserving the State’s water resources. This includes regulating the use of water resources in water management areas. At its meeting on February 15, 2022, the Commissioners of CWRM unanimously voted to accept the Chairperson’s recommendation. The next step in the designation process is for CWRM to hold public hearings on the recommended designation. The proposed designation would regulate the surface and groundwaters supplying the Company’s irrigation systems that take water from streams, development tunnels, and wells. The Company is evaluating the potential effects, if any, this designation may have on its agricultural operations and developments. Further, the Company continues to respond to CWRM to set forth its views on the proposed designation and prepares for CWRM’s further action.

The Company’s Pension Plan has excess assets of approximately $20 million. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on or about June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 plan asset investments were reallocated to a money market fund. After distribution of Pension Plan benefits to participants, remaining surplus Pension Plan assets are expected to be distributed from the Pension Plan in accordance with the requirements of the Internal Revenue Code of 1986 (as amended) by certain regulatory deadlines.

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

Economic uncertainty relating to COVID-19 continues and the effects of an improving economy could be negatively impacted by surges in COVID-19 and new variants, the administration and effectiveness of vaccines and government responses to future developments as well as supply chain disruptions, labor shortages and rising inflation. A resurgence of COVID-19 or the emergence of new, significant variants, could negatively impact the Maui real estate market, which could negatively impact the Company’s results and financial position.

Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

Property, net decreased as of March 31, 2022 due to the sale of a lot during first quarter 2022.

The decrease in other assets at March 31, 2022 as compared to December 31, 2021 is primarily due to insurance recoveries related to the Waipio site received in March 2022, offset by insurance recoveries receivable related to asbestos claims.

The decrease in other liabilities at March 31, 2022 as compared to December 31, 2021 is due to the reversal of a contingency reserve pursuant to the settlement payment made in March 2022 related to the Waipio site.

The increase in sales and the related increase in costs of sales for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily due to sale of one lot during the first quarter 2022, as compared to no lot sales during the first quarter 2021.

The decrease in selling, general and administrative expenses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is due to the insurance recoveries related to asbestos claims offset by the adjustment of the loss contingency during first quarter 2021.

Inflation

As a result of increasing signs of inflation in recent months, the Federal Reserve approved a .25% rate increase in March 2022 and a .5% rate increase in May 2022.

High rates of inflation may adversely affect real estate development generally because of their impact on interest rates. High interest rates not only increase the cost of borrowed funds to the Company, but can also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. However, high rates of inflation may permit the Company to increase the prices that it charges in connection with real property sales, subject to general economic conditions affecting the real estate industry and local market factors.

Critical Estimates and Significant Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's unaudited condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated interim financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally management evaluates these results on an on-going basis. Management's estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different estimates could be made under different assumptions or conditions, and in any event, actual results may differ from the estimates. The impact of a change in these estimates, assumptions, and judgments could materially affect the amounts reported in the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable as Registrant is a smaller reporting company.

Item 4.  Controls and Procedures

Disclosure controls and procedures. The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer/principal financial officer has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth under “Commitments and Contingencies” in Note 7 of the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.  Risk Factors

Reference is made to the risks described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	May 12, 2022

