Form 10-Q
period 2022-06-30
KAANAPALI LAND LLC
filed 2022-08-11
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [   ]    No [ X ]

As of August 11, 2022, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$21,921	$16,997
Restricted cash	1,178	840
Property, net	59,125	62,091
Pension plan assets	19,855	19,946
Other assets	507	7,322
Total assets	$102,586	$107,196

Liabilities
Accounts payable and accrued expenses	$1,029	$365
Deposits and deferred gains	1,705	1,737
Deferred income taxes	10,452	9,927
Other liabilities	7,373	14,958

Total liabilities	20,559	26,987

Commitments and contingencies (Note 7)

Equity
Common equity, at 6/30/22 and 12/31/21 (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income, net of tax	2,284	2,298
Accumulated earnings	73,188	71,698

Shareholders’ equity	80,943	79,467

Non controlling interests	1,084	742

Total equity	82,027	80,209

Total liabilities and shareholders’ equity	$102,586	$107,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Sales and rental revenues	$1,244	$972	$7,252	$1,713
Interest and other income	18	16	33	85
Total revenues	1,262	988	7,285	1,798
Cost and expenses:
Cost of sales	1,084	1,118	5,284	2,171
Selling, general and administrative	1,297	466	(109)	5,113
Depreciation and amortization	69	68	134	132
Total cost and expenses	2,450	1,652	5,309	7,416
Operating income (loss) before income taxes	(1,188)	(664)	1,976	(5,618)

Income tax benefit (expense)	317	146	(529)	1,396

Net income (loss)	(871)	(518)	1,447	(4,222)

Less: Net income (loss) attributable to non controlling interests	31	(101)	(58)	(248)

Net income (loss) attributable to shareholders	$(902)	$(417)	$1,505	$(3,974)

Net income (loss) per share - basic and diluted	$(0.49)	$(0.23)	$0.82	$(2.15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(871)	$(518)	$1,447	$(4,222)

Other comprehensive income:
Net unrealized (gains) losses on pension plan assets	(4)	10	(21)	20
Other comprehensive income, before tax	(4)	10	(21)	20

Income tax benefit (expense) related to items of other comprehensive income	3	(3)	7	(5)
Other comprehensive income, net of tax	(1)	7	(14)	15

Comprehensive income (loss)	(872)	(511)	1,433	(4,207)

Comprehensive income (loss) attributable to non controlling interests	31	(101)	(58)	(248)

Comprehensive income (loss) attributable to stockholders	$(903)	$(410)	$1,491	$(3,959)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Six Months Ended June 30, 2022

(Unaudited)

(Dollars in Thousands)

	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance, December 31, 2021	$--	$5,471	$71,698	$2,298	$79,467	$742	$80,209

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(15)	--	(15)	207	192

Other comprehensive income, net of tax	--	--	--	(13)	(13)		(13)

Net income (loss)	--	--	2,407	--	2,407	(89)	2,318

Balance, March 31, 2022	--	5,471	74,090	2,285	81,846	860	82,706

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	--	--	--	193	193

Other comprehensive income, net of tax	--	--	--	(1)	(1)	--	(1)

Net income (loss)	--	--	(902)	--	(902)	31	(871)

Balance, June 30, 2022	$--	$5,471	$73,188	$2,284	$80,943	$1,084	$82,027

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

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021

(Unaudited)

(Dollars in Thousands)

	2022	2021
Net cash provided by (used in) operating activities	$5,090	$(964)

Net cash used in investing activities:
Property additions	(213)	(315)

Net cash provided by financing activities:
Contributions	385	294
Net cash provided by financing activities	385	294

Net increase (decrease) in cash and cash equivalents	5,262	(985)
Cash and cash equivalents and restricted cash at beginning of period	17,837	18,617

Cash and cash equivalents and restricted cash at end of period	$23,099	$17,632

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

The accompanying condensed consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessors (collectively, the “Company”), which include KLC Land and its wholly-owned subsidiaries. The Kaanapali Coffee Farms Lot Owners’ Association (“LOA”) is consolidated into the accompanying condensed consolidated financial statements. The interests of third-party owners are reflected as non controlling interests. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment primarily engages in farming, harvesting and milling operations relating to coffee orchards on behalf of the applicable land owners. The Company also cultivates, harvests and sells bananas and citrus fruits, and engages in certain ranching operations. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). These unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for interim periods in accordance with U.S. GAAP.

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Condensed Consolidated Financial Statements included in its 2021 Form 10-K. Except as noted below, there have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2022.

Property

The Company's significant property holdings are on the island of Maui and consist of approximately 3,900 acres, of which approximately 1,500 acres are classified as conservation land, which precludes development. The Company has determined, based on its current projections for the development and/or disposition of its property holdings, that the property holdings are not currently recorded in an amount in excess of proceeds that the Company expects that it will ultimately obtain from the operation and disposition thereof.

Inventory of land held for sale of approximately $0 and $3,045, representing Kaanapali Coffee Farms, is included in Property, net in the consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (Levels 2 and 3). Land held for sale is recognized in the Property Segment as disclosed in Note 9, Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2022 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of June 30, 2022 is a money market fund for $8,400 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash represents cash held by the LOA. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales of real estate	$--	$--	$4,750	$--
Coffee and other crop sales	786	738	1,757	1,266
Total	$786	$738	$6,507	$1,266

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

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) Topic 842 Leases (“ASC Topic 842”). Accounting Standards Update (“ASU”) 2016-02 (“ASU 2016-02”) requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not direct leasing costs. Subsequently, FASB issued additional ASUs that further clarified the ASU 2016-02. The ASUs became effective for the Company on January 1, 2019. Upon adoption of the lease ASUs, the Company elected the practical expedients allowable under the ASUs, which included the optional transition method permitting January 1, 2019 to be its initial application date. The adoption of this guidance did not result in an adjustment to retained earnings. Additionally, the Company elected the package of practical expedients, which permits the Company not to reassess expired or existing contracts continuing a lease, the lease classification for expired or existing contracts, and initial direct costs for any existing leases. Further, the Company elected the practical expedient regarding short-term leases, which allows lessees to elect not to apply the balance sheet recognition requirements in ASC Topic 842 to short-term leases. Finally, under ASC Topic 842, lessors are required to continually assess collectability of lessee payments, and, if operating lease payments are not probable of collection, to only recognize into income the lesser of (i) straight-line rental income or (ii) lease payments received to date. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and six months ended June 30, 2022, the Company recognized $275 and $537, respectively, and $192 and $373, respectively, during the three and six months ended June 30, 2021, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and six months ended June 30, 2022, the Company recognized $15 and $34, respectively, and $15 and $31 during the three and six months ended June 30, 2021, respectively, of lease expense, substantially comprised of non-variable lease payments.

Recently Issued Accounting Pronouncements

In June 2016, FASB updated ASC Topic 326 Financial Instruments – Credit Losses with ASU 2016-13 Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 for public companies, except for smaller reporting companies, whose effective date will be periods beginning after December 15, 2022. While the Company is currently evaluating the effect that implementation of this update will have on its condensed consolidated financial statements, no significant impact is anticipated.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”) which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. ASU 2020-04 is effective for fiscal years beginning after December 31, 2022. While the Company is currently evaluating the effect that the implementation of this guidance will have on its condensed consolidated financial statements, no significant impact is anticipated.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximately 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximately 55 acre cultural resources lot to an agricultural lot. The Company closed on the sale of this lot on March 22, 2022. The purchase price was $5,000, paid in cash at closing. As of June 30, 2022, the Company had sold all the lots at Kaanapali Coffee Farms including one lot in December 2021 and one in March 2022.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximately 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. Although certain off-site construction has begun at the site, the commitment remains outstanding as construction of such improvements does not yet trigger such funding. In conjunction with the property and option purchase agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, assisted living facility, and independent living facility.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2022 and December 31, 2021 of $90,027 and $90,565, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002, and placed on record in December 2002. The note has been eliminated in the condensed consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan (the “Pension Plan”) that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The Company’s Pension Plan has excess assets of approximately $20 million. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company recognized a curtailment gain of $12 as of January 31, 2022, in the consolidated financial statements at March 31, 2022. After distribution of Pension Plan benefits to participants, remaining surplus Pension Plan assets are expected to be distributed from the Pension Plan in accordance with the requirements of the Internal Revenue Code of 1986 (as amended) by certain regulatory deadlines.

The components of the net periodic pension benefit (credit) included in selling, general and administrative in the Company’s condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$101	$70	$210	$140
Interest cost	1	2	2	4
Expected return on plan assets	(61)	(230)	(121)	(460)
Recognized net actuarial (gain) loss	(4)	10	(9)	20
Curtailment (gain) loss	--	--	(12)	--
Net periodic pension cost (credit)	$37	$(148)	$70	$(296)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at June 30, 2022 and December 31, 2021 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $0, respectively, and unrecognized actuarial gain of $3,085 ($2,284, net of tax) and $3,106 ($2,298, net of tax), respectively. The prior service cost, curtailment gain and actuarial gain recognized in net periodic pension credit for the six months ended June 30, 2022 are $0, $12 ($9 net of tax) and $9 ($7 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The deferred compensation liability of $356 is included in Other liabilities in the Company's condensed consolidated balance sheet as of June 30, 2022.

(5)  Income Taxes

The statutes of limitations with respect to the Company's taxes for 2018 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all net operating losses (“NOL”) generated and not yet utilized are subject to adjustment by the Internal Revenue Service (“IRS”). The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company could be liable could be material.

The Tax Cuts and Jobs Act (the “Act”) repealed the corporate alternative minimum tax (“AMT”) and provided that prior AMT credits would be refundable. Any remaining AMT credit amount became refundable incrementally from 2018 through 2021. The Coronavirus Aid, Relief, and Economic Security Act (“CARES”) accelerated the refund schedule, enabling the Company to claim the refund in full. In February and July 2021, the Company received $1,483 and $1,486, respectively, including interest, of the refundable tax credit from the IRS.

The Act is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company, particularly the effect of certain limitations effective for the tax year 2018 and forward (prior losses remain subject to the prior 20 year carryover period) on the use of federal NOL carryforwards, which will generally be limited to being used to offset 80% of future annual taxable income.

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are believed by management to be comparable to those that would be paid to unaffiliated third parties. Commissions paid for the three and six months ended June 30, 2022 were $14 and $14, respectively, and $19 and $19 for the three and six months ended June 30, 2021, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2022 and 2021 were $370 and $740, respectively, and $365 and $734, respectively, of which $343 was unpaid as of June 30, 2022.

The Company derives revenue from farming and common area maintenance services and for providing non-potable water to the LOA. The LOA is the association of the owners of the Kaanapali Coffee Farms. The revenues were $303 and $616 for the three and six months ended June 30, 2022, respectively, and $323 and $646 for the three and six months ended June 30, 2021, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 9, Business Segment Information. The revenue amounts have been eliminated in the consolidated financial statements.

(7)  Commitments and Contingencies

At June 30, 2022, the Company had no principal contractual obligations related to the land improvements in conjunction with Phase I of the Kaanapali Coffee Farms project.

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

Two former subsidiaries, Oahu Sugar Company, LLC (“Oahu Sugar”) and D/C Distribution Corporation (“D/C”), filed petitions for liquidation under Chapter 7 of the Bankruptcy Code in April 2005 and July 2007, respectively, as described below. On December 17, 2019, the Oahu Sugar bankruptcy case was closed. As a consequence of D/C Chapter 7 filing, D/C has not been under control of the Company since the bankruptcy filing.

As a result of an administrative order issued to Oahu Sugar by the Hawaii Department of Health (“HDOH”), Order No. CH 98-001, dated January 27, 1998, Oahu Sugar engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Oahu Sugar submitted a Remedial Investigation Report to the HDOH. The HDOH provided comments that indicated that additional testing may be required. Oahu Sugar responded to these comments with additional information. On January 9, 2004, the Environmental Protection Agency (“EPA”) issued a request to Oahu Sugar seeking information related to the actual or threatened release of hazardous substances, pollutants and contaminants at the Waipio Peninsula portion of the Pearl Harbor Naval Complex National Priorities List Superfund Site. The request sought, among other things, information relating to the ability of Oahu Sugar to pay for or perform a cleanup of the land formerly occupied by Oahu Sugar. Oahu Sugar responded to the information requests and notified both the U.S. Navy and EPA that while it had some modest remaining cash that it could contribute to further investigation and remediation efforts in connection with an overall settlement of the outstanding claims, Oahu Sugar was substantially without assets and would be unable to make a significant contribution to such an effort. Attempts at negotiating such a settlement were fruitless and Oahu Sugar received an order from EPA in March 2005 that purported to require certain testing and remediation of the site. As Oahu Sugar was substantially without assets, the pursuit of any action, informational, enforcement, or otherwise, would have had a material adverse effect on the financial condition of Oahu Sugar.

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

Prior to the claims filing deadline, Kaanapali Land, on behalf of itself and certain subsidiaries, filed claims that aggregated approximately $224,000, primarily relating to unpaid guarantee obligations made by Oahu Sugar that were assigned to Kaanapali Land pursuant to the Plan on the Plan Effective Date. In addition, EPA and the U.S. Navy filed a joint proof of claim that sought to recover certain environmental response costs relative to the Waipio Peninsula site discussed above. The proof of claim contained a demand for previously spent costs in the amount of approximately $260, and additional anticipated response costs of between approximately $2,760 and $11,450. No specific justification of these costs, or what they are purported to represent, was included in the EPA/U.S. Navy proof of claim. There was an insignificant amount of assets remaining in the debtor's estate and it was unclear whether the United States Trustee who took control of Oahu Sugar was going to take any action to contest the EPA/U.S. Navy claim, or how it was going to reconcile such claim for the purpose of distributing any remaining assets of Oahu Sugar. Counsel for the trustee, EPA, the U.S. Navy, and for Fireman’s Fund, one of Kaanapali Land’s insurers, explored ways in which to conclude the Oahu Sugar bankruptcy. On December 16, 2019, the Oahu Sugar bankruptcy trustee filed its final accounting with no distribution to claimants. On December 17, 2019, the Oahu Sugar bankruptcy case was closed and the trustee was discharged.

With regard to the alleged Waipio Penisula alleged environmental issues, EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the Waipio site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land was a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believed it was authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for EPA's position was that Kaanapali Land, by virtue of certain corporate actions, was jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment was made. Instead, after a series of discussions between Kaanapali and EPA, on or about September 30, 2009, EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consisted of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appeared to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land engaged in performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believed that its liability, if any, should have related solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believed that the U.S. Navy bore substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believed that the cost of the work as set forth in the pending order would not have been material to the Company as a whole; however, in the event that EPA were to issue an order requiring remediation of the site, the Company gave no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, the Company believed that if there were litigation regarding the site, there could be no assurances that the cost of such litigation would not be material or that such litigation would result in a judgment in favor of the Company. Kaanapali and the EPA exchanged comments relative to further studies to be performed at the site, including a possible ecological risk assessment. After years of performing work at the site, the parties engaged in discussions to resolve the matter. The matter was ultimately resolved pursuant to the Consent Decree set forth below.

On February 11, 2015, the Company filed a complaint for declaratory judgment, bad faith and damages against Fireman’s Fund Insurance Company (“Fireman’s Fund”) in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 15-1-0239-02, in connection with costs and expenses it might incur in connection with the Waipio site. In the five-count complaint, the Company sought, among other things, a declaratory judgment of its rights under various Fireman’s Fund policies and an order that Fireman’s Fund defend and indemnify Kaanapali Land from all past, present and future costs and expenses in connection with the site, including costs of investigation and defense incurred by Kaanapali and the professionals it has engaged. In addition, Kaanapali sought general, special, and punitive damages, prejudgment and post judgment interest, and such other legal or equitable relief as the court deems just and proper. Fireman’s Fund filed a responsive pleading. This litigation was settled and dismissed with prejudice pursuant to an agreement between Fireman’s Fund and the Company dated on or about November 24, 2021 (“Insurance Settlement”). The dismissal order was entered on March 31, 2022.

Under the Insurance Settlement, Fireman’s Fund paid $6,800 into an escrow that was used to fund the Consent Decree, described below, that was entered into with various federal agencies. The $6,800 was included as a reduction of Selling, general and administrative expenses on the Company’s consolidated statement of operations for the year ended December 31, 2021. The insurance recovery caused the total Selling, general and administrative expense for the year ended December 31, 2021 to be a negative expense. That Consent Decree, entered by United States District Court for the District of Hawaii (the “Court”), and as more fully described below, resolved certain environmental claims against the Company with respect to the former mixing site on Waipio Peninsula on Oahu in Hawaii (the “Mixing Site”). After the Consent Decree was entered and finally approved by the Court in the form initially submitted by the Company and the federal government, the escrowed funds plus interest were paid to the Environmental Protection Agency on March 3, 2022 to fund the settlement that is the subject of the Consent Decree. The Insurance Settlement provided, among other terms and conditions, mutual releases of claims for coverage for environmental claims at the Mixing Site under known and unknown Fireman’s Fund insurance policies.

On April 16, 2021, the U.S. Department of Justice and the U.S. Environmental Protection Agency, on behalf of various federal agencies of the United States of America, executed a Consent Decree with Kaanapali Land, LLC, a Delaware limited liability company (the “Company”) that, if entered by the U.S. District Court sitting in the District of Hawaii, United States of America v. Kaanapali Land, and Oahu Sugar Company, LLC Case No. 1:21-CV-00190, resolved the U.S. federal government’s current environmental claims against the Company with respect to contamination at the former mixing site on Waipio Peninsula on Oahu in Hawaii that had been leased by Oahu Sugar Company LLC, a former subsidiary of the Company. In return for payments by the Company totaling $7,500, the Consent Decree resolved liability asserted by the U.S. government against the Company under CERCLA as well as under the Clean Water Act, both for response costs (those costs expended for investigation and cleanup) and for natural resource damages. The U.S. District Court in Hawaii entered an Order approving the Consent Decree on February 11, 2022 and payment of the settlement amount was received by the government on March 3, 2022.

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

On February 12, 2014, counsel for Fireman’s Fund, the carrier that had been paying defense costs and settlements for the Kaanapali Land asbestos cases, stated that it would no longer pay settlements or judgments in the Kaanapali Land asbestos cases due to then pending D/C and Oahu Sugar bankruptcies. In its communications with Kaanapali Land, Fireman’s Fund expressed its view that the automatic stay in effect in the D/C bankruptcy case barred Fireman’s Fund from making any payments to resolve the Kaanapali Land asbestos claims because D/C Distribution was also alleging a right to coverage under those policies for asbestos claims against it. However, in the interim, Fireman’s Fund advised that it intended to continue to pay defense costs for those cases, subject to whatever reservations of rights that might be in effect and subject further to the policy terms. Fireman’s Fund also indicated that, to the extent that Kaanapali Land cooperated with Fireman’s Fund in addressing settlement of the Kaanapali Land asbestos cases through coordination with its adjusters, it was Fireman’s Fund’s intention to reimburse any such payments by Kaanapali Land, subject, among other things, to the terms of any lift-stay order, the limits and other terms and conditions of the policies, and prior approval of the settlements. Kaanapali Land and Fireman’s Fund entered into a settlement agreement on or about November 24, 2021 whereby Fireman’s Fund paid $2,441 for certain listed Kaanapali Land asbestos cases upon a Final Order of the D/C bankruptcy court lifting the automatic stay to allow the payments. The D/C court issued the lift-stay order on March 1, 2022. On April 12, 2022, the Company received $2,441 as reimbursement for the various settlements Kaanapali made that were subject to the lift-stay order of March 1, 2022. The $2,441 was included as a reduction of Selling, general and administrative expenses on the Company’s consolidated statement of operations for the three and six months ended June 30, 2022. The insurance recovery caused the total Selling, general and administrative expense for the six months ended June 30, 2022 to be a negative expense.

On February 15, 2005, D/C was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party was served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleged that it was an insurance company to whom D/C tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleged that because none of the parties had been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies is needed. Plaintiff sought, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies were exhausted; that plaintiff is not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C had been incurred unreasonably; that plaintiff was entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C breached its obligation of cooperation with plaintiff. D/C filed an answer and an amended cross-claim. D/C believed that it had meritorious defenses and positions, and intended to vigorously defend against plaintiff’s claims. In addition, D/C believed that it was entitled to amounts from plaintiffs for reimbursement and recoupment of amounts expended by D/C on the lawsuits previously tendered. In order to fund such action and its other ongoing obligations while such lawsuit continued, D/C entered into a Loan Agreement and Security Agreement with Kaanapali Land, in August 2006, whereby Kaanapali Land provided certain advances against a promissory note delivered by D/C in return for a security interest in any D/C insurance policy at issue in this lawsuit. In June 2007, the parties settled this lawsuit with payment by plaintiffs in the amount of $1,618. Such settlement amount was paid to Kaanapali Land in partial satisfaction of the secured indebtedness noted above.

Because D/C was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, D/C filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code during July 2007, Case No. 07-12776. Such filing is not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing. Kaanapali Land filed claims in the D/C bankruptcy that aggregated approximately $26,800, relating to both secured and unsecured intercompany debts owed by D/C to Kaanapali Land. In addition, a personal injury law firm based in San Francisco that represents clients with asbestos-related claims filed proofs of claim on behalf of approximately two thousand claimants. While it is not likely that a significant number of these claimants have a claim against D/C that could withstand a vigorous defense, it is unknown how the trustee will deal with these claims. It is not expected, however, that the Company will receive any material additional amounts in the liquidation of D/C.

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

The bankruptcy trustee for D/C is now in the process of closing the bankruptcy case. Certain asbestos-related proofs claims in the bankruptcy case have been withdrawn in connection with closing. There is a small amount of money on-hand for possible distribution on closing. Although D/C will no longer have any assets after the trustee’s final distribution and closing of the case, there is no guaranty that personal injury claimants will not assert asbestos-related claims against D/C in the future.

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DNLR”) that DNLR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in April 2022. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level, as well as updating important plans to address emergency events and basic operations and maintenance. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. During second quarter 2022, the Company received $155 in insurance proceeds related to an insured event that occurred during the 2021 crop year. This amount has been reflected in sales and rental revenues in the Company’s consolidated financial statements.

Kaanapali Land Management Corp. (KLMC) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximately 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, is in the early stage of planning. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying condensed consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

Adverse macroeconomic conditions and the COVID-19 pandemic continue to cause economic uncertainty and market volatility. Heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and other adverse macroeconomic conditions, along with disruptions caused by the COVID-19 pandemic, may continue. The evolving nature of the COVID-19 pandemic, including the severity and rate of incidence of the virus, the emergence of new variants, and the administration and continued effectiveness of vaccines (and boosters), public health restrictions, or a resurgence of COVID-19 or a new, significant variant could negatively impact the Maui real estate market, which could have an adverse effect on the Company’s results of operations and financial position.

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(871)	$(518)	$1,447	$(4,222)
Less: Net income attributable to non controlling interests	31	(101)	(58)	(248)
Net loss attributable to stockholders	$(902)	$(417)	$1,505	$(3,974)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net loss per share,
attributable to Kaanapali Land - basic and diluted	$(0.49)	$(0.23)	$0.82	$(2.15)

(9)  Business Segment Information

As described in Note 1, the Company operates in two business segments. Total revenues and operating profit by business segment are presented in the tables below.

Total revenues by business segment includes primarily (i) sales, all of which are to unaffiliated customers, and (ii) interest income that is earned from outside sources on assets which are included in the individual industry segment's identifiable assets.

Operating income (loss) is comprised of total revenue less cost of sales and operating expenses. In computing operating income (loss), none of the following items have been added or deducted: general corporate revenues and expenses, interest expense and income taxes.

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2022	2021	2022	2021
Revenues:
Property	$81	$84	$4,887	$151
Agriculture	1,177	903	2,394	1,594
Corporate	4	1	4	53
	$1,262	$988	$7,285	$1,798

Operating income (loss):
Property	$(561)	$(354)	$611	$(669)
Agriculture	269	15	519	(92)
Operating income (loss)	(292)	(339)	1,130	(761)

Corporate	(896)	(325)	846	(4,857)

Operating income (loss) before income taxes	$(1,188)	$(664)	$1,976	$(5,618)

The Company’s Property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s Agriculture segment consists primarily of coffee operations and licensing agreements.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10)  Subsequent Events

During July 2022, the Company turned over control of the LOA board of directors to the lot owners of the Kaanapali Coffee Farms.

     Item 2.  Management’s Discussion and Analysis of Financial Condition and

                 Results of Operation

General

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in international, national and Hawaiian economic conditions, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, the effect of the outbreak of the COVID-19 virus, actual versus projected timing of event, and the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Proceeds from land sales and the planned distribution of surplus Pension Plan assets are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $22 million and $17 million as of June 30, 2022 and December 31, 2021, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. To the extent the Company is not delayed by certain regulatory agencies, the Company expects the distribution of surplus Pension Plan assets to enhance the Company’s liquidity. The Company does not anticipate making any distributions for the foreseeable future.

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

Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2022 and December 31, 2021 of approximately $90 million and $91 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2022 was approximately $5 million and was primarily due to a lot sale in Kaanapali Coffee Farms. Net cash flows used in investing activities for the six months ended June 30, 2022 was approximately $0.2 million and was due to costs of project planning and engineering, primarily relating to KCF Mauka and Puukolli Village Mauka. Net cash provided by financing activities for the six months ended June 30, 2022 was approximately $0.4 million and represented Kaanapali Coffee Farms lot owners’ contributions to the LOA.

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximately 14.9 acre parcel in West Maui. The purchase price was $3.3 million, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. Although certain offsite construction has begun at the site, the commitment remains outstanding as construction of such improvements does not yet trigger such funding. In conjunction with the property and option purchase agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, assisted living facility, and independent living facility.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County of Maui (the “County”) for subdivision approval. The Company is working with the County to resolve certain of the County’s comments relating to the subdivision. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Company is in the planning stages for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, the Company expects to enter into a contract to install a sewer line from the Puulolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site.

In January 2021, the Company entered into agreements with an unrelated third party for that third party to prepare plans to develop Puukolii Village Mauka and another subdivision on the Company’s property. The plans were to include development segments and timeline, offsite and onsite infrastructure, construction cost analysis, proposed budgets and proforma financial statements. After discussion and negotiation, the Company and the third party were unable to agree on the plans and the agreements were terminated.

At its June 14, 2022 meeting, the State of Hawaii Commission on Water Resource Management (“CWRM”) unanimously voted to accept Findings of Fact and the Chairperson’s recommendation to Designate the Lahaina Aquifer Sector Area as both a Surface Water and Ground Water Management Area including the Honokohau, Honolua, Honokahua, Kahana, Honokowai, Wahikuli, Kahoma, Kaua`ula, Launiupoko, Olowalu, and Ukumehame Groundwater Hydrologic Units, Island of Maui, Hawaii. By accepting the recommendation, CWRM thereby established administrative control over the ground and surface waters in the Lahaina Aquifer Sector Area. The intended purpose of that designation was described by the CWRM staff as serving to “ensure protection and reasonable beneficial use of” those waters. The Lahaina Aquifer Sector includes the Honokowai hydrologic unit from which the Company currently derive almost all of its non-potable water. The designation means that the Company and all users of water in the Lahaina Aquifer Sector Area will be required to apply for water use permits pursuant to a “yet-to-be-determined process” that will call for the water purveyors (and potentially their end-users) to demonstrate that their existing uses meet the “reasonable beneficial use” standards adopted by CWRM. Applications for permits to use water for future uses likely will be considered only after existing users have completed their applications based on existing uses. One possible result of the designation is a potential inability to secure permits from CWRM for future uses. This could negatively impact the west Maui real estate market and the development and sale of the Company’s lands on the Island of Maui, thereby materially and adversely affecting the Company’s operations, land sales, results, and financial position.

The Company’s Pension Plan has excess assets of approximately $20 million. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 plan asset investments were reallocated to a money market fund. After distribution of Pension Plan benefits to participants, remaining surplus Pension Plan assets are expected to be distributed from the Pension Plan in accordance with the requirements of the Internal Revenue Code of 1986 (as amended) by certain regulatory deadlines.

Adverse macroeconomic conditions and the COVID-19 pandemic continue to cause economic uncertainty and market volatility. Heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and other adverse macroeconomic conditions, along with disruptions caused by the COVID-19 pandemic, may continue. The evolving nature of the COVID-19 pandemic, including the severity and rate of incidence of the virus, the emergence of new variants, and the administration and continued effectiveness of vaccines (and boosters), public health restrictions, or a resurgence of COVID-19 or a new, significant variant could negatively impact the Maui real estate market, which could have an adverse effect on the Company’s results of operations and financial position.

Comparison of Results of Operations

Property, net decreased at June 30, 2022 as compared to December 31, 2021 due to the sale of a lot during first quarter 2022.

The decrease in other assets at June 30, 2022 as compared to December 31, 2021 is primarily due to insurance recoveries related to the Waipio site received in March 2022.

The increase in accounts payable and accrued expenses at June 30, 2022 as compared to December 31, 2021 is primarily due to payables related to legal services in connection with D/C bankruptcy and CWRM water regulations.

The decrease in other liabilities at June 30, 2022 as compared to December 31, 2021 is due to the reversal of a contingency reserve pursuant to the settlement payment made in March 2022 related to the Waipio site.

The increase in sales and the related increase in costs of sales for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to sale of one lot during the first quarter 2022, as compared to no lot sales during the first quarter 2021.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is due to the insurance recoveries related to asbestos claims offset by the adjustment of the loss contingency during first quarter 2021.

See also notes to the condensed consolidated financial statements for additional discussion of items addressing comparability between the three and six months ended June 30, 2022 and 2021.

Inflation

As a result of increasing signs of inflation in recent months, the Federal Reserve approved a .25% rate increase in March 2022, a .5% rate increase in May 2022, a .75% rate increase in June 2022 and a .75% rate increase in July 2022.

High rates of inflation may adversely affect real estate development generally because of their impact on interest rates. High interest rates not only increase the cost of borrowed funds to the Company, but can also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. However, high rates of inflation may permit the Company to increase the prices that it charges in connection with real property sales, subject to a slow down in sales and increase in home construction costs and to general economic conditions affecting the real estate industry and local market factors.

Critical Accounting Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's unaudited condensed consolidated interim financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated interim financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally management evaluates these results on an on-going basis. Management's estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different estimates could be made under different assumptions or conditions, and in any event, actual results may differ from the estimates. The impact of a change in these estimates, assumptions, and judgments could materially affect the amounts reported in the Company’s consolidated financial statements.

Certain accounting policies involve significant judgements and estimates by management, and the Company considers these accounting policies to be critical accounting policies. There have been no material changes to the critical accounting polices disclosed in 2021 Form 10-K, except as described in Note 1 to the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Risks Related to Hawaiian Real Estate and Development Markets

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

At its June 14, 2022 meeting, CWRM voted to established administrative control over the ground and surface waters in the Lahaina Aquifer Sector Area which includes the Company’s agricultural and development lands. The designation means that the Company will be required to apply for water use permits pursuant to a “yet-to-be-determined process” that will call for the water purveyors (and potentially their end-users) to demonstrate that their existing uses meet the “reasonable beneficial use” standards adopted by CWRM. Applications for permits to use water for future uses likely will be considered only after existing users have completed their applications based on existing uses. One possible result of the designation is a potential inability to secure permits from CWRM for future uses. This could negatively impact the west Maui real estate market and the development and sale of the Company’s lands on the Island of Maui, thereby materially and adversely affecting the Company’s operations, land sales, results, and financial position.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 10 filed May 1, 2003 and incorporated by reference herein.

3.2	Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 8-K filed April 21, 2008 and incorporated by reference herein.

10.1	Consent Decree entered into as of April 16, 2021, for the United States of America by U.S. Department of Justice and U.S. Environmental Protection Agency and by Kaanapali Land, LLC and Oahu Sugar Company, LLC. filed as an exhibit to the Company’s report on Form 8-K filed April 22, 2021, and hereby incorporated by reference.

31.1	Certification of the Chief Executive and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	August 11, 2022