Form 10-Q
period 2022-09-30
KAANAPALI LAND LLC
filed 2022-11-14
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Yes [   ]    No [ X ]

As of November 14, 2022, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.   Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$20,956	$16,997
Restricted cash	--	840
Property, net	58,958	62,091
Pension plan assets	19,814	19,946
Other assets	630	7,322
Total assets	$100,358	$107,196

Liabilities
Accounts payable and accrued expenses	$870	$365
Deposits and deferred gains	1,383	1,737
Deferred income taxes	10,290	9,927
Other liabilities	7,332	14,958

Total liabilities	19,875	26,987

Commitments and contingencies (Note 7)

Equity
Common equity, at 9/30/22 and 12/31/21 (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares)	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income, net of tax	2,279	2,298
Accumulated earnings	72,733	71,698

Shareholders’ equity	80,483	79,467

Non controlling interests	--	742

Total equity	80,483	80,209

Total liabilities and shareholders’ equity	$100,358	$107,196

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Sales and rental revenues	$1,059	$811	$8,311	$2,524
Interest and other income	45	73	78	158
Total revenues	1,104	884	8,389	2,682
Cost and expenses:
Cost of sales	808	1,250	6,092	3,421
Selling, general and administrative	856	589	747	5,702
Depreciation and amortization	55	69	189	201
Total cost and expenses	1,719	1,908	7,028	9,324
Operating income (loss) before income taxes	(615)	(1,024)	1,361	(6,642)

Income tax benefit (expense)	160	214	(369)	1,610

Net income (loss)	(455)	(810)	992	(5,032)

Less: Net income (loss) attributable to non controlling interests	--	(202)	(58)	(450)

Net income (loss) attributable to shareholders	$(455)	$(608)	$1,050	$(4,582)

Net income (loss) per share - basic and diluted	$(0.25)	$(0.33)	$0.57	$(2.48)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(455)	$(810)	$992	$(5,032)

Other comprehensive income:
Net unrealized (gains) losses on pension plan assets	(4)	10	(25)	30
Other comprehensive income, before tax	(4)	10	(25)	30

Income tax benefit (expense) related to items of other comprehensive income	(1)	(3)	6	(8)
Other comprehensive income, net of tax	(5)	7	(19)	22

Comprehensive income (loss)	(460)	(803)	973	(5,010)

Comprehensive income (loss) attributable to non controlling interests	--	(202)	(58)	(450)

Comprehensive income (loss) attributable to shareholders	$(460)	$(601)	$1,031	$(4,560)

The accompanying notes are an integral part of the condensed consolidated financial statements.

 KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2022

(Unaudited)

(Dollars in Thousands)

	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance, December 31, 2021	$--	$5,471	$71,698	$2,298	$79,467	$742	$80,209

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(15)	--	(15)	207	192

Other comprehensive income, net of tax	--	--	--	(13)	(13)		(13)

Net income (loss)	--	--	2,407	--	2,407	(89)	2,318

Balance, March 31, 2022	--	5,471	74,090	2,285	81,846	860	82,706

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	--		--	193	193

Other comprehensive income, net of tax	--	--	--	(1)	(1)	--	(1)

Net income (loss)	--	--	(902)	--	(902)	31	(871)

Balance, June 30, 2022	--	5,471	73,188	2,284	80,943	1,084	82,027

Effect of deconsolida- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	--	--	--	(1,084)	(1,084)

Other comprehensive income net of tax	--	--	--	(5)	(5)	--	(5)

Net loss	--	--	(455)	--	(455)	--	(455)

Balance, September 30, 2022	$--	$5,471	$72,733	$2,279	$80,483	$--	$80,483

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

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021

(Unaudited)

(Dollars in Thousands)

	2022	2021
Net cash provided by (used in) operating activities	$3,919	$(944)

Net cash used in investing activities:
Property additions	(248)	(398)
Effect of deconsolidating Kaanapali Coffee Farms Lot Owners’ Association	(937)	--
Net cash used by investing activities	(1,185)	(398)

Net cash provided by financing activities:
Contributions	385	455
Net cash provided by financing activities	385	455

Net increase (decrease) in cash, cash equivalents and restricted cash	3,119	(887)
Cash, cash equivalents and restricted cash at beginning of period	17,837	18,617

Cash, cash equivalents and restricted cash at end of period	$20,956	$17,730

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

The accompanying condensed consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessors (collectively, the “Company”), which include KLC Land and its wholly-owned subsidiaries. Prior to July 1, 2022, the Kaanapali Coffee Farms Lot Owners’ Association (“LOA”) was consolidated into the Company’s consolidated financial statements and the interests of third-party owners of the lots in the Kaanapali Coffee Farms subdivision were reflected as equity including non controlling interests. The Company sold its last owned lot in the Kaanapali Coffee Farms subdivision in early 2022 and as a consequence, the Company elected to turnover control of the LOA board of directors to the third-party owners of the lots in the subdivision. An election for a new board of directors, comprised entirely of third-party lot owners, was held during June 2022 and the results of the election were announced July 1, 2022. Therefore, effective July 1, 2022, the Company deconsolidated the LOA due to the loss of control over the LOA and derecognized the assets, liabilities, equity (including the non controlling interests) and results of operations in its financial statements. The Company does not have any direct or indirect retained interest in the LOA. The Company currently has agreements with the LOA to farm coffee, perform common area maintenance services and provide non-potable water. Through June 30, 2022, all significant intercompany transactions and balances were eliminated in consolidation.

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

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Condensed Consolidated Financial Statements included in its 2021 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2022.

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

Inventory of land held for sale of approximately $0 and $3,045, representing agricultural lots at the Kaanapali Coffee Farms subdivision, is included in Property, net in the consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (Levels 2 and 3). Land held for sale is recognized in the Property Segment as disclosed in Note 9, Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2022 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of September 30, 2022 is a money market fund for $8,400 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash as of December 31, 2021 represents cash held by the LOA. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents or restricted cash.

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

The Company’s revenues that were subject to revenue recognition standards were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales of real estate	$0	$0	$4,750	$0
Coffee and other crop sales	703	586	2,460	1,851
Total	$703	$586	$7,210	$1,851

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

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and nine months ended September 30, 2022, the Company recognized $296 and $834, respectively, and $189 and $563, during the three and nine months ended September 30, 2021, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and nine months ended September 30, 2022, the Company recognized $20 and $54, respectively, and $17 and $47 during the three and nine months ended September 30, 2021, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximately 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximately 55 acre cultural resources lot to an agricultural lot. The Company closed on the sale of this lot on March 22, 2022. The purchase price was $5,000, paid in cash at closing. As of September 30, 2022, the Company had sold all the lots at Kaanapali Coffee Farms including one lot in December 2021 and one in March 2022.

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

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2022 and December 31, 2021 of $90,115 and $90,565, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002, and placed on record in December 2002. The note has been eliminated in the condensed consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans

The Company participates in a defined benefit pension plan (the “Pension Plan”) that covers substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The Company’s Pension Plan has excess assets of approximately $20 million. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company recognized a curtailment gain of $12 as of January 31, 2022, in the consolidated financial statements at March 31, 2022. The Company paid $420 in benefits to participants during October 2022. The remaining surplus Pension Plan assets are expected to be distributed in 2023 from the Pension Plan in accordance with the requirements of the Internal Revenue Code of 1986 (as amended), which includes an excise tax of up to 50%, by certain regulatory deadlines.

The components of the net periodic pension benefit (credit) included in selling, general and administrative in the Company’s condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$100	$70	$311	$211
Interest cost	2	2	4	5
Expected return on plan assets	(61)	(230)	(183)	(690)
Recognized net actuarial loss	(4)	10	(13)	30
Curtailment (gain) loss	--	--	(12)	--
Net periodic pension cost (credit)	$37	$(148)	$107	$(444)

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its statement of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at September 30, 2022 and December 31, 2021 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $0, respectively, and unrecognized actuarial gain of $3,080 ($2,279, net of tax) and $3,106 ($2,298, net of tax), respectively. The prior service cost, curtailment gain and actuarial gain recognized in net periodic pension credit for the nine months ended September 30, 2022 are $0, $12 ($9 net of tax) and $13 ($10 net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The deferred compensation liability of $356 is included in Other liabilities in the Company's condensed consolidated balance sheet as of September 30, 2022.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Commissions paid for the three and nine months ended September 30, 2022 were $1 and $15, respectively, and $0 and $20 for the three and nine months ended September 30, 2021, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2022 and 2021 were $381 and $1,121, respectively, and $365 and $1,099, respectively, of which $348 was unpaid as of September 30, 2022.

The Company had derived revenue from farming and common area maintenance services and for providing non-potable water to the LOA. The LOA is the association of the lot owners of the Kaanapali Coffee Farms. Effective July 1, 2022, the LOA is no longer an affiliate of the Company due to the loss of control over the LOA. The revenues are $616 for the nine months ended September 30, 2022, respectively, and $323 and $969 for the three and nine months ended September 30, 2021, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 9, Business Segment Information. Through June 30, 2022, the revenue amounts have been eliminated in the consolidated financial statements.

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

With regard to the alleged Waipio Peninsula environmental issues, EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the Waipio site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land was a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believed it was authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for EPA's position was that Kaanapali Land, by virtue of certain corporate actions, was jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment was made. Instead, after a series of discussions between Kaanapali and EPA, on or about September 30, 2009, EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio Peninsula. The work consisted of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appeared to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land engaged in performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believed that its liability, if any, should have related solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believed that the U.S. Navy bore substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believed that the cost of the work as set forth in the pending order would not have been material to the Company as a whole; however, in the event that EPA were to issue an order requiring remediation of the site, the Company gave no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, the Company believed that if there were litigation regarding the site, there could be no assurances that the cost of such litigation would not be material or that such litigation would result in a judgment in favor of the Company. Kaanapali and the EPA exchanged comments relative to further studies to be performed at the site, including a possible ecological risk assessment. After years of performing work at the site, the parties engaged in discussions to resolve the matter. The matter was ultimately resolved pursuant to the Consent Decree set forth below.

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

On February 12, 2014, counsel for Fireman’s Fund, the carrier that had been paying defense costs and settlements for the Kaanapali Land asbestos cases, stated that it would no longer pay settlements or judgments in the Kaanapali Land asbestos cases due to then pending D/C and Oahu Sugar bankruptcies. In its communications with Kaanapali Land, Fireman’s Fund expressed its view that the automatic stay in effect in the D/C bankruptcy case barred Fireman’s Fund from making any payments to resolve the Kaanapali Land asbestos claims because D/C Distribution was also alleging a right to coverage under those policies for asbestos claims against it. However, in the interim, Fireman’s Fund advised that it intended to continue to pay defense costs for those cases, subject to whatever reservations of rights that might be in effect and subject further to the policy terms. Fireman’s Fund also indicated that, to the extent that Kaanapali Land cooperated with Fireman’s Fund in addressing settlement of the Kaanapali Land asbestos cases through coordination with its adjusters, it was Fireman’s Fund’s intention to reimburse any such payments by Kaanapali Land, subject, among other things, to the terms of any lift-stay order, the limits and other terms and conditions of the policies, and prior approval of the settlements. Kaanapali Land and Fireman’s Fund entered into a settlement agreement on or about November 24, 2021 whereby Fireman’s Fund paid $2,441 for certain listed Kaanapali Land asbestos cases upon a Final Order of the D/C bankruptcy court lifting the automatic stay to allow the payments. The D/C court issued the lift-stay order on March 1, 2022. On April 12, 2022, the Company received $2,441 as reimbursement for the various settlements Kaanapali made that were subject to the lift-stay order of March 1, 2022. The $2,441 was included as a reduction of Selling, general and administrative expenses on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022.

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

Adverse macroeconomic conditions, which originated as a result of the COVID-19 pandemic, are expected to continue to cause economic uncertainty and market volatility and pose risks to us and the real estate industry. Heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and other adverse macroeconomic conditions, along with disruptions caused by the emergence of COVID-19 variants or resurgences of the virus or other public health emergencies could negatively impact the Maui real estate market, which could have an adverse effect on the Company’s results of operations and financial position.

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(455)	$(810)	$992	$(5,032)
Less: Net loss attributable to non controlling interests	--	(202)	(58)	(450)
Net income (loss) attributable to stockholders	$(455)	$(608)	$1,050	$(4,582)

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share,
attributable to Kaanapali Land - basic and diluted	$(0.25)	$(0.33)	$0.57	$(2.48)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Property	$95	$60	$4,982	$211
Agriculture	990	769	3,384	2,363
Corporate	19	55	23	108
	$1,104	$884	$8,389	$2,682

Operating income (loss):
Property	$(514)	$(479)	$97	$(1,148)
Agriculture	225	(131)	744	(223)
Operating income (loss)	(289)	(610)	841	(1,371)

Corporate	(326)	(414)	520	(5,271)

Operating income (loss) before income taxes	$(615)	$(1,024)	$1,361	$(6,642)

The Company’s Property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s Agriculture segment consists primarily of coffee operations and licensing agreements.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

(10)  Subsequent Events

During October 2022, the Company paid $420 in Pension Plan benefits to participants.

     Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, the effect of geopolitical, economic and market conditions in Hawaii and globally, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, the effect of the outbreak of the COVID-19 virus, actual versus projected timing of events, and the factors described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

The Commission on Water Resource Management ("CWRM") officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas and notified the Company that they would need to apply for ground and surface water use permits to continue the Company's use of 16 certain wells that are integral to the Company's entire operations. One possible result of the designation is a potential inability to secure permits from CWRM for future water use in a timely fashion or in amounts to avoid disruption and delays impacting the Company's business development. In the event permits adequate to the Company's plans are not received or not received timely, there could be negative impacts on the west Maui real estate market as a whole and the development and sale of the Company's lands on the Island of Maui, thereby materially and adversely affecting the Company's operations, land sales, land values, results, and financial position.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $21 million and $17 million as of September 30, 2022 and December 31, 2021, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. To the extent the Company is not delayed by certain regulatory agencies, the Company expects the distribution of surplus Pension Plan assets to enhance the Company’s liquidity. The Company does not anticipate making any distributions for the foreseeable future.

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

Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2022 and December 31, 2021 of approximately $90 million and $91 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2022 was approximately $4 million and was primarily due to the lot sale in Kaanapali Coffee Farms. Net cash flows used in investing activities for the nine months ended September 30, 2022 was approximately $1.2 million and was primarily due to the effect of deconsolidating the LOA, as well as, the costs of project planning and engineering, primarily relating to KCF Mauka and Puukolli Village Mauka. Net cash provided by financing activities for the nine months ended September 30, 2022 was approximately $0.4 million and represented Kaanapali Coffee Farms lot owners’ contributions to the LOA prior to the deconsolidation of the LOA.

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

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County of Maui (the “County”) for subdivision approval. The Company is working with the County to resolve certain of the County’s comments relating to the subdivision. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Company is in the planning stages for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, the Company entered into a contract to install a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site.

At its June 14, 2022 meeting, the State of Hawaii Commission on Water Resource Management (“CWRM”) unanimously voted to accept Findings of Fact and the Chairperson’s recommendation to Designate the Lahaina Aquifer Sector Area as both a Surface Water and Ground Water Management Area including the Honokohau, Honolua, Honokahua, Kahana, Honokowai, Wahikuli, Kahoma, Kaua`ula, Launiupoko, Olowalu, and Ukumehame Groundwater Hydrologic Units, Island of Maui, Hawaii. By accepting the recommendation, CWRM thereby established administrative control over the ground and surface waters in the Lahaina Aquifer Sector Area. The intended purpose of that designation was described by the CWRM staff as serving to “ensure protection and reasonable beneficial use of” those waters. The Lahaina Aquifer Sector includes the Honokowai hydrologic unit from which the Company currently derives almost all of its non-potable water. The designation means that the Company and all users of water in the Lahaina Aquifer Sector Area will be required to apply for water use permits pursuant to a “yet-to-be-determined process” that will call for the water purveyors (and potentially their end-users) to demonstrate that their existing uses meet the “reasonable beneficial use” standards adopted by CWRM. Applications for permits to use water for future uses likely will be considered only after existing users have completed their applications based on existing uses. One possible result of the designation is a potential inability to secure permits from CWRM for future uses.

By letters dated October 28, 2022, CWRM officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company's use of 16 certain wells that are integral to the Company's entire operations. The permits, when applied for and granted and subject to various conditions, would preserve the Company's existing water uses as of August 6, 2022.

One possible result of the designation is a potential inability to secure permits from CWRM for future water use in a timely fashion or in amounts to avoid disruption and delays impacting the Company's business development. In the event permits adequate to the Company's plans are not received or not received timely, there could be negative impacts on the west Maui real estate market as a whole and the development and sale of the Company's lands on the Island of Maui, thereby materially and adversely affecting the Company's operations, land sales, land values, results, and financial position.

The Company’s Pension Plan has excess assets of approximately $20 million. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company paid $420 in benefits to participants during October 2022. The remaining surplus Pension Plan assets are expected to be distributed in 2023 from the Pension Plan in accordance with the requirements of the Internal Revenue Code of 1986 (as amended), which includes an excise tax of up to 50%, by certain regulatory deadlines.

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

Comparison of Results of Operations

Property, net decreased at September 30, 2022 as compared to December 31, 2021 due to the sale of a lot during first quarter 2022.

The decrease in other assets at September 30, 2022 as compared to December 31, 2021 is primarily due to insurance recoveries related to the Waipio site received in March 2022.

The decrease in other liabilities at September 30, 2022 as compared to December 31, 2021 is due to the reversal of a contingency reserve pursuant to the settlement payment made in March 2022 related to the Waipio site.

The increase in sales and the related increase in costs of sales for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily due to sale of one lot during the first quarter 2022, as compared to no lot sales during the first quarter 2021.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is due to the insurance recoveries related to asbestos claims offset by the adjustment of the loss contingency during first quarter 2021.

See also notes to the condensed consolidated financial statements for additional discussion of items addressing comparability between the three and nine months ended September 30, 2022 and 2021.

Inflation

As a result of increasing signs of inflation in recent months, the Federal Reserve approved a .25% rate increase in March 2022, a .5% rate increase in May 2022, a .75% rate increase in June 2022, a .75% rate increase in July 2022, a .75% rate increase in September 2022, and a .75% rate increase in November 2022.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth under “Commitments and Contingencies” in Note 7 of the Notes to the condensed consolidated financial statements, included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.  Risk Factors

Except as set forth below, there have been no material changes to the risks described in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	November 14, 2022