Form 10-K
period 2022-12-31
KAANAPALI LAND LLC
filed 2023-04-11
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-50273

Kaanapali Land, LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	01-0731997 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes [ ] No [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

As of April 10, 2023, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its remaining operations. KLC Land conducts substantially all of its business through various subsidiaries. Those subsidiaries with remaining assets of significant net value include KLC Holding Corp. ("KLC"), Pioneer Mill Company, LLC ("PMCo"), Kaanapali Land Management Corp. ("KLMC" formerly known as Kaanapali Development Corp.) and PM Land Company, LLC. In 2013, the Kaanapali Coffee Farms Lot Owners’ Association (“KCF LOA”) was consolidated with the interests of third-party owners reflected as non-controlling interests. The KCF LOA was deconsolidated in the third quarter of 2022 as a result of the turnover of control of the KCF LOA board of directors to the third-party owners of the lots in the subdivision.

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

Kaanapali 2020 Development Plan. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located near to the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of residential (including workforce affordable housing), commercial, quasi-public facilities, recreation, agriculture, rural, and open space. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan, will be subject to approval and regulation by various state and county agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. A substantial portion of the Company’s Kaanapali 2020 Development Plan land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. In Hawaii, the governmental entities may impose limits or controls on growth in their communities during the review and consideration of the various entitlement process mainly through restrictive conditions, including limitations on density, impact fees, infrastructure contribution, among others, all of which may materially affect utilization of the land and the costs associated with developing the land. In addition, Maui County currently requires certain percentages and levels of affordability to be included in proposed residential developments or subdivisions of land, thereby affecting the feasibility of these projects. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 Development Plan land that has sufficient entitlements to commence development is the Puukolii Village Mauka development, as described below.

The current regulatory approval process for a development project takes a number of years or more and involves substantial expense. The applications generally require the submission of comprehensive plans that involve the use of consultants and other professionals. A substantial portion of the Company's Kaanapali 2020 Development Plan land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. There is no assurance that all necessary approvals and permits will be obtained with respect to the current projects or future projects of the Company. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous local groups, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others. Any such group with standing can challenge submitted applications, which may substantially delay the process. Generally, once the applications are deemed acceptable, the various governing agencies involved in the entitlement process commence consideration of the requested entitlements. The applicable agencies often impose conditions, which may be costly and time consuming, on any approvals of the entitlements. The substantial time and expense of obtaining entitlements and the uncertainty of success in obtaining the entitlements could have a material adverse effect on the Company's success.

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

During 2012, Maui County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas. The County of Maui recognized the Kaanapali 2020 Development Plan to be within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 Development Plan lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to State Land Use reclassification of some of the land from agriculture to urban, appropriate designation under the County community plan, and the appropriate County zoning designation included in the Maui County General Plan noting it as an urban growth area. In December 2021, the West Maui Community Plan (“WMCP”), which consists of a vision statement, goals, policies, and actions to guide growth and preservation in West Maui, was updated and became part of the General Plan. The Company is evaluating the effect, if any, the changes to the WMCP will have on its development plans. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies. There are no assurances that the Company can obtain approvals or deviations.

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

KLMC is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximate 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, is in the early stage of planning. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1.1 million of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6.7 million toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

Other Maui Property. The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned primarily industrial. This is the former site of Pioneer Mill's sugar mill on Maui and continues to be the site of the coffee mill operation. In addition, portions of this parcel are subject to various short-term license agreements with third parties that generate income for the Company. Plans are in process for future potential development of the site.

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

The Company sells milled green coffee under the brand name Mauigrown Coffee to mostly interisland Hawaii customers, generally roasters who have retail coffee shops and also sell to grocery stores and online. Based on availability, green coffee is also shipped and sold to mainland and international customers, including roasters, dealers, and traders. Portions of the coffee farms are operated as part of the 336-acre Kaanapali Coffee Farms agricultural subdivision, in which a portion of each lot owned by the lot owner is used for their single-family dwelling, while the remainder of the lot containing coffee trees is farmed by the Company. The Company has entered into certain agreements with the Kaanapali Coffee Farms Lot Owners Association in this regard. The planned 295-acre, second phase of KCF Mauka will be within the coffee farming area as well. The Company continues to plant additional acreage of coffee on its agricultural land not currently included in the developable lands of Kaanapali 2020 Development Plan.

Coffee production and yields are subject to many factors, particularity weather related factors, including rainfall and the availability of sufficient irrigation water flowing through its irrigation system. Yields may be reduced in years of drought when irrigation water and rainfall is insufficient. Reference is made to Item 1A. Risk Factors for risks relating to agriculture. The Company purchases crop insurance annually which reduces certain coffee crop production risks. The Company received crop insurance proceeds in 2022 related to losses sustained to the 2021 coffee crop due to an insured event. Additionally, acreage under production is reduced annually by required tree pruning of approximately one quarter to one third of total coffee acreage in production.

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

Employees

At March 1, 2023, Kaanapali Land and its subsidiaries employed a total of 24 employees. Certain corporate services are provided by Pacific Trail Holdings, LLC (“Pacific Trail”) and its affiliates. Pacific Trail owns in excess of 80% of the Common Shares of Kaanapali Land. Kaanapali Land reimburses Pacific Trail and its affiliates for these services and related overhead at cost.

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

Maui's residential real estate market experienced a dramatic slowdown beginning in the latter part of 2005. The international credit crisis resulted in both national and global economic downturns and had a significant adverse impact on the Hawaiian economy. Market conditions moved in a positive direction from 2014 through 2019. The COVID-19 pandemic adversely impacted real estate development and caused overall economic and financial market instability during 2020 and early 2021. Market conditions improved during 2021 but a resurgence of COVID-19, or the emergence of new, significant variants, could cause a weakening of the Maui real estate market which could negatively impact the Company.

There are several developers, operators, real estate companies and other owners of real estate that compete with the Company in its property business on Maui, many of which have greater resources. The number of competitive properties in a particular market could have a material adverse effect on the Company's success. In addition, many properties previously purchased from the Company by retail buyers are listed for resale and could provide additional competition to the Company in future years.

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

At its June 14, 2022 meeting, the State of Hawaii Commission on Water Resource Management (“CWRM”) unanimously voted to accept Findings of Fact and the Chairperson’s recommendation to Designate the Lahaina Aquifer Sector Area as both a Surface Water and Ground Water Management Area including the Honokohau, Honolua, Honokahua, Kahana, Honokowai, Wahikuli, Kahoma, Kaua`ula, Launiupoko, Olowalu, and Ukumehame Groundwater Hydrologic Units, Island of Maui, Hawaii. By accepting the recommendation, CWRM thereby established administrative control over the ground and surface waters in the Lahaina Aquifer Sector Area. The intended purpose of that designation was described by the CWRM staff as serving to “ensure protection and reasonable beneficial use of” those waters. The Lahaina Aquifer Sector includes the Honokowai hydrologic unit from which the Company currently derives almost all of its non-potable water. The designation means that the Company and all users of water in the Lahaina Aquifer Sector Area will be required to apply for water use permits pursuant to a process that will call for the water purveyors (and potentially their end-users) to demonstrate that their existing uses meet the “reasonable beneficial use” standards adopted by CWRM. Applications for permits to use water for future uses likely will be considered only after existing users have completed their applications based on existing uses. One possible result of the designation is a potential inability to secure permits from CWRM for future uses.

By letters dated October 28, 2022, CWRM officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company's use of certain wells that are integral to the Company's entire operations. The permits, when applied for and granted and subject to various conditions, would preserve the Company's existing water uses as of August 6, 2022. The Company is preparing permit applications to cover its existing uses. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s development in substantial and material respects and affect the Company’s operations. Further, in the event permits adequate to the Company's plans are not received or not received timely, there could be negative impacts on the west Maui real estate market as a whole and the development and sale of the Company's lands on the Island of Maui, thereby materially and adversely affecting the Company's operations, land sales, land values, results, and financial position.

By letter dated March 13, 2023, CWRM provided the Company a notice of alleged water violation covering the metering and monitoring of certain designated areas with the Honokowai aquifer and hydrologic unit, as well as certain waste conditions CWRM allegedly observed on prior investigations of those certain areas. The Company is reaching out to address the alleged violations with CWRM and to seek clarification of the issues. The Company does not believe that such issues, when and if addressed by Company action, will prove material in cost, but there are no assurances of same.

Kaanapali Land continues to work toward the necessary entitlements for the Kaanapali 2020 Development Plan. While some of these lands have some form of entitlements, it is anticipated that at least a substantial portion of the land will require state district boundary amendments and Community Plan amendments, as well as rezoning approvals. In January 2009 the Company received approval of revisions to its development plans for the Puukolii Village Mauka parcels. The Kaanapali 2020 Development Plan is recognized within the urban growth areas identified in the growth maps of the Maui County General Plan. Approximately 1,500 acres of the Company's Maui land which is contiguous to Kaanapali 2020 Development Plan land is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes most other use. This conservation land, and other land that will be designated as open space, is an important component of the overall project, allowing for the protection of water and other natural resources, and its existence is expected to influence obtaining the entitlements for the remaining land.

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

Risks Related to Hawaiian Real Estate and Development Markets

The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Village Mauka), as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or declines on asset values or pace of sales of properties or disruptions and delays in the supply of construction material or changes in costs of construction or development; increased and continuing government mandates; adverse changes in Hawaiian economic conditions, such as increased costs resulting from continuing high rates of inflation, and availability of labor, increased costs of marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as geopolitical events in Europe, the Middle East, Asia, and Russia’s invasion of Ukraine, additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; substantial increase in cost of travel to Hawaii due to the increase in fuel costs or other events in the airline industry that could lessen travel and tourism in Hawaii; the spread of contagious viruses or diseases, including the COVID-19 coronavirus, or the emergence of new, significant variants, that could negatively impact commerce generally and travel to Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; increase in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

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

At its June 14, 2022 meeting, the State of Hawaii Commission on Water Resource Management (“CWRM”) unanimously voted to accept Findings of Fact and the Chairperson’s recommendation to Designate the Lahaina Aquifer Sector Area as both a Surface Water and Ground Water Management Area including the Honokohau, Honolua, Honokahua, Kahana, Honokowai, Wahikuli, Kahoma, Kaua`ula, Launiupoko, Olowalu, and Ukumehame Groundwater Hydrologic Units, Island of Maui, Hawaii. By accepting the recommendation, CWRM thereby established administrative control over the ground and surface waters in the Lahaina Aquifer Sector Area. The intended purpose of that designation was described by the CWRM staff as serving to “ensure protection and reasonable beneficial use of” those waters. The Lahaina Aquifer Sector includes the Honokowai hydrologic unit from which the Company currently derives almost all of its non-potable water. The designation means that the Company and all users of water in the Lahaina Aquifer Sector Area will be required to apply for water use permits pursuant to a process that will call for the water purveyors (and potentially their end-users) to demonstrate that their existing uses meet the “reasonable beneficial use” standards adopted by CWRM. Applications for permits to use water for future uses likely will be considered only after existing users have completed their applications based on existing uses. One possible result of the designation is a potential inability to secure permits from CWRM for future uses.

By letters dated October 28, 2022, CWRM officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company's use of certain wells that are integral to the Company's entire operations. The permits, when applied for and granted and subject to various conditions, would preserve the Company's existing water uses as of August 6, 2022. The Company is preparing permit applications to cover its existing uses. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s development in substantial and material respects and affect the Company’s operations and finances. Further, in the event permits adequate to the Company's plans are not received or not received timely, there could be negative impacts on the west Maui real estate market as a whole and the development and sale of the Company's lands on the Island of Maui, thereby materially and adversely affecting the Company's operations, land sales, land values, results, and financial position.

By letter dated March 13, 2023, CWRM provided the Company a notice of alleged water violation covering the metering and monitoring of certain designated areas with the Honokowai aquifer and hydrologic unit, as well as certain waste conditions CWRM allegedly observed on prior investigations of those certain areas. The Company is reaching out to address the alleged violations with CWRM and to seek clarification of the issues. The Company does not believe that such issues, when and if addressed by Company action, will prove material in cost, but there are no assurances of same.

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

Any increase in interest rates or downturn in the international, national or Hawaiian economy could affect the value of Company's properties and its profitability and sales. A downturn of the economy could have a profound negative effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada. A weakening of the Maui real estate market has in the past, and would in the future negatively impact the Company.

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

Risks Relating to Agriculture

The Company remains engaged in farming, harvesting, and milling operations relating to coffee orchards. The Company incurs significant risks relating to the cost of growing and maintaining the coffee trees and producing and selling the coffee. The Company is experiencing rising costs in its farming operations as a result of the global supply chain disruptions, local labor shortages and the continued rise in inflation. Such cost increases may negatively impact the Company’s results of operations in the future and may cause disruptions in the Company’s development plans. The Company also incurs the risk that coffee farming could be materially affected because of the adverse effects on coffee yields caused by coffee berry borer (“CBB”), coffee leaf rust (“CLR”) or through regulatory risk, as described below. The Company relies on water sourced from its irrigation systems, which divert water from streams and development tunnels into a network of ditches, tunnels, flumes, siphons and reservoirs. In the event CWRM or any other regulatory body limits the Company’s ability to divert stream waters to its irrigation systems, the result could have a negative impact on the Company’s ability to continue with its agricultural operations and development plans.

Several years ago, CBB, a beetle native to Central Africa and that has existed for some time in Central and South America, was discovered on the islands of Hawaii and Oahu. In 2017 the CBB appeared on the island of Maui. Effective May 1, 2017, the Hawaii Department of Agriculture (“HDOA”) began restricting the shipping of coffee grown on Maui to other Hawaiian Islands due to the discovery of the CBB on the island. The restriction requires specific treatment and inspection by HDOA Plant Quarantine inspectors before shipping to other islands.

In September 2020, the Company discovered the CBB on its land. The Company has been aware of the possible spread to its crops and has maintained sound management practices. The Company has developed an integrated management program designed to manage all aspects for cultural control of the CBB. Such program has resulted in an increase in the costs of farming the coffee and the CBB may lower the quantity and quality of salable coffee.

The overall effect of the CBB is to reduce the yield and quality of the coffee bean. Farming methods have been developed to reduce the effect on the islands of Hawaii and Oahu, and the Company has incorporated many of these practices into its integrated management program. While the Company intends to continue to utilize the best practices available, there can be no assurance that the action by the HDOA or the spread of the CBB to its crops will not have a material effect on its coffee operations.

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

CLR can cause severe defoliation. Infected leaves drop prematurely, greatly reducing the plant’s photosynthetic capacity and reducing berry growth. Long-term effects of CLR can have a stronger impact by causing dieback, which reduces the number of productive nodes on branches, significantly impacting the following year’s yield.

The Company has implemented an integrated past management program designed to manage all aspects for cultural control of CLR. As with the CBB, such program may result in an increase in the costs of farming the coffee and lower the quantity and quality of salable coffee, and there can be no assurance that CLR will not have a material adverse effect on the Company’s coffee operations.

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

Adverse macroeconomic conditions continue to cause economic uncertainty and market volatility. Continued high levels of inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain and other adverse macroeconomic conditions, may continue. The evolving nature of the COVID-19 pandemic, the emergence of new variants, and the administration and continued effectiveness of vaccines (and boosters), public health restrictions, or a resurgence of COVID-19 or a new, significant variant could negatively impact the Hawaiian economy and the Maui real estate market. Such uncertainty and risk may negatively impact the Company’s performance and financial results, including any potential negative impact to the values of its property holdings on Maui and future planned development and sales of parcels of such development, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

Various factors impact the desire of people to travel, particularly by air. Discretionary income and unemployment throughout the world also impact travel to Hawaii and the market for real estate. Thus, Hawaii is subject to higher risks than other portions of the United States due to its disproportionate reliance on air travel and tourism. The visitor industry is Hawaii's most important source of economic activity, accounting for a significant portion of Gross State Product. The outbreak of the COVID-19 coronavirus materially impacted and limited the travel and tourism industry and could again trigger a prolonged adverse effect on such economic activity.

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

Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) are allegedly based on its prior business operations in Hawaii and cases against D/C were allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Certain asbestos-related proofs of claims in the bankruptcy case have been withdrawn in connection with closing the bankruptcy discussed below. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases had a material adverse effect on the financial condition of D/C as it was forced to file a voluntary petition for liquidation. Such bankruptcy case is in the process of being closed. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard. Reference is made to Note 7 of the Company’s consolidated financial statements for additional discussion.

Risks Relating to the Company’s Shares

The Company’s shares are not listed on a major exchange in the United States and are instead traded via the over-the-counter broker-dealer network. Therefore, there may be additional steps and fees when trading the Company’s shares. The Company’s shares have less liquidity, low trading volume, price volatility, and may experience larger spreads between bid price and ask price.

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of December 31, 2022 there were approximately 630 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's membership interests. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of membership interests in the Company will not receive direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends were paid by the Company in 2022 and the Company does not anticipate making any distributions for the foreseeable future.

Item 6. [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to "Notes" herein are to Notes to Consolidated Financial Statements contained in this report. Information is not presented on a reportable segment basis in this section because in the Company's judgment such discussion is not material to an understanding of the Company's business.

In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in international, national and Hawaiian economic conditions, continued increases in the rate of inflation, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, the effect of the COVID-19 virus and variants, and actual versus projected timing of events all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Liquidity and Capital Resources

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2022 and 2021 of approximately $90 million and $91 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company had cash and cash equivalents of approximately $20 million and $17 million as of December 31, 2022 which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. To the extent the Company is not delayed by certain regulatory agencies, the Company expects the distribution of surplus Pension Plan assets to enhance the Company’s liquidity. The Company does not anticipate making any distributions for the foreseeable future.

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Reference is made to Item 1 - Business, Note 7 of the consolidated financial statements and other footnotes to the consolidated financial statements. Proceeds from land sales are the Company's only source of significant cash proceeds, other than the planned reversion of the pension plan assets, and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3.3 million, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the offsite road, sewer and or electrical improvements, in which case, the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In this regard, KLMC has entered into a contract to install a sewer line, a portion of which runs adjacent to this property and is subject to the improvements noted above. Although certain offsite construction continues at the site, the commitment remains outstanding as construction of such improvements does not yet trigger such funding. In conjunction with the property and option purchase agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximate 55 acre cultural resources lot to an agricultural lot. The Company closed on the sale of this lot on March 22, 2022. The purchase price was $5 million, paid in cash at closing. As of December 31, 2022, the Company had sold all the lots at Kaanapali Coffee Farms including one lot in March 2022 and one in December 2021.

The Company is in the planning stages for the development of a 295-acre parcel in KCF Mauka. The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company is working with the County to resolve certain of the County’s comments relating to the subdivision. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Company is in the planning stages for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company entered into a contract to install a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site.

At its June 14, 2022 meeting, the State of Hawaii Commission on Water Resource Management (“CWRM”) unanimously voted to accept Findings of Fact and the Chairperson’s recommendation to Designate the Lahaina Aquifer Sector Area as both a Surface Water and Ground Water Management Area including the Honokohau, Honolua, Honokahua, Kahana, Honokowai, Wahikuli, Kahoma, Kaua`ula, Launiupoko, Olowalu, and Ukumehame Groundwater Hydrologic Units, Island of Maui, Hawaii. By accepting the recommendation, CWRM thereby established administrative control over the ground and surface waters in the Lahaina Aquifer Sector Area. The intended purpose of that designation was described by the CWRM staff as serving to “ensure protection and reasonable beneficial use of” those waters. The Lahaina Aquifer Sector includes the Honokowai hydrologic unit from which the Company currently derives almost all of its non-potable water. The designation means that the Company and all users of water in the Lahaina Aquifer Sector Area will be required to apply for water use permits pursuant to a process that will call for the water purveyors (and potentially their end-users) to demonstrate that their existing uses meet the “reasonable beneficial use” standards adopted by CWRM. Applications for permits to use water for future uses likely will be considered only after existing users have completed their applications based on existing uses. One possible result of the designation is a potential inability to secure permits from CWRM for future uses.

By letters dated October 28, 2022, CWRM officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company's use of certain wells that are integral to the Company's entire operations. The permits, when applied for and granted and subject to various conditions, would preserve the Company's existing water uses as of August 6, 2022. The Company is preparing permit applications to cover its existing uses. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s deelopment in substantial and material respects and affect the Company’s operations and finances. Further, in the event permits adequate to the Company’s plans are not received or not received timely, there could be negative impacts on the west Maui real estate market as a whole and the development and sale of the Company’s lands on the Island of Maui, thereby materially and adversely affecting the Company’s operations, land sales, land values, results, and financial position.

By letter dated March 13, 2023, CWRM provided the Company a notice of alleged water violation covering the metering and monitoring of certain designated areas with the Honokowai aquifer and hydrologic unit, as well as certain waste conditions CWRM allegedly observed on prior investigations of those certain areas. The Company is reaching out to address the alleged violations with CWRM and to seek clarification of the issues. The Company does not believe that such issues, when and if addressed by Company action, will prove material in cost, but there are no assurances of same.

The Company’s Pension Plan (the “Plan”) has excess assets of approximately $19 million. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Plan and terminate the Plan on or about June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 Plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company paid approximately $420 thousand to Plan participants during October 2022, thereby settling all Plan liabilities.

The Company currently expects to transfer during 2023 at least 25% of the remaining Plan assets to a qualified replacement plan (“QRP”) in which 100% of the participants in the terminated Plan remaining employed by the Company would become active participants in the QRP. The QRP is also expected to include the employees of certain affiliates of the Company. Thereafter, remaining assets of the terminated Plan will revert to the Company. Under such circumstances, the Company will be subject to a 20% excise tax includible in the Company’s taxable income. There can be no assurances that the Company will be successful in executing such plan or that the Company will not be subject to additional taxes.

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

2022 Compared to 2021

Property, net decreased at December 31, 2022 as compared to December 31, 2021 due to the sale of a lot during first quarter 2022.

The decrease in other assets at December 31, 2022 as compared to December 31, 2021 is primarily due to a receivable recorded at December 31, 2021 for the insurance recoveries related to the Waipio site received in March 2022.

The decrease in other liabilities at December 31, 2022 as compared to December 31, 2021 is due to the reversal of a contingency reserve pursuant to the settlement payment made in March 2022 related to the Waipio site.

The increase in sales and the related increase in costs of sales for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily due to the sale of the 55 acre agricultural lot during the first quarter 2022.

The increase in selling, general and administrative expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is due to the insurance recoveries related to asbestos claims offset by the adjustment of the loss contingency during first quarter 2021.

2021 Compared to 2020

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

Prior to the termination of the Plan and settlement of the Plan benefit obligations, pension assumptions were significant inputs to the actuarial models that measured pension benefit obligations and related effects on operations. Two assumptions - discount rate and expected return on assets – were important elements of plan expense and asset/liability measurement. The Company evaluated these critical assumptions at least annually. The Company periodically evaluated other assumptions involving demographic factors such as mortality, and updated the assumptions to reflect experience and expectations for the future. Such assumptions required significant judgment by the Company and its actuaries and therefore actual results in any given year may have differed from actuarial assumptions because of economic and other factors. Reference is made to Note 4 of the consolidated financial statements for further discussion.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)

Consolidated Balance Sheets, December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022,

    2021 and 2020

Consolidated Statements of Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Stockholders

Kaanapali Land, LLC

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asbestos Loss Contingencies

As described further in note 7 to the financial statements, the Company, as successor by merger to other entities, and D/C Distribution Corporation (“D/C”) have been named as defendants in personal injury actions allegedly based on exposure to asbestos. Cases are allegedly based on prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in the state of California.

The Company has recognized loss contingencies related to these claims, which are included in other liabilities in the consolidated balance sheet as of December 31, 2022. We identified these asbestos loss contingencies as a critical audit matter.

The principal considerations for our determination that asbestos loss contingencies represent a critical audit matter are (i) the substantial use of estimates that involve significant measurement uncertainty and (ii) the significant auditor subjectivity involved in evaluating the reasonableness of the related judgments.

Our audit procedures related to the asbestos loss contingencies included the following, among others:

•	We evaluated the design of controls relating to accounting for contingencies, including the Company’s ability to develop the estimates utilized in recognizing the related liabilities.

•	We inspected summary reports of actual claims prepared by third party law firms involved in these matters, and recomputed expected aggregate settlement amounts based on settlement averages and number of plaintiffs.

•	We recomputed the aggregate amount accrued for expected but not reported claims based on settlement averages, expected number of annual future claims, and estimated market discount rate. We also evaluated the reasonableness of expected future claims based on past claim settlement data, an estimated market discount rate, and other factors.

•	We inspected settlement agreements and cash disbursement evidence on a sample basis and agreed amounts to the analyses referenced above.

•	We inspected confirmation letters received directly from third party law firms as well as Company internal counsel involved in these matters, assessing responses for consistency and corroboration with the Company’s accounting treatment and related disclosures.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Chicago, Illinois

April 10, 2023

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2022 and 2021

(Dollars in Thousands, except share data)

	2022	2021
Assets

Cash and cash equivalents	$19,815	$16,997
Restricted cash	--	840
Property, net	58,988	62,091
Pension plan assets	19,115	19,946
Other assets	596	7,322
Total assets	$98,514	$107,196

Liabilities

Accounts payable and accrued expenses	$643	$365
Deposits and deferred gains	1,371	1,737
Deferred income taxes	9,322	9,927
Other liabilities	7,174	14,958

Total liabilities	18,510	26,987

Commitments and contingencies (Note 7)

Equity

Common equity, at 12/31/22 and 12/31/21 Shares authorized – unlimited, Class C shares 52,000; shares issued and outstanding 1,792,613 in 2022 and 2021, Class C shares issued and outstanding 52,000 in 2022 and 2021	--	--
Additional paid-in capital	5,471	5,471
Accumulated other comprehensive income (loss), net of tax	--	2,298
Accumulated earnings	74,533	71,698

Shareholders’ equity	80,004	79,467

Non-controlling interests	--	742

Total equity	80,004	80,209

Total liabilities and shareholders’ equity	$98,514	$107,196

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2022, 2021 and 2020

(Dollars in Thousands except Per Share Amounts)

	2022	2021	2020
Revenues:
Sales	$9,063	$4,576	$2,638
Interest and other income	161	177	715
	9,224	4,753	3,353

Cost and expenses:
Cost of sales	6,840	5,217	4,461
Selling, general and administrative	1,626	(777)	4,132
Depreciation and amortization	243	269	218
	8,709	4,709	8,811

Operating income (loss) before other income and income taxes	515	44	(5,458)
Other income:
Settlement gain on pension plan assets (before taxes)	2,479	--	--
	2,479	--	--

Income (loss) before income taxes	2,994	44	(5,458)
Income tax benefit (expense)	(202)	(350)	959

Net income (loss)	2,792	(306)	(4,499)

Less: Net income (loss) attributable to non-controlling interests	(58)	(551)	(759)

Net income (loss) attributable to shareholders	$2,850	$245	$(3,740)

Net income (loss) per share – basic and diluted	$1.55	$0.13	$(2.03)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2022, 2021 and 2020

(Dollars in Thousands except Per Share Amounts)

	2022	2021	2020

Net income (loss)	$2,792	$(306)	$(4,499)

Other comprehensive income (loss):
Net realized gains on pension plan assets	(3,106)	1,827	1,601

Income tax expense related to items of other comprehensive income	808	(475)	(416)

Other comprehensive income (loss), net of tax	(2,298)	1,352	1,185

Comprehensive income (loss)	494	1,046	(3,314)

Comprehensive loss attributable to non-controlling interests	(58)	(551)	(759)

Comprehensive income (loss) attributable to shareholders	$552	$1,597	$(2,555)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2022, 2021 and 2020

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance December 31, 2019	--	$5,471	$75,173	$(239)	$80,405	$1,061	$81,466

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	7	--	7	360	367

Other comprehensive income, net of tax	--	--	--	1,185	1,185	--	1,185

Net loss	--	--	(3,740)	--	(3,740)	(759)	(4,499)

Balance December 31, 2020	--	5,471	71,440	946	77,857	662	78,519

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	13	--	13	631	644

Other comprehensive income, net of tax	--	--	--	1,352	1,352	--	1,352

Net income (loss)	--	--	245	--	245	(551)	(306)

Balance December 31, 2021	--	5,471	71,698	2,298	79,467	742	80,209

Effect of deconsolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(15)	--	(15)	(684)	(699)

Other comprehensive loss, net of tax	--	--	--	(2,298)	(2,298)	--	(2,298)

Net income	--	--	2,850	--	2,850	(58)	2,792

Balance December 31 2022	--	$5,471	$74,533	$--	$80,004	$--	$80,004

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2022, 2021 and 2020

(Dollars in Thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,792	$(306)	$(4,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from property sales	4,750	1,040	--
Gain on property sales	(1,705)	(303)	--
Net periodic pension cost (credit)	(2,275)	(588)	(421)
Depreciation and amortization	243	269	218
Deferred income taxes	202	350	(959)
Effect of deconsolidating the Kaanapali Coffee Farms Lot Owners’ Association	93	--	--
Changes in operating assets and liabilities:
Other assets	6,727	(3,982)	763
Accounts payable, accrued expenses, deposits, deferred gains and other	(7,872)	2,532	(520)
Net cash provided by (used in) operating activities	2,955	(988)	(5,418)

Cash flows from investing activities:
Property additions	(332)	(436)	(680)
Relinquishment of property as a result deconsolidating the Kaanapali Coffee Farms Lot Owners’ Association	147	--	--
Effect of deconsolidating Kaanapali Coffee Farms Lot Owners’ Association	(1,177)	--	--
Net cash used in investing activities	(1,362)	(436)	(680)

Cash flows from financing activities:
Contributions	385	644	471
Distributions	--	--	(104)
Net cash provided by financing activities	385	644	367

Net increase (decrease) in cash and cash equivalents	1,978	(780)	(5,731)

Cash, cash equivalents and restricted cash at beginning of year	17,837	18,617	24,348

Cash, cash equivalents and restricted cash at end of year	$19,815	$17,837	$18,617

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

There are 1,792,613 Common Shares and 52,000 Class C Shares issued, all of which are outstanding at December 31, 2022.

The accompanying consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessor (collectively, the "Company"), which include KLC Land and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Prior to July 1, 2022, the Kaanapali Coffee Farms Lot Owners’ Association (“LOA”) was consolidated into the Company’s consolidated financial statements and the interests of third-party owners of the lots in the Kaanapali Coffee Farms subdivision were reflected as equity including non-controlling interests. The Company sold its last owned lot in the Kaanapali Coffee Farms subdivision in early 2022 and as a consequence, the Company elected to turnover control of the LOA board of directors to the third-party owners of the lots in the subdivision. An election for a new board of directors, comprised entirely of third-party lot owners, was held during June 2022 and the results of the election were announced July 1, 2022. Therefore, effective July 1, 2022, the Company deconsolidated the LOA due to the loss of control over the LOA and derecognized the assets, liabilities, equity (including the non-controlling interests) and results of operations in its financial statements. The Company does not have any direct or indirect retained interest in the LOA. The Company currently has agreements with the LOA to farm coffee, perform common area maintenance services and provide non-potable water.

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

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of December 31, 2022 is a money market fund for $10,150 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Restricted cash as of December 31, 2021 represents cash held by the Kaanapali Coffee Farms Lot Owners’ Association. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

The Company’s revenues that were subject to revenue recognition standards for the years ended December 31, 2022, 2021 and 2020, were as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Sales of real estate	$4,750	$1,040	$--
Coffee and other crop sales	2,909	2,557	1,873
Total	$7,659	$3,597	$1,873

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $1,101, $835 and $659, respectively, of lease income, substantially comprised of non-variable lease payments. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $75, $57 and $70, respectively, of lease expense, substantially comprised of non-variable lease payments.

Recently Adopted Accounting Standards

In June 2016, the FASB updated ASC Topic 326 Financial Instruments – Credit Losses with ASU 2016-13 Measurement of Credit Losses on Financial Instruments (ASU 2016-13). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 for public companies except for smaller reporting companies, whose effective date is for periods beginning after December 15, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (ASU 2020-04) which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. ASU 2020-04 is effective for fiscal years beginning after December 31, 2022. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this Update are effective for all entities upon issuance of this Update. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no significant impact is anticipated.

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximate 55 acre cultural resources lot to an agricultural lot. The Company closed on the sale of this lot on March 22, 2022. The purchase price was $5,000, paid in cash at closing. As of December 31, 2022, the Company had sold all lots at Kaanapali Coffee Farms including one lot in March 2022 and one in December 2021.

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

	2022	2021
Property, net:
Land	$58,381	$61,267
Buildings	1,229	1,229
Machinery and equipment	5,244	5,564
	64,854	68,060
Accumulated depreciation	(5,866)	(5,969)

Property, net	$58,988	$62,091

Inventory of land held for sale of approximately $0 and $3,045, representing Kaanapali Coffee Farms, was included in Property, net in the consolidated balance sheets at December 31, 2022 and 2021, respectively, and is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (Level 2 and 3). Land held for sale is recognized in the Property segment as disclosed in footnote 8 Business Segment Information. Land is currently utilized for commercial specialty coffee farming operations which also support the Company’s land development program, as well as, farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement with an unrelated third party, closed on the sale of an approximate 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $583, depending on various factors, for off-site roadway, water, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the offsite road, sewer and or electrical improvements, in which case, the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In this regard, KLMC has entered into a contract to install a sewer line, a portion of which runs adjacent to this property and is subject to the improvements noted above. Although certain off-site construction has begun at the site, the commitment remains outstanding as construction of such improvements does not yet trigger such funding. The purchaser was also granted an option for the purchase of an adjacent site of approximately 18.5 acres for $4,078. The option expired on December 31, 2020, and the nonrefundable $525 option payment was included in Other income on the Company’s Consolidated Statement of Operations as of December 31, 2020. In conjunction with the property and option purchase agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

Other Liabilities

Other liabilities are comprised of estimated liabilities for losses, commitments and contingencies related to various divested assets or operations. These estimated liabilities include the estimated effects of certain asbestos related claims, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its loss contingency amounts and adjusts such as it determines the appropriate loss contingency amount to reflect current information. Reference is made to Note 7, Commitments and Contingencies.

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

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2022 and 2021 of approximately $90,203 and $90,565, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2022, 2021 and 2020, the Company leased various office spaces with average annual rental of approximately $17, $19 and $18 per year, respectively. Although the Company was a party to certain other leasing arrangements, none of them were material.

(4) Employee Benefit Plans

As of December 31, 2021, the Company participated in a defined benefit pension plan (the “Pension Plan”) that covered substantially all its eligible employees. The Pension Plan is sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

The Company’s Pension Plan has excess assets of approximately $19 million. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company paid lump sum benefits totaling approximately $420 thousand to Pension Plan participants during October 2022, thereby settling all benefit Pension Plan liabilities.

The Company currently expects to transfer during 2023 at least 25% of the remaining Pension Plan assets to a qualified replacement plan (“QRP”) in which 100% of the participants in the terminated Pension Plan remaining employed by the Company would become active participants in the QRP. The QRP is also expected to include the employees of certain affiliates of the Company. Thereafter, remaining assets of the terminated Pension Plan will revert to the Company. Under such circumstances, the Company will be subject to a 20% excise tax includible in the Company’s taxable income. There can be no assurances that the Company will be successful in executing such plan or that the Company will not be subject to additional taxes.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Common and Preferred Stock: Valued at the closing price reported in the active market in which the individual security is traded.

--	Mutual Funds Holding Corporate Notes, Bonds and Debentures and Collective Investment Funds: Valued at the closing price reported in the active market in which the mutual fund is traded, or the market value of the underlying assets.

--	Private Equity Investments: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,000	$0	$0	$19,000
	$19,000	$0	$0	$19,000
Investments in private equity funds				200
Total Pension Plan assets at fair value				$19,200

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Mutual funds	$3,000	$0	$0	$3,000
Collective investment funds	0	15,700	0	15,700
Cash and cash equivalents	700	0	0	700
	$3,700	$15,700	$0	$19,400
Investments in private equity funds				1,000
Total Pension Plan assets at fair value				$20,400

Changes in Level 3 Investments and Investments Measured at Net Asset Value

The following table sets forth a summary of changes in fair value of the plan's assets measured at net asset value “NAV” for the year ended December 31, 2022:

	Measured at NAV
	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,000	$1,000
Net earned interest and realized/unrealized gains (losses)	(200)	(200)
Purchases, sales, issuance and settlements	(600)	(600)
Balance, end of year	$200	$200

The following table sets forth a summary of changes in fair value of the plan's assets measured at net asset value “NAV” for the year ended December 31, 2021:

	Measured at NAV
	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,300	$1,300
Net earned interest and realized/unrealized gains (losses)	200	200
Purchases, sales, issuance and settlements	(500)	(500)
Balance, end of year	$1,000	$1,000

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Company's defined benefit pension plan at December 31, 2022, 2021 and 2020.

	2022		2021	2020
Benefit obligation at beginning of year	$437		$393	$614
Service cost	411		283	363
Interest cost	4		6	13
Actuarial gain	(366)		(232)	(279)
Benefits paid	--		(13)	(318)
Lump sum payments	(474)	`	--	--
Curtailment gain	(12)		--	--

Accumulated and projected benefit obligation at end of year	--		437	393

Fair value of plan assets at beginning of year	20,383		17,924	16,123
Actual return on plan assets	(794)		2,472	2,119
Benefits paid	--		(13)	(318)
Settlement	(474)		--	--

Fair value of plan assets at end of year	19,115		20,383	17,924

Funded status	--		19,946	17,531

Unrecognized net actuarial (gain) loss	--		(3,106)	(1,279)

Prepaid pension cost	$--		$16,840	$16,252

At December 31, 2022, approximately 99% of the plan's assets are invested in cash and 1% in equity composite. The allocations are within the Company's target allocations in association with the Company's investment strategy.

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

The components of the net periodic pension credit for the years ended December 31, 2022, 2021 and 2020 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2022	2021	2020
Service costs	$411	$283	$363
Interest cost	4	6	13
Expected return on plan assets	(185)	(916)	(866)
Recognized net actuarial (gain) loss	(14)	39	68
Amortization of prior service cost	--	--	1
Curtailment gain	(12)	--	--
Settlement gain	(2,479)	--	--
Net periodic pension cost (credit)	$(2,275)	$(588)	$(421)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2022	2021	2020
As of January 1,

Discount rate	0.66%	1.95%	2.93%

Rates of compensation increase	3%	3%	3%

Expected long-term rate of return on assets	1.40%	6%	6%

As of December 31,

Discount rate – net periodic pension credit	1.16%	1.95%	2.93%

Discount rate – accumulated benefit obligation	N/A	0.66%	1.95%

Rates of compensation increase	N/A	3%	3%

Expected long-term rate of return on assets	1.40%	6%	6%

The above long-term rates of return were selected based on historical asset returns and expectations of future returns.

The Company amortized experience gains and losses as well as effects of changes in actuarial assumptions and plan provisions over a period no longer than the average expected mortality of participants in the pension plan.

The measurement date is October 5, 2022, the date on which all Pension Plan liabilities were settled through lump sum payments.

A comparison of the market value of the Pension Plan's net assets with the present value of the benefit obligations indicates the Company's ability at a point in time to pay future benefits. The fair value of the Pension Plan's assets available for benefits will fluctuate.

There was no contribution required in 2022 to the pension plan. Furthermore, due to ERISA full funding limits, no contribution, whether required or discretionary, could be made and deducted on the corporation's tax return for the current fiscal year.

The Company's target asset allocations reflect the Company's investment strategy of minimizing risk and maintaining the current balance of plan assets prior to the liquidators of the Plan during 2023.

The Company recognizes the over funded or under funded status of its employee benefit plans as an asset or liability in its consolidated statements of financial position and recognizes changes in its funded status in the year in which the changes occur through comprehensive income. Included in accumulated other comprehensive income at December 31, 2022 and 2021 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized actuarial gain of $0 ($0, net of tax) and $3,106 ($2,298, net of tax), respectively.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $329 and $356, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $8 and $3, included in Other assets, are consolidated in the Company's consolidated balance sheet as of December 31, 2022 and 2021, respectively.

(5)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2022, 2021 and 2020 consist of:

	Current	Deferred	Total

Year ended December 31, 2022:
U.S. federal	$--	$163	$163
State	--	39	39
	$--	$202	$202

Year ended December 31, 2021:
U.S. federal	$--	$282	$282
State	--	68	68
	$--	$350	$350

Year ended December 31, 2020:
U.S. federal	$--	$(775)	$(775)
State	--	(184)	(184)
	$--	$(959)	$(959)

The Tax Cuts and Jobs Act (the Act) repealed the corporate alternative minimum tax and provided that prior alternative minimum tax credits (AMT credits) would be refundable. Any remaining AMT credits became refundable incrementally from 2018 through 2021. The Coronavirus Aid, Relief, and Economic Security Act (“CARES”) accelerated the refund schedule, enabling the Company to claim the refund in full. In February and July 2021, the Company received $1,483 and $1,486, respectively, including interest, of the refundable tax credit from the Internal Revenue Services (“IRS”).

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

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 21 percent effective for 2022 and 2021 and prior years to pretax income from operations as a result of the following:

	2022	2021	2020
Federal provision at 21%	$641	$125	$(987)
State provision at 5%	153	30	(235)

Federal NOLs utilized	--	--	--
Federal NOLs generated	--	--	--

State NOLs utilized	(613)	--	--
State NOLs generated	--	150	258

Other	21	45	5

Total	$202	$350	$(959)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2022, 2021 and 2020 are as follows:

	December 31,
	2022	2021	2020
Deferred tax assets:
Loss contingencies related primarily to losses on divestitures, less recognized insurance recovery	$2,015	$2,264	$3,207
Loss carryforwards	13,402	14,015	13,118
Other, net	237	255	269
Total deferred tax assets	15,654	16,534	16,594
Less – valuation allowance	9,766	10,379	10,229
Total deferred tax assets	5,888	6,155	6,365

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	10,311	10,322	10,334
Prepaid pension costs	4,899	5,760	5,132
Total deferred tax liabilities	15,210	16,082	15,466
Net deferred tax liability	$9,322	$9,927	$9,101

As of December 31, 2022, the Company has a deferred tax asset related to federal net operating losses (NOLs) of $10,095, of which $6,458 has been subject to a valuation allowance. The NOLs originated in 2006 through 2017 will expire over 20 years. The NOLs originated in 2018 and later years will not expire. As of December 31, 2022, the Company has a deferred tax asset related to state NOLs of $3,308, all of which has been subject to a valuation allowance. The state NOLs expire in various years through 2037.

The statutes of limitations with respect to the Company's taxes for 2019 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all NOLs generated and not yet utilized are subject to adjustment by the IRS. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company may be liable could be material.

(6)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. The total of such commissions for the years ended December 31, 2022, 2021 and 2020 was approximately $41, $49 and $35, respectively.

The Company reimburses affiliates of Pacific Trail Holdings, LLC, the owner of approximately 81.8% of the Company’s Common Shares, for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2022, 2021 and 2020 were $1,336, $1,464 and $1,466, respectively, of which $267 was unpaid as of December 31, 2022.

The Company had derived revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the lot owners of the Kaanapali Coffee Farms. Effective July 1, 2022, the LOA is no longer an affiliate of the Company due to the loss of control over the LOA. The revenues were $616, $1,315 and $1,305 for the years ended December 31, 2022, 2021 and 2020, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 8 Business Segment Information. Through June 30, 2022, the revenue amounts have been eliminated in consolidated financial statements.

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

Therefore, as a result of the pursuit of further action by the HDOH and EPA as described above and the immediate material adverse effect that the actions had on the financial condition of Oahu Sugar, Oahu Sugar filed with the United States Bankruptcy Court, Northern District of Illinois, Eastern Division in April 2005, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code. Such filing was not expected to have a material adverse effect on the Company as Oahu Sugar was substantially without assets at the time of the filing. While it was not believed that other affiliates had any responsibility for the debts of Oahu Sugar, EPA made a claim against Kaanapali Land as further described below.

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

With regard to the Waipio Peninsula alleged environmental issues, EPA sent three requests for information to Kaanapali Land regarding, among other things, Kaanapali Land's organization and relationship, if any, to entities that may have, historically, operated on the site and with respect to operations conducted on the Waipio site. Kaanapali Land responded to these requests for information. By letter dated February 7, 2007, pursuant to an allegation that Kaanapali Land is a successor to Oahu Sugar Company, Limited, a company that operated at the site prior to 1961 ("Old Oahu"), EPA advised Kaanapali that it believed it was authorized by the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) to amend the existing Unilateral Administrative Order against Oahu Sugar Company, LLC, for the cleanup of the site to include Kaanapali Land as an additional respondent. The purported basis for EPA's position was that Kaanapali Land, by virtue of certain corporate actions, was jointly and severally responsible for the performance of the response actions, including, without limitation, clean-up at the site. No such amendment was made. Instead, after a series of discussions between Kaanapali and the EPA, on or about September 30, 2009, the EPA issued a Unilateral Administrative Order to Kaanapali Land for the performance of work in support of a removal action at the former Oahu Sugar pesticide mixing site located on Waipio peninsula. The work consisted of the performance of soil and groundwater sampling and analysis, a topographic survey, and the preparation of an engineering evaluation and cost analysis of potential removal actions to abate an alleged "imminent and substantial endangerment" to public health, welfare or the environment. The order appeared to be further predicated primarily on the alleged connection of Kaanapali Land to Old Oahu and its activities on the site. Kaanapali Land engaged in performing work, including the conduct of sampling at the site, required by the order while reserving its rights to contest liability regarding the site. With regard to liability for the site, Kaanapali Land believed that its liability, if any, should have related solely to a portion of the period of operation of Old Oahu at the site, although in some circumstances CERCLA permits imposition of joint and several liability, which can exceed a responsible party's equitable share. Kaanapali Land believed that the U.S. Navy bore substantial liability for the site by virtue of its ownership of the site throughout the entire relevant period, both as landlord under its various leases with Oahu Sugar and Old Oahu and by operating and intensively utilizing the site directly during a period when no lease was in force. The Company believed that the cost of the work as set forth in the pending order would not have been material to the Company as a whole; however, in the event that the EPA were to issue an order requiring remediation of the site, the Company gave no assurances that the cost of said remediation would not ultimately have a material adverse effect on the Company. In addition, the Company believed that if there were litigation regarding the site, there could be no assurance that the cost of such litigation would not be material or that such litigation would result in a judgment in favor of the Company. Kaanapali and the EPA exchanged comments relative to further studies to be performed at the site, including a possible ecological risk assessment. After years of performing work at the Site, the parties engaged in discussions to resolve the matter. The matter was ultimately resolved pursuant to the Consent Decree set forth below.

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

On April 16, 2021, the U.S. Department of Justice and the U.S. Environmental Protection Agency, on behalf of various federal agencies of the United States of America, executed a Consent Decree with Kaanapali Land, LLC, a Delaware limited liability company (the “Company”) that, if entered by the U.S. District Court sitting in the District of Hawaii, United States of America v. Kaanapali Land, and Oahu Sugar Company, LLC Case No. 1:21-CV-00190, would resolve the U.S. federal government’s current environmental claims against the Company with respect to contamination at the former mixing site on Waipio Peninsula on Oahu in Hawaii that had been leased by Oahu Sugar Company LLC, a former subsidiary of the Company. In return for payments by the Company totaling $7,500, the Consent Decree resolved liability asserted by the U.S. Government against the Company under the CERCLA as well as under the Clean Water Act, both for response costs (those costs expended for investigation and cleanup) and for natural resource damages. The U.S. District Court in Hawaii entered an Order approving the Consent Decree on February 11, 2022 and payment of the settlement amount was received by the government on March 3, 2022.

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

On February 12, 2014, counsel for Fireman’s Fund, the carrier that has been paying defense costs and settlements for the Kaanapali Land asbestos cases, stated that it would no longer pay settlements or judgments in the Kaanapali Land asbestos cases due to then pending D/C and Oahu Sugar bankruptcies. In its communications with Kaanapali Land, Fireman’s fund expressed its view that the automatic stay in effect in the D/C bankruptcy case barred Fireman’s Fund from making any payments to resolve the Kaanapali Land asbestos claims because D/C Distribution was also alleging a right to coverage under those policies for asbestos claims against it. However, in the interim, Fireman’s Fund advised that it intended to continue to pay defense costs for those cases, subject to whatever reservations of rights that might be in effect and subject further to the policy terms. Fireman’s Fund also indicated that to the extent that Kaanapali Land cooperated with Fireman’s Fund in addressing settlement of the Kaanapali Land asbestos cases through coordination with its adjusters, it was Fireman’s Fund’s intention to reimburse any such payments by Kaanapali Land, subject, among other things, to the terms of any lift-stay order, the limits and other terms and conditions of the policies, and prior approval of the settlements. Kaanapali Land and Fireman’s Fund entered into a settlement agreement on or about November 24, 2021 whereby Fireman’s Fund paid $2,441 for certain listed Kaanapali Land asbestos cases upon a Final Order of the D/C bankruptcy court lifting the automatic stay to allow the payments. The D/C court issued the lift-stay order on March 1, 2022. On April 12, 2022, the Company received $2,441 as reimbursement for the various settlements. Kaanapali made that were subject to the lift-stay order as of March 1, 2022. The $2,441 was included as a reduction of Selling, general and administrative expenses on the Company’s consolidated statement of operations for the year ended December 31, 2022.

On February 15, 2005, D/C was served with a lawsuit entitled American & Foreign Insurance Company v. D/C Distribution and Amfac Corporation, Case No. 04433669 filed in the Superior Court of the State of California for the County of San Francisco, Central Justice Center. No other purported party was served. In the eight-count complaint for declaratory relief, reimbursement and recoupment of unspecified amounts, costs and for such other relief as the court might grant, plaintiff alleged that it was an insurance company to whom D/C tendered for defense and indemnity various personal injury lawsuits allegedly based on exposure to asbestos containing products. Plaintiff alleged that because none of the parties had been able to produce a copy of the policy or policies in question, a judicial determination of the material terms of the missing policy or policies was needed. Plaintiff sought, among other things, a declaration: of the material terms, rights, and obligations of the parties under the terms of the policy or policies; that the policies were exhausted; that plaintiff was not obligated to reimburse D/C for its attorneys' fees in that the amounts of attorneys' fees incurred by D/C had been incurred unreasonably; that plaintiff was entitled to recoupment and reimbursement of some or all of the amounts it has paid for defense and/or indemnity; and that D/C breached its obligation of cooperation with plaintiff. D/C filed an answer and an amended cross-claim. D/C believed that it had meritorious defenses and positions, and intended to vigorously defend. In addition, D/C believed that it was entitled to amounts from plaintiffs for reimbursement and recoupment of amounts expended by D/C on the lawsuits previously tendered. In order to fund such action and its other ongoing obligations while such lawsuit continued, D/C entered into a Loan Agreement and Security Agreement with Kaanapali Land, in August 2006, whereby Kaanapali Land provided certain advances against a promissory note delivered by D/C in return for a security interest in any D/C insurance policy at issue in this lawsuit. In June 2007, the parties settled this lawsuit with payment by plaintiffs in the amount of $1,618. Such settlement amount was paid to Kaanapali Land in partial satisfaction of the secured indebtedness noted above.

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

The bankruptcy trustee for D/C is now in the process of closing the bankruptcy case. Certain asbestos-related proofs claims in the bankruptcy case have been withdrawn in connection with closing. A court hearing was held on March 29, 2023 in which the court awarded the trustee’s compensation and expenses and therefore D/C no longer has any assets. The closing of the D/C bankruptcy case is pending. Upon the closing the case, the Company expects to reverse a related contingent liability. After the closing of the case, there is no guaranty that personal injury claimants will not assert asbestos-related claims against D/C in the future.

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in April 2022. To date, the DLNR cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating important plans to address emergency events and basic operations and maintenance. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. Remediation plans for addressing all deficiencies have been submitted to DLNR. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

These potential commitments have not been reflected in the consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

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

	2022	2021	2020
Revenues:
Property	$5,061	$1,304	$877
Agriculture	4,093	3,340	2,440
Corporate	70	109	36
	$9,224	$4,753	$3,353

Operating income (loss):
Property	$(259)	$(1,357)	$(1,537)
Agriculture	625	(24)	(936)

	366	(1,381)	(2,473)
Corporate	149	1,425	(2,985)

Operating income (loss) before other income and income taxes	$515	$44	$(5,458)

Identifiable Assets:
Property	$13,633	$14,923	$16,816
Agriculture	57,488	58,207	57,170

	71,121	73,130	73,986
Corporate	27,393	34,066	28,162

	$98,514	$107,196	$102,148

The Company’s property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s agricultural segment currently consists primarily of coffee operations and licensing agreements.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2022	2021	2020
Capital Expenditures:
Property	$178	$325	$497
Agriculture	154	111	183
	$332	$436	$680

Depreciation and Amortization:
Property	$63	$72	$62
Agriculture	180	197	156
	$243	$269	$218

(9)       Calculation of Net Income Per Share

          The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$2,792	$(306)	$(4,499)

Less: Net loss attributable to non-controlling interests	(58)	(551)	(759)

Net income (loss) attributable to stockholders	$2,850	$245	$(3,740)

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land – basic and diluted	$1.55	$0.13	$(2.03)

As of December 31, 2022, the Company had issued and outstanding 1,792,613 Common Shares and 52,000 Class C Shares. The Class C Shares have the same rights as the Common Shares except that the Class C Shares will not participate in any distributions until the holders of the Common Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data is based on the aggregate 1,844,613 outstanding shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The principal executive officer and the principal financial officer of the Company have evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Security and Exchange Commission (“SEC”).

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

A material weakness was detected while preparing the financial statements for the year ended December 31, 2021. Because of this material weakness, management concluded that the Company did not maintain effective control over the review and evaluation of an insurance recovery with regard to the Waipio Peninsula settlement for reporting and disclosure within the financial statements. The material weakness was identified and the insurance settlement was recovered prior to the issuance of the Company’s December 31, 2021 consolidated financial statements. The Company has fully remediated the material weakness by implementing enhanced review of non-routine and complex transactions, improving documentation of accounting for such transactions, and implementation of improved information technology by utilizing upgraded accounting research tools.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2022.

Internal Control Over Financial Reporting

Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the Company’s LLC Agreement. Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the Company’s LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of December 31, 2022, the executive officers and certain other officers of the Company were as follows:

Name	Position Held with the Company
Stephen A. Lovelette	President, Chief Executive Officer and Chief Financial Officer
Richard Helland	Vice President and Principal Accounting Officer

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

Stephen A. Lovelette (age 66) has been the President of KLC Land and Kaanapali Land since March 2019. Since March 2019, Mr. Lovelette has been Chief Executive Officer of Kaanapali Land and since June 2018, Mr. Lovelette has been Chief Financial Officer of Kaanapali Land. Mr. Lovelette is in charge of implementing the Kaanapali 2020 Development Plan. Mr. Lovelette has been associated with JMB and its affiliates for over 30 years. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and its affiliates. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

It is currently anticipated that Stephen A. Lovelette will devote approximately 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependent upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

Richard Helland (age 66) has been a Vice President of the Company since July 2004. Mr. Helland has been Principal Accounting Officer since June 2018. He holds a bachelor’s degree from Illinois State University and is a Certified Public Accountant. Mr. Helland has substantial experience in the management and reporting functions of both public and private entities.

In light of the fact that the Company's shares are not publicly traded, the Company is a limited liability company and the rights of members are governed by the Company’s LLC Agreement, the Company has determined that it is not necessary to have a separately designated audit committee, compensation committee, an audit committee financial expert or a code of ethics that applies to its principal executive, financial or accounting officers as those terms are defined in the rules and regulations of the SEC.

Item 11. Executive Compensation

Certain of the officers of the Company listed in Item 10 above are officers of JMB and are compensated by JMB or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse JMB, Pacific Trail and their affiliates for any expenses incurred while providing services to the Company.

Summary Compensation Table

Name (2)	Principal Position	Year	Salary ($) (2)	All Other Compensation ($)	Total ($)
Stephen A. Lovelette	President, Chief Executive Officer and Chief Financial Officer
		2022	334,444	--	334,444
		2021	336,667	--	336,667

(1)       Mr. Lovelette is the Company’s only executive officer.

(2)      Salary amounts for Mr. Lovelette represents the portion of total compensation allocated and charged to the Company. The Company does not have a compensation committee as compensation is determined by the Company’s manager. Executive officer compensation was determined through deliberations with Pacific Trail representatives.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Common Shares owned directly (1) (2)	81.8%

Class C Shares	Stephen A. Lovelette 900 North Michigan Avenue Chicago, IL 60611	52,000 Class C Shares owned directly (2)	100.0%

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Common Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen J. Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of December 31, 2022, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions, and Director Independence

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. The total of such commissions for the year ended December 31, 2022 was approximately $41 thousand, all of which was paid as of December 31, 2022.

The Company reimburses Pacific Trail and its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the year ended December 31, 2022 was approximately $1.3 million, of which $267 thousand was unpaid as of December 31, 2022.

The Company had derived revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the lot owners of the Kaanapali Coffee Farms. Effective July 1, 2022, the LOA is no longer an affiliate of the Company due to the loss of control over the LOA. The revenues were $616 thousand for the year ended December 31, 2022. Through June 30, 2022, the revenue amounts have been eliminated in consolidated financial statements.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services

In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2022 and 2021 are as follows:

(1)       Audit Fees

The fees incurred for the years ended December 31, 2022 and 2021 for professional services for the audit of the Company’s consolidated financial statements were approximately $231 thousand and $221 thousand, respectively.

The fees incurred for the years ended December 31, 2022 and 2021 for professional services for the audit of the Pension Plan’s financial statements was approximately $42 thousand and $42 thousand, respectively.

(2)       Audit Related Fees

None

(3)       Tax Fees

The fees incurred for the years ended December 31, 2022 and 2021 for professional tax compliance services related to the Pension Plan’s IRS Form 5500 Annual Report was approximately $6 thousand and $5 thousand, respectively.

(4)       All Other Fees

None.

All audit and permitted non-audit services proposed to be performed by the Company’s independent registered public accounting firm are approved by the managing member of the Company before the service is undertaken.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.
	2.1	Order Confirming Second Amendment Joint Plan of Reorganization Dated June 1, 2002, including as an exhibit thereto, the Second Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code incorporated herein by reference the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	2.2	Second Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference from the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

	3.2	Consent Decree entered into as of April 16, 2021, for the United States of America by U.S. Department of Justice and U.S. Environmental Protection Agency and by Kaanapali Land, LLC and Oahu Sugar Company, LLC filed as an exhibit to the Company’s report on Form 8-K filed April 22, 2021, and hereby incorporated by reference.

	4.1	Description of the Registrant’s Common Shares is filed herewith.

	10.1	Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

	21	List of Subsidiaries is filed herewith.

	31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

	(1)	Previously filed as exhibits to Amfac Hawaii, LLC's Registration Statement on Form S-1 (as amended) under the Securities Act of 1933 (File No. 33-24180) and hereby incorporated by reference.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Richard Helland
By:	Richard Helland Vice President
Date:	April 10, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Helland
By:	Richard Helland Vice President and Principal Accounting Officer
Date:	April 10, 2023

/s/ Stephen A. Lovelette
By:	Stephen A. Lovelette President, Chief Executive Officer and Chief Financial Officer
Date:	April 10, 2023