Form 10-Q
period 2023-03-31
KAANAPALI LAND LLC
filed 2023-05-15
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Yes [   ]    No [ X ]

As of May 15, 2023, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.   Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$19,071	$19,815
Property, net	58,959	58,988
Investments	19,389	19,115
Other assets	418	596
Total assets	$97,837	$98,514

Liabilities
Accounts payable and accrued expenses	$470	$643
Deposits and deferred gains	1,356	1,371
Deferred income taxes	9,205	9,322
Other liabilities	7,138	7,174

Total liabilities	18,169	18,510

Commitments and contingencies (Note 7)

Equity
Common equity, at 3/31/23 and 12/31/22 (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares)	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	74,197	74,533

Total shareholders’ equity	79,668	80,004

Total liabilities and shareholders’ equity	$97,837	$98,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2023 and 2022

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Sales	$1,153	$6,008
Interest and other income	342	15
Total revenues	1,495	6,023
Cost and expenses:
Cost of sales	702	4,200
Selling, general and administrative	1,195	(1,406)
Depreciation and amortization	52	65
Total cost and expenses	1,949	2,859

Operating income (loss) before income taxes	(454)	3,164

Income tax benefit (expense)	118	(846)

Net income (loss)	(336)	2,318

Less: Net loss attributable to non-controlling interests	--	(89)

Net income (loss) attributable to shareholders	$(336)	$2,407

Net income (loss) per share – basic and diluted	$(0.18)	$1.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2023 and 2022

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(336)	$2,318

Other comprehensive income:
Net unrealized (gains) losses on pension plan assets	--	(17)
Other comprehensive income, before tax	--	(17)

Income tax benefit (expense) related to items of other comprehensive income	--	4
Other comprehensive income, net of tax	--	(13)

Comprehensive income (loss)	(336)	2,305

Comprehensive loss attributable to non-controlling interests	--	(89)

Comprehensive income (loss) attributable to shareholders	$(336)	$2,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2023

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31, 2023
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Total Share- holders’ Equity
Balance December 31, 2022	$--	$5,471	$74,533	$80,004

Net loss	--	--	(336)	(336)

Balance March 31, 2023	$--	$5,471	$74,197	$79,668

	Three Months Ended March 31, 2022
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Share- holders’ Equity	Non Controlling Interests	Total Equity
Balance December 31, 2021	$--	$5,471	$71,698	$2,298	$79,467	$742	$80,209

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(15)	--	(15)	207	192

Other comprehensive income, net of tax	--	--	--	(13)	(13)	--	(13)

Net income (loss)	--	--	2,407	--	2,407	(89)	2,318

Balance March 31, 2022	$--	$5,471	$74,090	$2,285	$81,846	$860	$82,706

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(721)	$3,366

Net cash used in investing activities:
Property additions	(23)	(128)
	(23)	(128)

Net cash provided by financing activities:
Contributions	--	192
	--	192

Net increase (decrease) in cash, cash equivalents and restricted cash	(744)	3,430
Cash, cash equivalents and restricted cash at beginning of period	19,815	17,837

Cash, cash equivalents and restricted cash at end of period	$19,071	$21,267

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

The accompanying condensed consolidated financial statements include the accounts of Kaanapali Land and all of its subsidiaries and its predecessors (collectively, the “Company”), which include KLC Land and its wholly-owned subsidiaries. Prior to July 1, 2022, the Kaanapali Coffee Farms Lot Owners’ Association (“LOA”) was consolidated into the Company’s consolidated financial statements and the interests of third-party owners of the lots in the Kaanapali Coffee Farms subdivision were reflected as equity including non controlling interests. The Company sold its last owned lot in the Kaanapali Coffee Farms subdivision in early 2022 and as a consequence, the Company elected to turn over control of the LOA board of directors to the third-party owners of the lots in the subdivision. An election for a new board of directors, comprised entirely of third-party lot owners, was held during June 2022 and the results of the election were announced July 1, 2022. Therefore, effective July 1, 2022, the Company deconsolidated the LOA due to the loss of control over the LOA and derecognized the assets, liabilities, equity (including the non controlling interests) and results of operations in its financial statements. The Company does not have any direct or indirect retained interest in the LOA. The Company currently has agreements with the LOA to farm coffee, perform common area maintenance services and provide delivery of non-potable water.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). These unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for interim periods in accordance with U.S. GAAP.

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Condensed Consolidated Financial Statements included in its 2022 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2023.

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

Inventory of land held for sale is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (Levels 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2023 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of March 31, 2023 is a money market fund for $16,300 that is considered to be a Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Subsequent Events

The Company has performed an evaluation of subsequent events from the date of the financial statements included in this quarterly report through the date of its filing with the Securities and Exchange Commission.

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

The Company’s revenues that were subject to revenue recognition standards were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales of real estate	$--	$4,750
Coffee and other sales	855	971
Total	$855	$5,721

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three months ended March 31, 2023 and 2022, the Company recognized $298 and $262, respectively, of lease income, substantially comprised of non-variable lease payments. During the three months ended March 31, 2023 and 2022, the Company recognized $22 and $19, respectively, of lease expense, substantially comprised of non-variable lease payments.

Recently Issued Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this Update are effective for all entities upon issuance of this Update. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no significant impact is anticipated.

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximately 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximately 55 acre cultural resources lot to an agricultural lot. The Company closed on the sale of this lot on March 22, 2022. The purchase price was $5,000, paid in cash at closing. As of March 31, 2023, the Company had sold all the lots at Kaanapali Coffee Farms.

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

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2023 and December 31, 2022 of $90,290 and $90,203, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002, and placed on record in December 2002. The note has been eliminated in the condensed consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans and Investments

Prior to June 1, 2022, the Company participated in a defined benefit pension plan (the “Pension Plan”) that covers substantially all its eligible employees. The Pension Plan was sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company paid lump sum benefits totaling approximately $420 thousand to Pension Plan participants during October 2022, thereby settling all benefit Pension Plan liabilities. The Company’s Pension Plan assets are approximately $19 million at March 31, 2023.

The Company currently expects to transfer during 2023 at least 25% of the remaining Pension Plan assets to a qualified replacement plan (“QRP”) in which 100% of the participants in the terminated Pension Plan remaining employed by the Company would become active participants in the QRP. The QRP is also expected to include the employees of certain affiliates of the Company. Thereafter, remaining assets of the terminated Pension Plan will revert to the Company. Under such circumstances, the Company will be subject to a 20% excise tax. There can be no assurances that the Company will be successful in executing such plan or that the Company will not be subject to additional taxes.

The components of the net periodic pension benefit (credit) included in selling, general and administrative in the Company’s condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Service cost	$--	$110
Interest cost	--	1
Expected return on plan assets	--	(61)
Recognized net actuarial (gain) loss	--	(5)
Curtailment (gain) loss	--	(12)
Net periodic pension cost (credit)	$--	$33

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The deferred compensation liability of $329 is included in Other liabilities in the Company's condensed consolidated balance sheet as of March 31, 2023.

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

The Tax Cuts and Jobs Act (the “Act”) is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company, particularly the effect of certain limitations effective for the tax year 2018 and forward (prior losses remain subject to the prior 20 year carryover period) on the use of federal NOL carryforwards, which will generally be limited to being used to offset 80% of future annual taxable income.

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. No such commissions were paid for the three months ended March 31, 2023 and 2022.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2023 and 2022 were $263 and $370, respectively, of which $111 was unpaid as of March 31, 2023.

The Company had derived revenue from farming and common area maintenance services and for providing non-potable water to the LOA. The LOA is the association of the lot owners of the Kaanapali Coffee Farms. Effective July 1, 2022, the LOA is no longer an affiliate of the Company due to the loss of control over the LOA. The revenue for the three months ended March 31, 2022 was $313. Such revenue is recognized in the Agriculture Segment as disclosed in Note 9, Business Segment Information. Through March 31, 2022, the revenue amounts have been eliminated in the consolidated financial statements.

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

Under an insurance settlement the Company reached with Fireman’s Fund as a result of a complaint the Company filed against Fireman’s Fund in 2015, Fireman’s Fund paid $6,800 into an escrow during the first quarter of 2022 that was used to fund a settlement amount pursuant to a Consent Decree which was entered into with various federal agencies. That Consent Decree, entered by United States District Court for the District of Hawaii (the “Court”), and as more fully described below, resolved certain environmental claims against the Company with respect to the former mixing site on Waipio Peninsula on Oahu in Hawaii (the “Mixing Site”). After the Consent Decree was entered and finally approved by the Court in the form initially submitted by the Company and the federal government, the escrowed funds plus interest were paid to the Environmental Protection Agency on March 3, 2022 to fund the settlement that is the subject of the Consent Decree.

On April 16, 2021, the U.S. Department of Justice and the U.S. Environmental Protection Agency, on behalf of various federal agencies of the United States of America, executed a Consent Decree with Kaanapali Land, LLC, a Delaware limited liability company (the “Company”) that, if entered by the U.S. District Court sitting in the District of Hawaii, United States of America v. Kaanapali Land, and Oahu Sugar Company, LLC Case No. 1:21-CV-00190, resolved the U.S. federal government’s current environmental claims against the Company with respect to contamination at the former mixing site on Waipio Peninsula on Oahu in Hawaii that had been leased by Oahu Sugar Company LLC, a former subsidiary of the Company. In return for payments by the Company totaling $7,500, the Consent Decree resolved liability asserted by the U.S. government against the Company under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) as well as under the Clean Water Act, both for response costs (those costs expended for investigation and cleanup) and for natural resource damages. The U.S. District Court in Hawaii entered an Order approving the Consent Decree on February 11, 2022 and payment of the settlement amount was received by the government on March 3, 2022.

A former subsidiary, D/C Distribution Corporation (“D/C”), filed a petition for liquidation under Chapter 7 of the Bankruptcy Code in July 2007, as described below. As a consequence of the Chapter 7 filing, D/C is not under control of the Company.

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

The bankruptcy trustee for D/C is now in the process of closing the bankruptcy case. Certain asbestos-related proofs claims in the bankruptcy case have been withdrawn in connection with closing. A court hearing was held on March 29, 2023 in which the court awarded the trustee’s compensation and expenses and therefore D/C no longer has any assets. The closing of the D/C bankruptcy case is pending. Upon the closing of the case, the Company expects to reverse a related contingent liability. After the closing of the case, there is no guarantee that personal injury claimants will not assert asbestos-related claims against D/C in the future.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, Except per share amounts)
	2023	2022
Numerator:
Net income (loss)	$(336)	$2,318
Less: Net loss attributable to non-controlling interests	--	(89)
Net income (loss) attributable to shareholders	$(336)	$2,407

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share, attributable to Kaanapali Land - basic and diluted	$(0.18)	$1.30

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

	Three Months Ended March 31,
	2023	2022
Revenues:
Property	$192	$4,806
Agriculture	1,014	1,217
Corporate	289	--
	$1,495	$6,023

Operating income (loss):
Property	$(380)	$1,172
Agriculture	148	250
Operating income (loss)	(232)	1,422

Corporate	(222)	1,742

Operating income (loss) before income taxes	$(454)	$3,164

The Company’s Property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s Agriculture segment consists primarily of coffee operations and licensing agreements.

The Company’s Corporate segment consists primarily of interest earned on investments.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, the effect of geopolitical, economic and market conditions in Hawaii and globally, including continued increases in the rate of inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, pressure on the global banking system, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, the effect of the COVID-19 virus and variants, actual versus projected timing of events, and the factors described in Part I, Item 1A of the Company’s 2022 Form 10-K, this report and any other periodic reports the Company files with the Securities and Exchange Commission, all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

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

By letters dated October 28, 2022, CWRM officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company’s use of certain wells that are integral to the Company’s entire operations. The permits, when applied for and granted and subject to various conditions, would preserve the Company’s existing water uses as of August 6, 2022. The Company is preparing permit applications to cover its existing uses. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s development in substantial and material respects and affect the Company’s operations and finances. Further, in the event permits adequate to the Company’s plans are not received or not received timely, there could be negative impacts on the west Maui real estate market as a whole and the development and sale of the Company’s lands on the Island of Maui, thereby materially and adversely affecting the Company’s operations, land sales, land values, results, and financial position.

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

The Company’s Pension Plan (the “Plan”) assets are approximately $19 million at March 31, 2023. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Plan and terminate the Plan on or about June 1, 2022. Effective February 7, 2022, the Level 1 and Level 2 Plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company paid lump sum benefits totaling approximately $420 thousand to Plan participants during October 2022, thereby settling all Plan liabilities.

The Company currently expects to transfer during 2023 at least 25% of the remaining Plan assets to a qualified replacement plan (“QRP”) in which 100% of the participants in the terminated Plan remaining employed by the Company would become active participants in the QRP. The QRP is also expected to include the employees of certain affiliates of the Company. Thereafter, remaining assets of the terminated Plan will revert to the Company. Under such circumstances, the Company will be subject to a 20% excise tax. There can be no assurances that the Company will be successful in executing such plan or that the Company will not be subject to additional taxes.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $19 million and $20 million as of March 31, 2023 and December 31, 2022, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. To the extent the Company is not delayed by certain regulatory agencies, the Company expects the distribution of Pension Plan assets to enhance the Company’s liquidity. The Company does not anticipate making any distributions for the foreseeable future.

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

Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of March 31, 2023 and December 31, 2022 of approximately $90 million and $90 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

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

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County of Maui (the “County”) for subdivision approval. The Company has been working with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

Comparison of Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

The increase in interest and other income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily due to market value adjustments related to the pension plan assets.

The decrease in sales and the related decrease in costs of sales for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is primarily due to the sale of one lot during the first quarter 2022.

The increase in selling, general and administrative expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is due to the insurance recoveries related to asbestos claims.

Inflation

High rates of inflation adversely affect real estate development generally because of their impact on interest rates. High interest rates not only increase the cost of borrowed funds to the Company, but can also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. However, high rates of inflation may permit the Company to increase the prices that it charges in connection with land sales, subject to a slowdown in sales and increase in home construction costs and to general economic conditions affecting the real estate industry and local market factors.

Critical Accounting Estimates

The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's unaudited condensed consolidated interim financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited interim financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally management evaluates these results on an on-going basis. Management's estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Different estimates could be made under different assumptions or conditions, and in any event, actual results may differ from the estimates. The impact of a change in these estimates, assumptions, and judgments could materially affect the amounts reported in the Company’s consolidated financial statements.

Certain accounting policies involve significant judgements and estimates by management, and the Company considers these accounting policies to be critical accounting policies. There have been no material changes to the critical accounting polices disclosed in 2022 Form 10-K, except as described in Note 1 to the condensed consolidated financial statements.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth under “Commitments and Contingencies” in Note 7 of the Notes to the condensed consolidated financial statements, included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.  Risk Factors

There have been no material changes to the risks described in the section entitled “Risk Factors” in the 2022 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 10 filed May 1, 2003 and incorporated by reference herein.

3.2	Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 8-K filed April 21, 2008 and incorporated by reference herein.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (furnished herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC. (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	May 15, 2023

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	May 15, 2023