Form 10-Q
period 2023-06-30
KAANAPALI LAND LLC
filed 2023-08-14
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

Yes [   ]    No [ X ]

As of August 14, 2023, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.   Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$16,889	$19,815
Property, net	59,209	58,988
Investments	19,618	19,115
Other assets	1,381	596
Total assets	$97,097	$98,514

Liabilities
Accounts payable and accrued expenses	$329	$643
Deposits and deferred gains	1,174	1,371
Deferred income taxes	10,513	9,322
Other liabilities	1,688	7,174

Total liabilities	13,704	18,510

Commitments and contingencies (Note 7)

Equity
Common equity, at 6/30/23 and 12/31/22 (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares)	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	77,922	74,533

Total shareholders’ equity	83,393	80,004

Total liabilities and shareholders’ equity	$97,097	$98,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Sales	$1,147	$1,244	$2,300	$7,252
Interest and other income	426	18	768	33
Total revenues	1,573	1,262	3,068	7,285
Cost and expenses:
Cost of sales	722	1,084	1,424	5,284
Selling, general and administrative	(4,235)	1,297	(3,040)	(109)
Depreciation and amortization	52	69	104	134
Total cost and expenses	(3,461)	2,450	(1,512)	5,309
Operating income (loss) before income taxes	5,034	(1,188)	4,580	1,976

Income tax benefit (expense)	(1,309)	317	(1,191)	(529)

Net income (loss)	3,725	(871)	3,389	1,447

Less: Net income (loss) attributable to non controlling interests	--	31	--	(58)

Net income (loss) attributable to shareholders	$3,725	$(902)	$3,389	$1,505

Net income (loss) per share - basic and diluted	$2.02	$(0.49)	$1.84	$0.82

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$3,725	$(871)	$3,389	$1,447

Other comprehensive income:
Net unrealized (gains) losses on pension plan assets	--	(4)	--	(21)
Other comprehensive income, before tax	--	(4)	--	(21)

Income tax benefit (expense) related to items of other comprehensive income	--	3	--	7
Other comprehensive income, net of tax	--	(1)	--	(14)

Comprehensive income (loss)	3,725	(872)	3,389	1,433

Comprehensive income (loss) attributable to non controlling interests	--	31	--	(58)

Comprehensive income (loss) attributable to stockholders	$3,725	$(903)	$3,389	$1,491

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Six Months Ended June 30, 2023

(Unaudited)

(Dollars in Thousands)

	Common Equity	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
Balance December 31, 2022	$--	$5,471	$74,533	$80,004

Net loss	--	--	(336)	(336)

Balance March 31, 2023	--	5,471	74,197	79,668

Net income	--	--	3,725	3,725

Balance June 30, 2023	$--	$5,471	$77,922	$83,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Six Months Ended June 30, 2022

(Unaudited)

(Dollars in Thousands)

	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Share- holders’ Equity	Non Controlling Interests	Total Equity
Balance December 31, 2021	$--	$5,471	$71,698	$2,298	$79,467	$742	$80,209

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(15)	--	(15)	207	192

Other comprehensive income, net of tax	--	--	--	(13)	(13)		(13)

Net income (loss)	--	--	2,407	--	2,407	(89)	2,318

Balance March 31, 2022	--	5,471	74,090	2,285	81,846	860	82,706

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	--	--	--	193	193

Other comprehensive income, net of tax	--	--	--	(1)	(1)	--	(1)

Net income (loss)	--	--	(902)	--	(902)	31	(871)

Balance June 30, 2022	$--	$5,471	$73,188	$2,284	$80,943	$1,084	$82,027

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Dollars in Thousands)

	2023	2022
Net cash provided by (used in) operating activities	$(1,963)	$5,090

Net cash used in investing activities:
Property additions	(325)	(213)
Receivable due to sewer line installation	(638)	--
	(963)	(213)
Net cash provided by financing activities:
Contributions	--	385
	--	385

Net increase (decrease) in cash and cash equivalents	(2,926)	5,262
Cash and cash equivalents at beginning of period	19,815	17,837

Cash and cash equivalents at end of period	$16,889	$23,099

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

(1)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Kaanapali Land, LLC (“Kaanapali Land”) and all of its subsidiaries and its predecessors (collectively, the “Company”). Prior to July 1, 2022, the Kaanapali Coffee Farms Lot Owners’ Association (“LOA”) was consolidated into the Company’s consolidated financial statements and the interests of third-party owners of the lots in the Kaanapali Coffee Farms subdivision were reflected as equity including non controlling interests. The Company sold its last owned lot in the Kaanapali Coffee Farms subdivision in early 2022 and as a consequence, the Company elected to turn over control of the LOA board of directors to the third-party owners of the lots in the subdivision. An election for a new board of directors, comprised entirely of third-party lot owners, was held during June 2022 and the results of the election were announced July 1, 2022. Therefore, effective July 1, 2022, the Company deconsolidated the LOA due to the loss of control over the LOA and derecognized the assets, liabilities, equity (including the non controlling interests) and results of operations in its financial statements. The Company does not have any direct or indirect retained interest in the LOA. The Company currently has agreements with the LOA to farm coffee, perform common area maintenance services and provide delivery of non-potable water.

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment primarily engages in farming, harvesting and milling operations relating to coffee orchards pursuant to farming agreements with the LOA and a related entity. The Company also cultivates, harvests and sells bananas and citrus fruits, and engages in certain ranching operations. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii.

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

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Consolidated Financial Statements included in its 2022 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2023.

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

Inventory of land held for sale is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity fair value hierarchy (Levels 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2023 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of June 30, 2023 is a money market fund for $14,350 that is considered to be a fair value hierarchy Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

The Company’s revenues that were subject to revenue recognition standards were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales of real estate	$--	$--	$--	$4,750
Coffee and other sales	860	786	1,715	1,757
Total	$860	$786	$1,715	$6,507

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and six months ended June 30, 2023, the Company recognized $287 and $585, respectively, and $275 and $537, respectively, during the three and six months ended June 30, 2022 of lease income, substantially comprised of non-variable lease payments. During the three and six months ended June 30, 2023, the Company recognized $26 and $49, respectively, and $15 and $34, respectively, during the three and six months ended June 30, 2022, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

(2)  Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximately 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximately 55 acre cultural resources lot to an agricultural lot. The Company closed on the sale of this lot on March 22, 2022. The purchase price was $5,000, paid in cash at closing. The Company has sold all the lots at Kaanapali Coffee Farms.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with an unrelated third party, closed on the sale of an approximately 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1,070 to install such sewer line. KLMC has paid $845 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Certain other off-site construction has begun at the site. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of June 30, 2023 and December 31, 2022 of $90,378 and $90,203, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002, and placed on record in December 2002. The note has been eliminated in the condensed consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans and Investments

Prior to June 1, 2022, the Company participated in a defined benefit pension plan (the “Pension Plan”) that covers substantially all its eligible employees. The Pension Plan was sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on June 1, 2022. Effective February 7, 2022, the fair value hierarchy Level 1 and Level 2 plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company paid lump sum benefits totaling approximately $420 to Pension Plan participants during October 2022, thereby settling all benefit Pension Plan liabilities. The Company’s former Pension Plan assets are approximately $19,620 and are included in Investments in the Company’s condensed consolidated balance sheet at June 30, 2023.

The Company currently expects to transfer during 2023 at least 25% of the remaining former Pension Plan assets to a qualified replacement plan (“QRP”) in which all of the participants in the terminated Pension Plan who are employed by the Company would become active participants in the QRP. The QRP is also expected to include the employees of certain affiliates of the Company. Thereafter, remaining assets of the terminated Pension Plan will revert to the Company. Under such circumstances, the Company will be subject to a 20% excise tax. There can be no assurances that the Company will be successful in executing such plan or that the Company will not be subject to additional taxes.

The components of the net periodic pension benefit (credit) included in selling, general and administrative in the Company’s condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$--	$101	$--	$210
Interest cost	--	1	--	2
Expected return on plan assets	--	(61)	--	(121)
Recognized net actuarial (gain) loss	--	(4)	--	(9)
Curtailment (gain) loss	--	--	--	(12)
Net periodic pension cost (credit)	$--	$37	$--	$70

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The deferred compensation liability of $329 is included in Other liabilities in the Company's condensed consolidated balance sheet as of June 30, 2023.

(5)  Income Taxes

The statutes of limitations with respect to the Company's taxes for 2019 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all net operating losses (“NOL”) generated and not yet utilized are subject to adjustment by the Internal Revenue Service (“IRS”). The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall for which the Company is liable, the Company’s results of operations may be affected adversely and materially.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Commissions paid for the three and six months ended June 30, 2023 were $23 and $23, respectively, and $14 and $14 for the three and six months ended June 30, 2022, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2023 and 2022 were $302 and $565, respectively, and $370 and $740, respectively, of which $117 was unpaid as of June 30, 2023.

The Company had derived revenue from farming and common area maintenance services and for providing non-potable water to the LOA. The LOA is the association of the lot owners of the Kaanapali Coffee Farms. Effective July 1, 2022, the LOA is no longer an affiliate of the Company due to relinquishment of control over the LOA. The revenues for the three and six months ended June 30, 2022 were $303 and $616, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 9, Business Segment Information. Through June 30, 2022, the revenue amounts have been eliminated in the consolidated financial statements.

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

Under an insurance settlement the Company reached with Fireman’s Fund as a result of a complaint the Company filed against Fireman’s Fund in 2015, Fireman’s Fund paid $6,800 into an escrow during the first quarter of 2022 that was used to fund a settlement amount pursuant to a Consent Decree (described below) which was entered into with various federal agencies. That Consent Decree, entered by United States District Court for the District of Hawaii (the “Court”), and as more fully described below, resolved certain environmental claims against the Company with respect to the former mixing site on Waipio Peninsula on Oahu in Hawaii (the “Mixing Site”). After the Consent Decree was entered and finally approved by the Court in the form initially submitted by the Company and the federal government, the escrowed funds plus interest were paid to the Environmental Protection Agency on March 3, 2022 to fund the settlement that is the subject of the Consent Decree.

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

A subsidiary of the Company, D/C Distribution Corporation (“D/C”), filed a petition for liquidation under Chapter 7 of the Bankruptcy Code in July 2007. During the pendency of the bankruptcy case, D/C was not under control of the Company.

At the time of the filing of the bankruptcy petition, Kaanapali Land, as successor by merger to other entities, and D/C had been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there were relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) were allegedly based on its prior business operations in Hawaii and cases against D/C were allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard.

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

On January 21, 2020, certain asbestos claimants filed a Stay Relief Motion in the Bankruptcy Court for the Northern District of Illinois, Eastern Division, Case No. 07-12776 (“motion to lift stay”) in connection with the D/C proceeding. The motion sought the entry of an order, among other things, modifying the automatic stay in the D/C bankruptcy to permit those claimants to prosecute various lawsuits in state courts against D/C and to recover on any judgment or settlement solely from any available insurance coverage. Various oppositions to the motion to lift stay were filed, and the matter was heard and taken under advisement in April 2020. On July 21, 2020, the bankruptcy court issued an order granting the motion to lift stay to permit the movants to pursue their claims and to recover any judgment or settlement from and to the extent of any available insurance coverage of D/C only.

Certain asbestos-related proofs claims in the bankruptcy case have been withdrawn in connection with closing. A court hearing was held on March 29, 2023 in which the court awarded the trustee’s compensation and expenses and therefore D/C no longer has any assets. On June 6, 2023, the bankruptcy trustee filed a final account and application to close the D/C bankruptcy and on June 14, 2023, the D/C bankruptcy court closed the case and the trustee was discharged. Due to the closing of the case, the Company derecognized a related contingent liability. The derecognition of the contingent liability is included as a reduction of Selling, general and administrative expenses and resulted in a credit in expenses on the Company’s consolidated statement of operations for the three and six months ended June 30, 2023. However, personal injury claimants have asserted, and may in the future assert, asbestos-related claims against D/C.

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

KLMC is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. An approximately 2.4 mile portion of this two lane state highway has been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Lahaina Bypass Highway, which extends to KLMC’s lands, is in the early stage of planning. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Lahaina Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Lahaina Bypass Highway.

These potential commitments have not been reflected in the accompanying condensed consolidated financial statements. While the completion of the Lahaina Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net loss per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2023	2022	2023	2022
Numerator:
Net income (loss)	$3,725	$(871)	$3,389	$1,447
Less: Net income (loss) attributable to non controlling interests	--	31	--	(58)
Net income (loss) attributable to stockholders	$3,725	$(902)	$3,389	$1,505

Denominator:
Number of weighted average shares outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share,
attributable to Kaanapali Land - basic and diluted	$2.02	$(0.49)	$1.84	$0.82

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

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2023	2022	2023	2022
Revenues:
Property	$107	$81	$299	$4,887
Agriculture	1,050	1,177	2,064	2,394
Corporate	416	4	705	4
	$1,573	$1,262	$3,068	$7,285
Operating income (loss):
Property	$(381)	$(561)	$(761)	$611
Agriculture	215	269	363	519
Operating income (loss)	(166)	(292)	(398)	1,130

Corporate	5,200	(896)	4,978	846

Operating income (loss) before income taxes	$5,034	$(1,188)	$4,580	$1,976

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

(10) Subsequent Events

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill are located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generates income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, it appears that most of the personal property of the licensees’ was destroyed and the coffee mill was severely damaged if not destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans, and the damage to the coffee mill will likely cause a delay or prevent the Company from harvesting the current year coffee crop. It is also likely that the Maui economy will be adversely impacted by the devastation caused by the fires in Lahaina and will likely have a negative impact on the tourism industry in west Maui. The Company continues to evaluate the extent of the damage to its property and equipment and has initiated claims with its insurance carriers. There can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the replacement cost of the structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies.

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, natural events, including the Lahaina wildfire discussed below, the effect of geopolitical, economic and market conditions in Hawaii and globally, including continued increases in the rate of inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates and currency fluctuations, pressure on the global banking system, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, actual versus projected timing of events, and the factors described in Part I, Item 1A of the Company’s 2022 Form 10-K, this report and any other periodic reports the Company files with the Securities and Exchange Commission, all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Lahaina Wildfire

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill are located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generates income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, it appears that most of the personal property of the licensees’ was destroyed and the coffee mill was severely damaged if not destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans, and the damage to the coffee mill will likely cause a delay or prevent the Company from harvesting the current year coffee crop. It is also likely that the Maui economy will be adversely impacted by the devastation caused by the fires in Lahaina and will likely have a negative impact on the tourism industry in west Maui. The Company continues to evaluate the extent of the damage to its property and equipment and has initiated claims with its insurance carriers. There can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the replacement cost of the structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies.

By letters dated October 28, 2022, the State of Hawaii Commission on Water Resource Management (“CWRM”) officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company’s use of certain wells that are integral to the Company’s entire operations. The Company has submitted such applications for permits. The permits, when or if granted and subject to various conditions, would preserve the Company’s existing water uses as of August 6, 2022. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s development in substantial and material respects and affect the Company’s operations and finances. Further, in the event permits adequate to the Company’s plans are not received timely or at all, there could be negative impacts on the west Maui real estate market as a whole and on the development and sale of the Company’s lands on the Island of Maui, thereby materially and adversely affecting the Company’s operations, land sales, land values, results, and financial position.

By letter dated March 13, 2023, CWRM provided the Company a notice of alleged water violation covering the metering and monitoring of certain designated areas with the Honokowai aquifer and hydrologic unit, as well as certain waste conditions CWRM allegedly observed on prior investigations of those certain areas. The Company has engaged with CWRM to address the alleged violations and to seek clarification of the issues. While the Company does not believe that such issues, when and if addressed by the Company will prove material in cost, there can be no assurances of same.

The Company’s former Pension Plan (the “Pension Plan”) assets are approximately $20 million at June 30, 2023. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on or about June 1, 2022. Effective February 7, 2022, the fair value hierarchy Level 1 and Level 2 Pension Plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company paid lump sum benefits totaling approximately $0.42 million to Pension Plan participants during October 2022, thereby settling all Pension Plan liabilities.

The Company currently expects to transfer during 2023 at least 25% of the remaining former Pension Plan assets to a qualified replacement plan (“QRP”) in which all of the participants in the terminated Pension Plan who are employed by the Company would become active participants in the QRP. The QRP is also expected to include the employees of certain affiliates of the Company. Thereafter, remaining assets of the terminated Pension Plan will revert to the Company. Under such circumstances, the Company will be subject to a 20% excise tax. There can be no assurances that the Company will be successful in executing such plan or that the Company will not be subject to additional taxes.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $17 million and $20 million as of June 30, 2023 and December 31, 2022, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. To the extent the Company is not delayed by certain regulatory agencies, the Company expects the distribution of Pension Plan assets to enhance the Company’s liquidity. The Company does not anticipate making any distributions for the foreseeable future.

Although the Company believes that it has sufficient liquidity to fund its operations and capital needs over the near term, should the Company be unable to satisfy its liquidity requirements from its existing resources and future property sales, it will likely pursue alternate financing arrangements. However it cannot be determined at this time what, if any, financing alternatives may be available and at what cost.

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2023 was approximately $2 million and was primarily due to working capital requirements. Net cash flows used in investing activities for the six months ended June 30, 2023 were approximately $1 million and was due to the cost of installation of a sewer line, as well as, costs of project planning and engineering, primarily relating to KCF Mauka and Puukolli Village Mauka.

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with an unrelated third party, closed on the sale of an approximately 14.9 acre parcel in West Maui. The purchase price was $3.3 million, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1.1 million to install such sewer line. KLMC has paid $0.8 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Certain other offsite construction has begun at the site. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County of Maui (the “County”) for subdivision approval. The Company has been working with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timeline, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Company is in the planning stages for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company entered into a contract to install a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site (see discussion above).

Comparison of Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

The decrease in other liabilities at June 30, 2023 as compared to December 31, 2022 is primarily due to the derecognition of a contingent liability related to the D/C bankruptcy case.

The increase in interest and other income for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 is primarily due to market value adjustments related to investments.

The decrease in sales and the related decrease in costs of sales for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily due to the sale of a lot during the first quarter 2022.

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 is due to the derecognition of a contingent liability related to the D/C bankruptcy case during second quarter 2023 offset by the insurance recoveries related to asbestos claims during the first quarter 2022.

See also notes to the condensed consolidated financial statements for additional discussion of items addressing comparability between the three and six months ended June 30, 2023 and 2022.

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

Item 4.  Controls and Procedures

Disclosure controls and procedures. The principal executive officer/principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer/principal financial officer has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth under “Commitments and Contingencies” in Note 7 of the Notes to the condensed consolidated financial statements, included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A.  Risk Factors

In addition to the other information set up in this Quarterly Report on Form 10-Q, you should consider the factors discussed in Part 1, Item 1A of our 2022 Annual Report on Form 10-K. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our 2022 Form 10-K.

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill are located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generates income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, it appears that most of the personal property of the licensees’ was destroyed and the coffee mill was severely damaged if not destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans, and the damage to the coffee mill will likely cause a delay or prevent the Company from harvesting the current year coffee crop. It is also likely that the Maui economy will be adversely impacted by the devastation caused by the fires in Lahaina and will likely have a negative impact on the tourism industry in west Maui. The Company continues to evaluate the extent of the damage to its property and equipment and has initiated claims with its insurance carriers. There can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the replacement cost of the structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	August 14, 2023

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	August 14, 2023