Form 10-Q
period 2023-09-30
KAANAPALI LAND LLC
filed 2023-11-14
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer,""smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [   ]    No [ X ]

As of November 14, 2023, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Part I.  Financial Information

     Item 1.  Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$30,362	$19,815
Property, net	59,530	58,988
Investments	--	19,115
Retirement plan investments	5,000	--
Other assets	1,590	596
Total assets	$96,482	$98,514

Liabilities
Accounts payable and accrued expenses	$3,518	$643
Deposits and deferred gains	1,160	1,371
Deferred income taxes	6,469	9,322
Other liabilities	1,662	7,174

Total liabilities	12,809	18,510

Commitments and contingencies (Note 7)

Equity
Common equity, at 9/30/23 and 12/31/22 (Shares authorized – unlimited; shares issued and outstanding – 1,792,613 common shares and 52,000 Class C shares)	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	78,202	74,533

Total shareholders’ equity	83,673	80,004

Total liabilities and shareholders’ equity	$96,482	$98,514

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Sales and rental revenues	$498	$1,059	$2,798	$8,311
Interest and other income	525	45	1,293	78
Crop insurance proceeds	509	--	509	--
Total revenues	1,532	1,104	4,600	8,389
Cost and expenses:
Cost of sales	838	808	2,262	6,092
Selling, general and administrative	1,451	856	(1,589)	747
Excise tax expense	2,955	--	2,955	--
Depreciation and amortization	52	55	156	189
Total cost and expenses	5,296	1,719	3,784	7,028
Operating income (loss) before income taxes	(3,764)	(615)	816	1,361

Income tax benefit (expense)	4,044	160	2,853	(369)

Net income (loss)	280	(455)	3,669	992

Less: Net income (loss) attributable to non controlling interests	--	--	--	(58)

Net income (loss) attributable to shareholders	$280	$(455)	$3,669	$1,050

Net income (loss) per share - basic and diluted	$0.15	$(0.25)	$1.99	$0.57

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$280	$(455)	$3,669	$992

Other comprehensive income:
Net unrealized (gains) losses on pension plan assets	--	(4)	--	(25)
Other comprehensive income, before tax	--	(4)	--	(25)

Income tax benefit (expense) related to items of other comprehensive income	--	(1)	--	6
Other comprehensive income, net of tax	--	(5)	--	(19)

Comprehensive income (loss)	--	(460)	--	973

Comprehensive income (loss) attributable to non controlling interests	--	--	--	(58)

Comprehensive income (loss) attributable to shareholders	$280	$(460)	$3,669	$1,031

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2023

(Unaudited)

(Dollars in Thousands)

	Common Equity	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
Balance December 31, 2022	$--	$5,471	$74,533	$80,004

Net loss	--	--	(336)	(336)

Balance March 31, 2023	--	5,471	74,197	79,668

Net income	--	--	3,725	3,725

Balance June 30, 2023	--	5,471	77,922	83,393

Net income	--	--	280	280

Balance September 30, 2023	$--	$5,471	$78,202	$83,673

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2022

(Unaudited)

(Dollars in Thousands)

	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Share- holders’ Equity	Non Controlling Interests	Total Equity
Balance December 31, 2021	$--	$5,471	$71,698	$2,298	$79,467	$742	$80,209

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(15)	--	(15)	207	192

Other comprehensive income, net of tax	--	--	--	(13)	(13)		(13)

Net income (loss)	--	--	2,407	--	2,407	(89)	2,318

Balance March 31, 2022	--	5,471	74,090	2,285	81,846	860	82,706

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	--	--	--	193	193

Other comprehensive income, net of tax	--	--	--	(1)	(1)	--	(1)

Net income (loss)	--	--	(902)	--	(902)	31	(871)

Balance June 30, 2022	--	5,471	73,188	2,284	80,943	1,084	82,027

Effect of deconsoli- dating Kaanapali Coffee Farms Lot Owners’ Association	--	--	--	--	--	(1,084)	(1,084)

Other comprehensive income, net of tax	--	--	--	(5)	(5)	--	(5)

Net loss	--	--	(455)	--	(455)	--	(455)

Balance September 30, 2022	$--	$5,471	$72,733	$2,279	$80,483	$--	$80,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(Dollars in Thousands)

	2023	2022

Net cash provided by operating activities	$12,021	$3,919

Net cash used in investing activities:
Property additions	(1,097)	(248)
Property disposals	399	--
Receivable due to sewer line installation	(776)	--
Effect of deconsolidating Kaanapali Coffee Farms Lot Owners’ Association	--	(937)
	(1,474)	(1,185)

Net cash provided by financing activities:
Contributions	--	385
	--	385

Net increase in cash and cash equivalents	10,547	3,119
Cash and cash equivalents at beginning of period	19,815	17,837

Cash and cash equivalents at end of period	$30,362	$20,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

(1)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Kaanapali Land, LLC (“Kaanapali Land”) and all of its subsidiaries and its predecessors (collectively, the “Company”). Prior to July 1, 2022, the Kaanapali Coffee Farms Lot Owners’ Association (“LOA”) was consolidated into the Company’s consolidated financial statements and the interests of third-party owners of the lots in the Kaanapali Coffee Farms subdivision were reflected as equity including noncontrolling interests. The Company sold its last owned lot in the Kaanapali Coffee Farms subdivision in early 2022 and as a consequence, the Company elected to turnover control of the LOA board of directors to the third-party owners of the lots in the subdivision. An election for a new board of directors, comprised entirely of third-party lot owners, was held during June 2022 and the results of the election were announced July 1, 2022. Therefore, effective July 1, 2022, the Company deconsolidated the LOA due to the loss of control over the LOA and derecognized the assets, liabilities, equity (including the non controlling interests) and results of operations in its financial statements. The Company does not have any direct or indirect retained interest in the LOA. The Company currently has agreements with the LOA to farm coffee, perform common area maintenance services and provide delivery of non-potable water.

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

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Consolidated Financial Statements included in its 2022 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2023.

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

Inventory of land held for sale is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity fair value hierarchy (Levels 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land had been leased or licensed to third parties on a short term basis prior to the Lahaina Wildfire.

 Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill are located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generates income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, it appears that most of the personal property of the licensees and the coffee mill was severely damaged if not destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and will prevent the Company from processing and selling the current year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the Maui economy and businesses operated on Maui. The Company continues to evaluate the extent of the damage to its property and equipment and has initiated claims with its insurance carriers. Access to the property remains restricted, and such restrictions are expected to continue for the near term. In October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. Notwithstanding the advance, there can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali. Additionally, the Company was able to recover its electronic files which were stored on its servers destroyed in the fire from back up files existing at an offsite location. Recovery efforts continue.

Provisions for impairment losses related to long-lived assets, if any, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related long-lived assets in relationship to the future undiscounted cash flows of the underlying operations or anticipated sales proceeds. The Company adjusts the net book value of property to fair value if the sum of the expected undiscounted future cash flow or sales proceeds is less than book value. Assets held for sale are recorded at the lower of the carrying value of the asset or fair value less costs to sell. As a result of the fires, the Company performed an impairment evaluation of its asset groups to determine if provisions for impairment losses should be recognized. The Company concluded a provision for impairment should not be recognized for the current period. The Company will continue to monitor and evaluate the indicators for evidence of impairment in future periods. There can be no assurance that future impairment testing will not indicate that an impairment has occurred and that a provision for impairment will be required.

While most of the personal property destroyed in the fire was fully depreciated the Company wrote off the net carrying value of destroyed equipment totaling approximately $400 at September 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2023 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of September 30, 2023 is a money market fund for $27,650 that is considered to be a fair value hierarchy Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

The Company’s revenues that were subject to revenue recognition standards were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales of real estate	$0	$0	$0	$4,750
Coffee and other sales	323	703	2,038	2,460
Total	$323	$703	$2,038	$7,210

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and nine months ended September 30, 2023, the Company recognized $175 and $760, respectively, and $296 and $834 during the three and nine months ended September 30, 2022, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and nine months ended September 30, 2023, the Company recognized $31 and $80, respectively, and $20 and $54 during the three and nine months ended September 30, 2022, respectively, of lease expense, substantially comprised of non-variable lease payments.

Recently Issued Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. The amendments in this Update defer the sunset date of Topic848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this Update are effective for all entities upon issuance of this Update. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no significant impact is anticipated.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with an unrelated third party, closed on the sale of an approximately 14.9 acre parcel in West Maui. The purchase price was $3,300, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1,070 to install such sewer line. KLMC has paid $972 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Certain other off-site construction has begun at the site. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

(3)  Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000, dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of September 30, 2023 and December 31, 2022 of $90,467 and $90,203, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002, and placed on record in December 2002. The note has been eliminated in the condensed consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(4)  Employee Benefit Plans and Investments

Prior to June 1, 2022, the Company participated in a defined benefit pension plan (the “Pension Plan”) that covers substantially all its eligible employees. The Pension Plan was sponsored and maintained by Kaanapali Land in conjunction with other plans providing benefits to employees of Kaanapali Land and its affiliates.

Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on June 1, 2022. Effective February 7, 2022, the fair value hierarchy Level 1 and Level 2 plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company paid lump sum benefits totaling approximately $420 to Pension Plan participants during October 2022, thereby settling all benefit Pension Plan liabilities. The Company’s former Pension Plan assets were approximately $19,397 as of August 30, 2023.

The Company transferred $5,000 which was approximately 25% of the Pension Plan assets to a qualified replacement plan (“QRP”). Such assets are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates of the Company. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. In accordance with GAAP, the amount transferred to the QRP is reflected as Retirement plan investments on the Company’s condensed consolidated balance sheet at September 30, 2023. The remaining assets of the terminated Pension Plan of approximately $14,500 reverted to the Company on September 15, 2023.

The Company is subject to a 20% excise tax of approximately $2,900, which is included in Accounts payable and accrued expenses on the Company’s condensed consolidated balance sheet at September 30, 2023 and in Excise tax expense on the Company’s condensed consolidated Statement of operations for the three and nine months ended September 30, 2023. The excise tax was paid in October 2023. The funds free up cash to better prepare the Company for tightening credit markets and are available for, among other things, working capital requirements, including future operating expenses, the Company’s obligations for engineering, planning, regulatory and development costs, drainage and utilities, and potential environmental remediation costs on existing properties.

The components of the net periodic pension benefit (credit) included in selling, general and administrative in the Company’s condensed consolidated statements of operations are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$--	$100	$--	$311
Interest cost	--	2	--	4
Expected return on plan assets	--	(61)	--	(183)
Recognized net actuarial loss	--	(4)	--	(13)
Curtailment (gain) loss	--	--	--	(12)
Net periodic pension cost (credit)	$--	$37	$--	$107

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The deferred compensation liability of $329 is included in Other liabilities in the Company's condensed consolidated balance sheet as of September 30, 2023.

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

(6)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Commissions paid for the three and nine months ended September 30, 2023 were $0 and $23, respectively, and $1 and $15 for the three and nine months ended September 30, 2022, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2023 and 2022 were $296 and $861, respectively, and $381 and $1,121, respectively, of which $234 was unpaid as of September 30, 2023.

The Company had derived revenue from farming and common area maintenance services and for providing non-potable water to the LOA. The LOA is the association of the lot owners of the Kaanapali Coffee Farms. Effective July 1, 2022, the LOA is no longer an affiliate of the Company due to relinquishment of control over the LOA. The revenues for the nine months ended September 30, 2022 was $616. Such revenue is recognized in the Agriculture Segment as disclosed in Note 9, Business Segment Information. Through June 30, 2022, the revenue amounts have been eliminated in the consolidated financial statements.

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

Certain asbestos-related proofs claims in the bankruptcy case have been withdrawn in connection with closing. A court hearing was held on March 29, 2023 in which the court awarded the trustee’s compensation and expenses and therefore D/C no longer has any assets. On June 6, 2023, the bankruptcy trustee filed a final account and application to close the D/C bankruptcy and on June 14, 2023, the D/C bankruptcy court closed the case and the trustee was discharged. Due to the closing of the case, the Company derecognized a related contingent liability. The derecognition of the contingent liability is included as a reduction of Selling, general and administrative expenses and resulted in a credit in expenses on the Company’s consolidated statement of operations for the nine months ended September 30, 2023. However, personal injury claimants have asserted, and may in the future assert, asbestos-related claims against D/C.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. During third quarter 2023, the Company received $509 in insurance proceeds related to an insured event that occurred during the 2022 crop year. This amount has been reflected in crop insurance proceeds in the Company’s consolidated financial statements.

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

(8)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2023	2022	2023	2022
Numerator:
Net income (loss)	$280	$(455)	$3,669	$992
Less: Net loss attributable to non controlling interests	--	--	--	(58)
Net income (loss) attributable to stockholders	$280	$(455)	$3,669	$1,050

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share,
attributable to Kaanapali Land - basic and diluted	$0.15	$(0.25)	$1.99	$0.57

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Property	$98	$95	$397	$4,982
Agriculture	931	990	2,995	3,384
Corporate	503	19	1,208	23
	$1,532	$1,104	$4,600	$8,389

Operating income (loss):
Property	$(414)	$(514)	$(1,175)	$97
Agriculture	43	225	406	744
Operating income (loss)	(371)	(289)	(769)	841

Corporate	(3,393)	(326)	1,585	520

Operating income (loss) before income taxes	$(3,764)	$(615)	$816	$1,361

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

 (10)  Subsequent Events

In October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier related to the insured losses the Company incurred in connection with the Lahaina wildfire.

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

Lahaina Wildfire

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill are located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generates income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, it appears that most of the personal property of the licensees and the coffee mill was severely damaged if not destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and will prevent the Company from processing and selling the current year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the Maui economy and businesses operated on Maui. The Company continues to evaluate the extent of the damage to its property and equipment and has initiated claims with its insurance carriers. Access to the property remains restricted, and such restrictions are expected to continue for the near term. In October 2023, the Company received an initial, unallocated advance payment of $1 million from its insurance carrier. Notwithstanding the advance, there can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali. Additionally, the Company was able to recover its electronic files which were stored on its servers destroyed in the fire from back up files existing at an offsite location. Recovery efforts continue.

By letters dated October 28, 2022, the State of Hawaii Commission on Water Resource Management (“CWRM”)officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company’s use of certain wells that are integral to the Company’s entire operations. The Company has submitted such applications for permits. The permits, when or if granted and subject to various conditions, would preserve the Company’s existing water uses as of August 6, 2022. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s development in substantial and material respects and affect the Company’s operations and finances. Further, in the event permits adequate to the Company’s plans are not received timely or at all, there could be negative impacts on the west Maui real estate market as a whole and on the development and sale of the Company’s lands on the Island of Maui, thereby materially and adversely affecting the Company’s operations, land sales, land values, results, and financial position.

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

The Company’s former Pension Plan (the “Pension Plan”) assets were approximately $19 million at August 30, 2023. On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Pension Plan and terminate the Pension Plan on or about June 1, 2022. Effective February 7, 2022, the fair value hierarchy Level 1 and Level 2 Pension Plan asset investments were reallocated to a money market fund. Benefit accruals were frozen on March 31, 2022. The Company paid lump sum benefits totaling approximately $0.42 million to Pension Plan participants during October 2022, thereby settling all Pension Plan liabilities.

The Company transferred $5 million, which was approximately 25% of the Pension Plan assets to a qualified replacement plan (“QRP”). Such assets are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates of the Company. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. The remaining assets of the terminated Pension Plan of approximately $14.5 million reverted to the Company on September 15, 2023.

The Company is subject to a 20% excise tax of approximately $2.9 million, which was paid in October 2023. The funds free up cash to better prepare the Company for tightening credit markets and are available for, among other things, working capital requirements, including future operating expenses, the Company’s obligations for engineering, planning, regulatory and development costs, drainage and utilities, and potential environmental remediation costs on existing properties.

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Proceeds from land sales and the reversion of the terminated Pension Plan assets are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

 The Company’s operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $30 million and $20 million as of September 30, 2023 and December 31, 2022, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2023 was approximately $12 million and was primarily due to the reversion of the terminated Pension Plan assets to the Company. Net cash flows used in investing activities for the nine months ended September 30, 2023 were approximately $1.5 million and was due to the cost of installation of a sewer line, as well as, costs of project planning and engineering, primarily relating to KCF Mauka and Puukolli Village Mauka.

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with an unrelated third party, closed on the sale of an approximately 14.9 acre parcel in West Maui. The purchase price was $3.3 million, paid in cash at closing. The agreement (as subsequently amended) commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1.1 million to install such sewer line. KLMC has paid $1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Certain other offsite construction has begun at the site. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County of Maui (the “County”) for subdivision approval. The Company has been working with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. At this time, the Company is uncertain whether the fires and resulting devastation may negatively impact the marketability of the lots in the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timeline, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Company is in the planning stages for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. At this time, the Company is uncertain whether the fires and resulting devastation might delay approvals from the County. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company entered into a contract to install a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site (see discussion above).

Comparison of Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

The decrease in investments at September 30, 2023 as compared to December 31, 2022 is primarily due to the remaining assets of the terminated Pension Plan that were reverted to the Company on September 15, 2023.

The increase in accounts payable and accrued expenses at September 30, 2023 as compared to December 31, 2022 and the related increase in excise tax expense for the three and nine months ended September 30, 2023 is primarily due to the excise tax payable related to the terminated Pension Plan that the Company paid in October 2023.

The decrease in deferred income taxes at September 30, 2023 as compared to December 31, 2022 is primarily due to the reversal of the reserve of the Company’s net operating loss carry forward included as a deferred tax asset related to the remaining assets of the terminated Pension Plan that were reverted to the Company.

The decrease in other liabilities at September 30, 2023 as compared to December 31, 2022 is primarily due to the derecognition of a contingent liability related to the D/C bankruptcy case.

The increase in interest and other income for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 is primarily due to market value adjustments related to investments.

The decrease in sales and the related decrease in costs of sales for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily due to the sale of a lot during the first quarter 2022.

The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 is due to the excise tax payable related to the terminated Pension Plan, as well as the derecognition of a contingent liability related to the D/C bankruptcy case during second quarter 2023 offset by the insurance recoveries related to asbestos claims during the first quarter 2022.

See also notes to the condensed consolidated financial statements for additional discussion of items addressing comparability between the three and nine months ended September 30, 2023 and 2022.

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

Certain accounting policies involve significant judgments and estimates by management, and the Company considers these accounting policies to be critical accounting policies. There have been no material changes to the critical accounting polices disclosed in 2022 Form 10-K, except as described in Note 1 to the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company.

 Item 4.  Controls and Procedures

Disclosure controls and procedures. The principal executive officer/principal financial officer of the Company have evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended(the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer/principal financial officer has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2023that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill are located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generates income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, it appears that most of the personal property of the licensees and the coffee mill was severely damaged if not destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and will prevent the Company from processing and selling the current year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the Maui economy and businesses operated on Maui. The Company continues to evaluate the extent of the damage to its property and equipment and has initiated claims with its insurance carriers. Access to the property remains restricted, and such restrictions are expected to continue for the near term. The Company received an initial, unallocated advance payment of $1 million from its insurance carrier. Notwithstanding the advance, there can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali. Additionally, the Company was able to recover its electronic files which were stored on its servers destroyed in the fire from back up files existing at an offsite location. Recovery efforts continue.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	November 14, 2023

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	November 14, 2023