Form 10-K
period 2023-12-31
KAANAPALI LAND LLC
filed 2024-03-27
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer,""smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ X ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   Yes [ ] No [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

As of March 27, 2024, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Documents incorporated by reference: None

Part I

Item 1. Business

Kaanapali Land, LLC ("Kaanapali Land" or the “Company”), a Delaware limited liability company, is the reorganized entity resulting from the Joint Plan of Reorganization of Amfac Hawaii, LLC (now known as KLC Land Company, LLC (“KLC Land”)), certain of its subsidiaries (together with KLC Land, the “KLC Debtors”) and FHT Corporation (“FHTC” and, together with the KLC Debtors, the “Debtors”) under Chapter 11 of the Bankruptcy Code, dated June 11, 2002 (as amended, the “Plan”). The Plan was filed jointly by all Debtors to consolidate each case for joint administration in the Bankruptcy Court in order to (a) permit the petitioners to present a joint reorganization plan that recognized, among other things, the common indebtedness of the debtors (i.e. the Certificate of Land Appreciation Notes (“COLAs”) and Senior Indebtedness (as defined in the Plan)) and (b) facilitate the overall administration of the bankruptcy proceedings. As indicated in the Plan, Kaanapali Land has elected to be taxable as a corporation.

The Plan was confirmed by the Bankruptcy Court by orders dated July 29, 2002 and October 30, 2002 (collectively, the “Order”) and became effective November 13, 2002 (the “Plan Effective Date”). During August 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed.

The Company operates in two primary business segments: (i) Property and (ii) Agriculture. The Company operates through a number of subsidiaries, each of which is owned directly or indirectly by Kaanapali Land.

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

For any property targeted for development, the Company will generally prepare a land plan that is consistent with the findings of the studies and then commence the process of applying for the entitlements necessary to permit the use of the property in accordance with the land plan. The length and difficulty of obtaining the requisite entitlements by government agencies, as well as the cost of complying with any conditions attached to the entitlements, are significant factors in determining the viability of the Company's projects. Applications for entitlements may include, among other things, applications for state land use reclassification, Maui County (the “County”) community plan amendments, changes in zoning, and if applicable, subdivision.

Pioneer Mill Site. The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned primarily industrial. This is the former site of PMCo's sugar mill on Maui and was the site of the coffee mill operation. In addition, portions of this parcel were subject to various short-term license agreements with third parties that generated income for the Company. Plans are in process for future potential development of the site. As discussed below, the site was negatively impacted by the Lahaina wildfire.

Lahaina Wildfire. Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, it appears that most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the current year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the Maui economy and businesses operated on Maui. Clean up of Lahaina, including the Pioneer Mill site, has commenced by U.S. Army Corps of Engineers (“USACE”) contractors. Access to the property remains restricted, and such restrictions are expected to continue while the clean-up of Lahaina town continues, estimated by USACE to be completed in approximately 18 months. The Company has initiated claims with its insurance carriers and in October 2023, the Company received an initial, unallocated advance payment of $1 million from its insurance carrier. Notwithstanding the advance, there can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning stages of relocating its coffee mill to its farm in Kaanapali. Additionally, the Company was able to recover its electronic files which were stored on its servers destroyed in the fire from back up files existing at an offsite location. Recovery efforts continue.

Kaanapali 2020 Development Plan. The Company's developable lands are located on the west side of the Island of Maui in the State of Hawaii. The majority of the developable lands are located near to the Kaanapali resort area. The Kaanapali development lands have been the subject of a community-based planning process that commenced in 1999 for the Kaanapali 2020 Development Plan. The Kaanapali 2020 Development Plan includes a mix of residential (including workforce affordable housing), commercial, quasi-public facilities, recreation, agriculture, rural, and open space. Any development plan for any of the Company's land, including the Kaanapali 2020 Development Plan, will be subject to approval and regulation by various state and County agencies and governing entities, especially insofar as the nature and extent of zoning, and improvements necessary for site infrastructure, building, transportation, water management, environmental and health are concerned. A substantial portion of the Company’s Kaanapali 2020 Development Plan land will require state district boundary amendments and county general plan and community plan amendments, as well as rezoning approvals. In Hawaii, the governmental entities may impose limits or controls on growth in their communities during the review and consideration of the various entitlement processes mainly through restrictive conditions, including limitations on density, impact fees, infrastructure contribution, among others, all of which may materially affect utilization of the land and the costs associated with developing the land. In addition, the County currently requires certain percentages and levels of affordability to be included in proposed residential developments or subdivisions of land, thereby affecting the feasibility of these projects. There can be no assurance that the Company will be successful in obtaining the necessary zoning and related entitlements for development of any currently unentitled Maui lands. At this time, the only Kaanapali 2020 Development Plan land that has sufficient entitlements to commence development is the Puukolii Village Mauka development, as described below.

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

A relatively small portion (approximately 300 acres) of the Kaanapali 2020 Development Planning area owned by the Company, known as Puukolii Village Mauka, comprised of two parcels known as Puukolii Village Mauka and another parcel adjacent to Puukolii Village Mauka, received entitlements in 1993 under the terms of a superseded law that fast tracked entitlements for planned mixed use developments that contained the requisite percentage of affordable housing units. The requirements imposed on the Company relative to these entitlements proved uneconomic and thus the developments were not pursued. The Company proposed revisions to certain entitlement conditions as well as the development agreement with the applicable state agencies and is continuing to plan for the development of the Puukolii Village Mauka area, which will, if ultimately developed, include certain affordable and market housing units, a small commercial area, a school, a park and associated improvements. From 2007 through 2009, the Company received various approvals of its proposed revisions of entitlement conditions and of the development agreement including the addition of the County housing department as a party to the development agreement.

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

During 2012, the County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas. The County recognized the Kaanapali 2020 Development Plan to be within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 Development Plan lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to state land use reclassification of some of the land from agriculture to urban, appropriate designation under the County community plan, and the appropriate County zoning designation included in the Maui County General Plan noting it as an urban growth area. In December 2021, the West Maui Community Plan (“WMCP”),which consists of a vision statement, goals, policies, and actions to guide growth and preservation in West Maui, was updated and became part of the General Plan. The Company is evaluating the effect, if any, the changes to the WMCP will have on its development plans. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies. There are no assurances that the Company can obtain approvals or deviations.

In connection with any successful petition to change any of the various land use classifications (state land use district, county community plan, county zoning) of the Kaanapali 2020 Development Plan, the Company may be required to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee/workforce housing units and to make other concessions, monetary or otherwise. The ability of the Company to perform its development activities may also be adversely affected by restrictions that may be imposed by government agencies and the surrounding communities because of inadequate public facilities, such as roads, water management areas and sewer facilities, and by local opposition to continued growth. The Lahaina wildfires may also cause further delays in the Company’s planned developments. However, as part of the Kaanapali 2020 Development Plan, the Company has included a number of community members and local government officials in the development planning process and has earned significant community support for its preliminary Kaanapali 2020 Development Plan. It also believes that it enjoys general local community support for its new Puukolii Village Mauka concept. The Company hopes that carrying on with this process will continue to generate substantial support from local government and the community for the Company's development plans.

There can be no assurance that all necessary approvals will be obtained, that modifications to those plans will not require additional approvals, or that such additional approvals will be obtained, nor can there be any assurance as to the timing of such events.

In September 2014, KLMC, pursuant to a property and option purchase agreement (“Purchase Agreement”) sold an approximately 14.9 acre parcel in West Maui. The Purchase Agreement (as subsequently amended) commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1.1 million to install the sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. The developer has begun certain other offsite construction has begun at the site. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company continues to work with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval of all phases and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. At this time, the Company is assessing whether the fires and resulting devastation may negatively impact the near term marketability of the lots in the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Company is in the planning stages for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. At this time, the Company is uncertain whether the fires and resulting devastation might delay approvals from the County. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company entered into a contract to install a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site. (See discussion above).

KLMC is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. Approximately 2.4 miles of this two lane state highway have been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, is in the early stage of planning. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1.1 million of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6.7 million toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

These potential commitments have not been reflected in the accompanying consolidated financial statements. While the completion of the Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

Agriculture

Current Operations. Agricultural operations consist primarily of cultivation, milling and sale of coffee. The coffee farming operation includes manpower and equipment required to fertilize, prune and maintain the coffee plantations as well as equipment required to harvest and haul coffee cherry to the Company’s former processing plant (the “Mill”) located on the former sugar mill site in Lahaina, Hawaii. As discussed above, the coffee mill was destroyed in the Lahaina wildfire. The Company is in the planning stages of building a new mill at its farm in Kaanapali, which is not expected to be completed in time for the next coffee harvest. The coffee fields were not destroyed in the fire. The Company also maintains and operates a system of irrigation infrastructure including development tunnels, ditches, tunnels, siphons, flumes and reservoirs required to irrigate the Company’s agricultural operations and future planned developments with non-potable water.

The Company sells milled green coffee under the brand name Mauigrown Coffee mainly to interisland Hawaii customers, generally roasters who have retail coffee shops, and also sell to grocery stores and online. Based on availability, green coffee is also shipped and sold to mainland and international customers, including roasters, dealers, and traders. Portions of the coffee farms are operated as part of the 336-acre Kaanapali Coffee Farms agricultural subdivision, in which a portion of each lot owned by the lot owner is used for their single-family dwelling, while the remainder of the lot containing coffee trees is farmed by the Company. The Company has entered into certain agreements with the Kaanapali Coffee Farms Lot Owners Association in this regard. The planned 295-acre, second phase of KCF Mauka will be within the coffee farming area as well. The Company continues to plant additional acreage of coffee on its agricultural land not currently included in the developable lands of Kaanapali 2020 Development Plan.

Coffee production and yields are subject to many factors, particularity weather related factors, including rainfall and the availability of sufficient irrigation water flowing through its irrigation system. Yields may be reduced in years of drought when irrigation water and rainfall is insufficient. Reference is made to Item 1A. Risk Factors for risks relating to agriculture. The Company purchases crop insurance annually which reduces certain coffee crop production risks. The Company received crop insurance proceeds in 2023 related to losses sustained to the 2022 coffee crop due to an insured event. Additionally, acreage under production is reduced annually by required tree pruning of approximately one quarter to one third of total coffee acreage in production.

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

For a description of financial information by segment, please read Note 8 to the attached consolidated financial statements included in Item 8, which information is incorporated herein by reference.

Employees

At March 1, 2024, Kaanapali Land and its subsidiaries employed a total of 23 employees. Certain corporate services are provided by Pacific Trail Holdings, LLC (“Pacific Trail”) and its affiliates. Pacific Trail owns in excess of 80% of the Common Shares of Kaanapali Land. Kaanapali Land reimburses Pacific Trail and its affiliates for these services and related overhead at cost.

Trademarks and Service Marks

The Company maintains a variety of trademarks and service marks that support each of its business segments. These marks are filed in various jurisdictions, including the United States Patent and Trademark Office, the State of Hawaii Department of Commerce and Consumer Affairs and foreign trademark offices. The trademarks and service marks protect, among other things, the use of the term "Kaanapali" and related names in connection with the developments in the vicinity of the Kaanapali Resort area on Maui and the various trade names and service marks obtained in connection with the Company's coffee operations. Certain trademarks, trade names and service marks have also been registered in connection with the Kaanapali Coffee Farms development. Also protected are certain designs and logos associated with the names protected. Certain marks owned by the Company have been licensed to third parties, however, the income there from is not material to the Company's financial results. To the extent deemed advantageous in connection with the Company's ongoing businesses, to satisfy contractual commitments with respect to certain marks or where the Company believes that there are future licensing opportunities with respect to specific marks, the Company intends to maintain such marks to the extent necessary to protect their use relative thereto. The Company also intends to develop and protect appropriate marks in connection with its future land development and agricultural activities.

Market Conditions and Competition

There are a number of factors that historically have negatively impacted Kaanapali Land's property activities, including market conditions, the difficulty in obtaining regulatory approvals, the high cost of required infrastructure and the Company's ability to maintain operating surplus in its other business segment. In addition, the Lahaina wildfire could eventually cause a weakening of the west Maui real estate market, which could negatively ipact the Company. As a result, the planned use of many of the Company's land holdings and the ability to generate cash flow from these land holdings have become long-term in nature, and the Company has found it necessary to sell certain parcels in order to raise cash rather than realize their full economic potential through the entitlement process.

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

By letters dated October 28, 2022, the State of Hawaii Commission on Water Resource Management (“CWRM”) officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company's use of certain wells that are integral to the Company's entire operations. The Company has submitted such applications for permits. The permits, when or if granted and subject to various conditions, would preserve the Company's existing water uses as of August 6, 2022. The Company has submitted such applications for permits. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s development in substantial and material respects and affect the Company’s operations and finances. Further, in the event permits adequate to the Company's plans are not received timely or at all, there could be negative impacts on the west Maui real estate market as a whole and the development and sale of the Company's lands on the Island of Maui, thereby materially and adversely affecting the Company's operations, land sales, land values, results, and financial position.

By letter dated March 13, 2023, CWRM provided the Company a notice of alleged water violation covering the metering and monitoring of certain designated areas with the Honokowai aquifer and hydrologic unit, as well as certain waste conditions CWRM allegedly observed on prior investigations of those certain areas. The Company has engaged with CWRM to address the alleged violations and to seek clarification of the issues. While the Company does not believe that such issues, when and if addressed by the Company, will prove material in cost, there are no assurances of same.

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

Environmental Matters

The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, the destruction that occurred at the Pioneer Mill Site as a result of the Lahaina wildfire, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to substances including asbestos related liabilities. Regarding asbestos related liabilities, Kaanapali Land, as successor to other entities and D/C Distribution Corporation (“D/C”) have been named as defendants in personal injury actions allegedly based on exposure to asbestos. Those laws and regulations often impose liability without regard to fault. With regard to other environmental matters as generally described in the risk factors set forth below, no assurance can be given that those matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Reference is made to Item 1A. Risk Factors and Note 7 of the consolidated financial statements included in Item 8 for a description of certain legal proceedings related to environmental conditions.

Item 1A. Risk Factors

The Company faces numerous risks and uncertainties, including those set forth below. The risks described below are not the only risks that the Company faces. New risk factors emerge from time to time and it is not possible to predict all such risk factors. Risk factors include a number of factors that could negatively impact Kaanapali Land's property activities. Any of the risks described below and potential new risks not yet identified may have a material adverse effect on the Company's business, consolidated financial position or results of operations.

Reference is made to Item 1. Business and Item 3. Legal Proceedings for further discussion of some of the risk factors facing Kaanapali Land, LLC.

Risks Related to Hawaiian Real Estate and Development Markets

The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Village Mauka), as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or declines on asset values or pace of sales of properties or disruptions and delays in the supply of construction material or changes in costs of construction or development; increased and continuing government mandates; adverse changes in Hawaiian economic conditions, such as increased costs resulting from continuing high rates of inflation, and availability of labor, increased costs of marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as geopolitical events in Europe, the Middle East, Asia, and Russia’s invasion of Ukraine, additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; substantial increase in cost of travel to Hawaii due to the increase in fuel costs or other events in the airline industry that could lessen travel and tourism in Hawaii; the spread of contagious viruses or diseases that could negatively impact commerce generally and travel to Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; increase in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including wildfires, earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

During 2012, the County updated its General Plan which projects general growth of the County over the next few decades. This update included a new component with maps which show directed growth areas. The County recognized the Kaanapali 2020 Development Plan to be within the urban growth limits identified in these directed growth maps. Development of the Kaanapali 2020 lands in accordance with the Kaanapali 2020 Development Plan will require, in addition to state land use reclassification of some of the land from agriculture to urban, appropriate designation under the County community plan, and the appropriate County zoning designation included in the Maui County General Plan noting it as an urban growth area. In December 2021, the WMCP was updated and became part of the General Plan. The Company is evaluating the effect, if any, the changes to the WMCP will have on its development plans. Obtaining any and all of these approvals can involve a substantial amount of time and expense, and approvals may need to be resubmitted if there is any subsequent, material deviation in current approved plans or significant objections by the responsible government agencies. There are no assurances that the Company can obtain approvals or deviations.

By letters dated October 28, 2022, CWRM officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company's use of certain wells that are integral to the Company's entire operations. The Company has submitted such applications for permits. The permits, when or if granted and subject to various conditions, would preserve the Company's existing water uses as of August 6, 2022. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s development in substantial and material respects and affect the Company’s operations and finances. Further, in the event permits adequate to the Company's plans are not received timely or at all, there could be negative impacts on the west Maui real estate market as a whole and the development and sale of the Company's lands on the Island of Maui, thereby materially and adversely affecting the Company's operations, land sales, land values, results, and financial position.

By letter dated March 13, 2023, CWRM provided the Company a notice of alleged water violation covering the metering and monitoring of certain designated areas with the Honokowai aquifer and hydrologic unit, as well as certain waste conditions CWRM allegedly observed on prior investigations of those certain areas. The Company has engaged with CWRM to address the alleged violations and to seek clarification of the issues. While the Company does not believe that such issues, when and if addressed by the Company will prove material in cost, there are no assurances of same.

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

Additional increases in interest rates or downturn in the international, national or Hawaiian economy could affect the value of Company's properties and its profitability and sales. A downturn of the economy could have a profound negative effect on the Hawaiian real estate market. However, the Kaanapali resort area has historically enjoyed a significant mainland tourist market in the United States and Canada. A weakening of the Maui real estate market has in the past negatively impacted, and would in the future negatively impact the Company.

The Company's real estate activities may be adversely affected by possible changes in tax laws, including changes which may have an adverse effect on resort and residential real estate development. High rates of inflation adversely affect real estate development generally because of their impact on interest rates. High interest rates not only increase the cost of borrowed funds to the Company, but also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. However, high rates of inflation may permit the Company to increase the prices that it charges in connection with land sales, subject to a slowdown in sales and increase in home construction costs and to general economic conditions affecting the real estate industry and local market factors. There can be no assurance that Hawaiian real estate values will rise, or that, if such values do rise, the Company's properties will benefit.

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

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill Site. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the current year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the Maui economy and businesses operated on Maui. Clean up of Lahaina, including the Pioneer Mill site, has commenced by U.S. Army Corps of Engineers (“USACE”) contractors. Access to the property remains restricted, and such restrictions are expected to continue while the clean-up of Lahaina town continues, estimated by USACE to be completed in approximately 18 months. The Company has initiated claims with its insurance carriers and in October 2023, the Company received an initial, unallocated advance payment of $1 million from its insurance carrier. Notwithstanding the advance, there can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning stages of relocating its coffee mill to its farm in Kaanapali. Additionally, the Company was able to recover its electronic files which were stored on its servers destroyed in the fire from back up files existing at an offsite location. Recovery efforts continue.

In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, as described in Note 7 to the consolidated financial statements included in Item 8, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in April 2022. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating important plans to address emergency events and basic operations and maintenance. Remediation of all cited deficiencies could result in significant and costly improvements which may be material to the Company.

The DLNR categorizes the reservoirs as "high hazard" under State of Hawaii Administrative Rules and State Statutes concerning dam and reservoir safety. This classification, which bears upon government oversight and reporting requirements, may increase the cost of managing and maintaining these reservoirs in a material manner.

Risks Relating to Agriculture

The Company remains engaged in farming, harvesting, and milling operations relating to coffee orchards. The Company incurs significant risks relating to the cost of growing and maintaining the coffee trees and producing and selling the coffee. As discussed above, the coffee mill was destroyed in the Lahaina wildfire. The Company is in planning stages of building a new mill at its farm in Kaanapali, which is not expected to be completed in time for the next coffee harvest. The coffee fields were not damaged in the fire. The Company is experiencing rising costs in its farming operations as a result of certain supply chain disruptions, local labor shortages and the recent rise in inflation. Such cost increases may negatively impact the Company’s results of operations in the future and may cause disruptions in the Company’s development plans. The Company also incurs the risk that coffee farming could be materially affected because of the adverse effects on coffee yields caused by coffee berry borer (“CBB”), coffee leaf rust (“CLR”) or through regulatory risk, as described below. The Company relies on water sourced from its irrigation systems, which divert water from streams and development tunnels into a network of ditches, tunnels, flumes, siphons and reservoirs. In the event CWRM or any other regulatory body limits the Company’s ability to divert stream waters to its irrigation systems, the result could have a negative impact on the Company’s ability to continue with its agricultural operations and development plans.

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

In October 2020, agriculture officials with HDOA confirmed the presence of CLR on Maui. HDOA also confirmed the presence of CLR on the island of Hawaii in November 2020. The Company found evidence of CLR on its farm in January 2021, which was subsequently confirmed by HDOA. CLR is one of the most devastating diseases of coffee plants. It is established in all of the other major coffee-growing areas of the world but had not previously been found in Hawaii. The HDOA has since discovered CLR in all of the coffee-growing regions of Hawaii.

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

Adverse macroeconomic conditions continue to cause economic uncertainty and market volatility. Continued high levels of inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, ongoing challenges in the supply chain and other adverse macroeconomic conditions, may continue. Such uncertainty and risk may negatively impact the Company’s performance and financial results, including any potential negative impact on the values of its property holdings on Maui and future planned development and sales of parcels of such development, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

Various factors impact the desire of people to travel, particularly by air. Discretionary income and unemployment throughout the world also impact travel to Hawaii and the market for real estate. Thus, Hawaii is subject to higher risks than other portions of the United States due to its disproportionate reliance on air travel and tourism. The visitor industry is Hawaii's most important source of economic activity, accounting for a significant portion of Gross State Product. For example, the outbreak of the COVID-19 coronavirus materially impacted and limited the travel and tourism industry and a similar event could again trigger a prolonged adverse effect on such economic activity.

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

Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) are allegedly based on its prior business operations in Hawaii and cases against D/C were allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Certain asbestos-related proofs of claims in the bankruptcy case have been withdrawn in connection with closing the bankruptcy. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases had a material adverse effect on the financial condition of D/C as it was forced to file a voluntary petition for liquidation. Such bankruptcy case was closed on June 14, 2023. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard. Reference is made to Note 7 to the Company’s consolidated financial statements included in Item 8 for additional discussion.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company utilizes an affiliated company of Pacific Trail (“IT Provider”), which is a provider of financial services to numerous affiliates of Pacific Trail, which operate in the real estate and financial services industries for its accounting, accounts payable, treasury and related Information Technology (“IT”) and data processing functions. The Company’s financial systems and related controls, procedures, risk management, and including IT systems is integrated with that of the affiliated companies (together the “Affiliated Group”).

Cybersecurity and cybersecurity risk management are important aspects of operations and a focus area for the Affiliated Group. Cybersecurity risks are evaluated on an ongoing basis by the Affiliated Group and its IT Provider, both internally and with the assistance of external firms.

The Company engages a national technology firm in an effort to maintain and continually update its cybersecurity posture and keep current with evolving cybersecurity risks. The IT Provider’s cybersecurity program is examined on a regular basis, and new procedures and tools are adopted on an ongoing basis to address the changing cybersecurity landscape. The IT Provider’s technology team tests the effectiveness of its tools with periodic exercises, including Penetration (PEN) tests. Risk is assessed to identify and manage risks that could affect its ability to provide reliable processing to the Affiliated Group. This process requires IT Provider to identify significant risks based upon the following: (a) management’s internal knowledge of and perceived risks to the IT environment, (b) significant changes to the internal and the third-party vendor IT environments, (c) input received annually from its consultants and external auditors based on its auditor’s review of the IT operating environment, (d) management’s review of Service Organization Controls (SOC) reports received from vendors housing critical applications, (e) regulatory requirements or operating standards that may directly impact the IT environment, and (f) identification of threats and the evaluation of the probability and likelihood of threats. For any significant risks identified, IT Provider’s management is responsible for implementing appropriate measures to monitor and manage these risks, including implementing or revising control procedures, conducting specific consulting projects, and updating systems and processes to ensure compliance,.

As many security threats involve email and social engineering, the IT Provider has a multifaceted security training program for Affiliated Group employees. Cybersecurity training classes are administered at least annually. Testing and assessment of employees’ ability to thwart attacks are performed throughout the year, with training being targeted at areas of users’ weakness.

The Company does not believe that any risks from cybersecurity threats to date, including as a result of any previous cybersecurity incidents of which the Company is aware, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial conditions, however, there can be no assurance in that regard.

The management of IT Provider is responsible for directing and controlling operations and for establishing, communicating, and monitoring policies and procedures. The key members of management are the President, (who has over 20 years’ experience in his current position) and is responsible for overseeing delivery of the services, and the Chief Information Officer (“CIO”) (who has over 10 years’ experience in his current position) and is responsible for overseeing the IT environment that supports the services. Importance is placed on maintaining sound internal controls and promoting integrity and the ethical values of the Affiliated Group in all personnel. Organizational values and behavioral standards are communicated to all personnel through policy statements and the Employee Handbook. Additionally, the President and CIO are in daily contact with personnel at all levels and reinforce the Affiliated Group’s policies, procedures, and organizational values.

The IT Provider reports to the President and upper level management of the Affiliated Group as part of the risk management process in which IT Provider management identifies significant risks through discussions with Affiliated Group management and develops responses and mitigating actions to address such risks.

Item 2. Properties

Land Holdings

The major real properties owned by the Company are described under Item 1. Business.

Item 3. Legal Proceedings

The information set forth under the “Commitments and Contingencies” section in Note 7 to the consolidated financial statements, included in Part II, Item 8 of this report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

               and Issuer Purchases of Equity Securities

As of March 1, 2024, there were approximately 628 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's shares. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of shares in the Company will not receive direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends were paid by the Company in 2023 and the Company does not anticipate making any distributions for the foreseeable future.

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

In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, natural events, including the Lahaina wildfire discussed below, the effect of geopolitical, economic and market conditions in Hawaii and globally, including continued increases in the rate of inflation, changes to fiscal and monetary policy, heightened interest rates and currency fluctuations, pressure on the global banking system, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, and actual versus projected timing of events all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Lahaina Wildfire

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill Site. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, it appears that most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the current year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the Maui economy and businesses operated on Maui. Clean up of Lahaina, including the Pioneer Mill Site, has commenced by USACE contractors. Access to the property remains restricted, and such restrictions are expected to continue while the clean-up of Lahaina town continues, estimated by USACE to be completed in approximately 18 months. The Company has initiated claims with its insurance carriers and in October 2023, the Company received an initial, unallocated advance payment of $1 million from its insurance carrier. Notwithstanding the advance, there can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning stages of relocating its coffee mill to its farm in Kaanapali. Additionally, the Company was able to recover its electronic files which were stored on its servers destroyed in the fire from back up files existing at an offsite location. Recovery efforts continue.

Liquidity and Capital Resources

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70 million dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2023 and 2022 of approximately $91 million and $90 million, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

In addition to such Secured Promissory Note, certain other subsidiaries of Kaanapali Land continue to be liable to Kaanapali Land under certain guarantees (the "Guarantees") that they had previously provided to support certain Senior Indebtedness (as defined in the Plan) and the Certificate of Land Appreciation Notes ("COLA Notes") formerly issued by Amfac/JMB Hawaii, Inc. (as predecessor to KLC Land). Although such Senior Indebtedness and COLA Notes were discharged under the Plan, the Guarantees of the Non-Debtor KLC Subsidiaries were not. Thus, to the extent that the holders of the Senior Indebtedness and COLA Notes did not receive payment on the outstanding balance thereof from distributions made under the Plan, the remaining amounts due there under remain obligations of the Non-Debtor KLC Subsidiaries under the Guarantees. Under the Plan, the obligations of the Non-Debtor KLC Subsidiaries under such Guarantees were assigned by the holders of the Senior Indebtedness and COLA Notes to Kaanapali Land on the Plan Effective Date. Kaanapali Land has notified each of the Non-Debtor KLC Subsidiaries that are liable under such Guarantees that their respective guarantee obligations are due and owing and that Kaanapali Land reserves all of its rights and remedies in such regard. Given the financial condition of such Non-Debtor Subsidiaries, however, it is unlikely that Kaanapali Land will realize payments on such Guarantees that are more than a small percentage of the total amounts outstanding there under or that in the aggregate will generate any material proceeds to the Company. These Guarantee obligations have been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land, which is now the sole obligee there under.

Those persons and entities that were not affiliated with a predecessor of the Company and were holders of COLAs on the date that the Plan was confirmed by the Bankruptcy Court, and their successors in interest, represent approximately 9.0% of the ownership of the Company.

The Company had cash and cash equivalents of approximately $26 million as of December 31, 2023, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Reference is made to Item 1 - Business, Note 7 to the consolidated financial statements and other footnotes to the consolidated financial statements included in Item 8. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

In September 2014, KLMC sold an approximate 14.9 acre parcel in West Maui. The Purchase Agreement commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the offsite road, sewer and or electrical improvements, in which case, the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to the sewer line improvement, KLMC has entered into a contract for $1.1 million to install the sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. The development has begun certain other offsite construction has begun at the site. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

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

The Company is in the planning stages for the development of a 295-acre parcel in KCF Mauka. The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company has been working with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval of all phases and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. At this time, the Company is assessing whether the fires and resulting devastation may negatively impact the marketability of the lots in the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

By letters dated October 28, 2022, CWRM officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company's use of certain wells that are integral to the Company's entire operations. The Company has submitted such applications for permits. The permits, when or if granted and subject to various conditions, would preserve the Company's existing water uses as of August 6, 2022. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s development in substantial and material respects and affect the Company’s operations and finances. Further, in the event permits adequate to the Company's plans are not received timely or at all, there could be negative impacts on the west Maui real estate market as a whole and the development and sale of the Company's lands on the Island of Maui, thereby materially and adversely affecting the Company's operations, land sales, land values, results, and financial position.

By letter dated March 13, 2023, CWRM provided the Company a notice of alleged water violation covering the metering and monitoring of certain designated areas with the Honokowai aquifer and hydrologic unit, as well as certain waste conditions CWRM allegedly observed on prior investigations of those certain areas. The Company has engaged with CWRM to address the alledged violations and to seek clarification of the issues while the Company does not believe that such issues, when and if addressed by the Company will prove material in cost, there are no assurances of same.

On January 15, 2022, Pacific Trail Holdings LLC, the manager of the Company, adopted a plan to freeze the benefit accruals under and close participation in the Company’s former Pension Plan (the “Pension Plan”) and terminated the Pension Plan on or about June 1, 2022. The Company paid lump sum benefits totaling approximately $0.42 million to Pension Plan participants during October 2022, thereby settling all Pension Plan liabilities.

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

The Company was subject to a 20% excise tax of approximately $2.9 million, which was paid in October 2023. The funds freed up cash to better prepare the Company for tightening credit markets and are available for, among other things, working capital requirements, including future operating expenses, the Company’s obligations for engineering, planning, regulatory and development costs, drainage and utilities, and potential environmental remediation costs on existing properties.

Although the Company believes that it has sufficient liquidity to fund its operations and capital needs over the next 12 months and beyond, should the Company be unable to satisfy its liquidity requirements from its existing resources and future property sales, it will likely pursue alternate financing arrangements. However it cannot be determined at this time what, if any, financing alternatives may be available and at what cost.

Results of Operations

Reference is made to the footnotes to the financial statements included in Item 8, for additional discussion of items addressing comparability between years.

2023 Compared to 2022

The decrease in investments at December 31, 2023 as compared to December 31, 2022 is primarily due to the remaining assets of the terminated Pension Plan that were reverted to the Company on September 15, 2023.

The increase in pension plan investments at December 31, 2023 as compared to December 31, 2022 is due to terminated Pension Plan assets of $5 million transferred to a qualified replacement plan pending allocation to plan participants.

The decrease in deferred income taxes at December 31, 2023 as compared to December 31, 2022 is primarily due to the reversal of the reserve of the Company’s net operating loss carry forward included as a deferred tax asset related to the remaining assets of the terminated Pension Plan that were reverted to the Company.

The decrease in other liabilities at December 31, 2023 as compared to December 31, 2022 is primarily due to the derecognition of a contingent liability related to the D/C bankruptcy case.

The decrease in sales and the related decrease in costs of sales for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily due to the sale of a lot for $5 million during the first quarter 2022, as well as, the reduction of coffee sales as a result of the Lahaina wildfire.

The increase in interest and other income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily due to an increase in cash available for investment and market value adjustments related to investments.

The decrease in selling, general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily due to the derecognition of a contingent liability related to the D/C bankruptcy case during second quarter 2023.

The increase in excise tax expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is due to the excise tax that was paid in October 2023 related to the terminated Pension Plan.

2022 Compared to 2021

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

Prior to the termination of the Pension Plan and settlement of the Pension Plan benefit obligations, pension assumptions were significant inputs to the actuarial models that measured pension benefit obligations and related effects on operations. Two assumptions - discount rate and expected return on assets –were important elements of plan expense and asset/liability measurement. The Company evaluated these critical assumptions at least annually. The Company periodically evaluated other assumptions involving demographic factors such as mortality, and updated the assumptions to reflect experience and expectations for the future. Such assumptions required significant judgment by the Company and its actuaries and therefore actual results in any given year may have differed from actuarial assumptions because of economic and other factors. Reference is made to Note 4 to the consolidated financial statements included in Item 8 for further discussion.

Deferred income taxes are accounted for in accordance with FASB ASC Topic 740 – Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized. The Company has a deferred tax asset related to federal net operating losses (NOLs) of $7,700, of which $4,063 has been subject to a valuation allowance. Such allowance is subject to assumptions and judgment. If the Company generates taxable income in future years and the Company determines that the valuation allowance is no longer required, the tax benefit for the remaining deferred tax asset will be recognized at that time. Reference is made to Note 5 to the consolidated financial statements included in Item 8 for further discussion.

Material legal proceedings of the Company include Kaanapali Land, as successor by merger to other entities, and D/C having been named as defendants in personal injury actions allegedly based on exposure to asbestos. Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Predicting the outcome of such claims and estimating the costs and exposure requires the Company to make estimates, assumptions, and judgments that could result in actual costs to be materially different from such estimates. Reference is made to Note 7 to the consolidated financial statements included in Item 8 for further discussion.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)

Consolidated Balance Sheets, December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023,

    2022 and 2021

Consolidated Statements of Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

Schedules not filed:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Stockholders

Kaanapali Land, LLC

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kaanapali Land, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Land

At December 31, 2023, the Company’s Land balance, included within Property, net, totaled $59.9 million. During 2023, the Company did not recognize impairment relating to Land. As described further in Note 1 to the consolidated financial statements, the Company reviews its Property for impairment of value if events or circumstances indicate that the carrying amount of its Property may not be recoverable. As a result of the August 2023 wildfires in the historic Lahaina town in Maui, the Company performed an impairment evaluation of Land to determine if provisions for impairment losses should be recognized.

The principal considerations for our determination that the impairment of Land is a critical audit matter is that it involves a high degree of subjectivity in evaluating management’s judgments not only regarding impairment triggers but also regarding estimates and assumptions utilized in its assessment of fair value.

Our audit procedures related to the evaluation of impairment of Land included the following, among others.

•	We obtained an understanding and evaluated the design and implementation of relevant controls over the evaluation of potential impairments of Land
•	We evaluated the appropriateness of management’s qualitative impairment indicator analysis, including triggering factors.
•	We evaluated the level of knowledge, skill, and ability of management’s specialists and their relationship to the Company. With the assistance of internal valuation specialists, we evaluated the reasonableness of the methods and significant inputs and assumptions used in the fair value analyses of Land, which included the assessing reasonableness of sale comparison approach and adequacy of comparable properties used in the analyses. We evaluated these inputs and assumptions by reviewing supporting data provided by management’s specialists and comparing them to observable market data.

/s/GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas

March 27, 2024

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2023 and 2022

(Dollars in Thousands, except share data)

	2023	2022
Assets

Cash and cash equivalents	$26,260	$19,815
Property, net	60,200	58,988
Investments	--	19,115
Retirement plan investments	5,067	--
Other assets	1,492	596
Total assets	$93,019	$98,514

Liabilities

Accounts payable and accrued expenses	$346	$643
Deposits and deferred gains	1,433	1,371
Deferred income taxes	5,979	9,322
Other liabilities	1,550	7,174

Total liabilities	9,308	18,510

Commitments and contingencies (Note 7)

Equity

Common equity, at 12/31/2023 and 12/31/2022 Shares authorized – unlimited, Class C shares 52,000; Common shares issued and outstanding 1,792,613 at 12/31/2023 and 12/31/2022, Class C shares issued and outstanding 52,000 in 12/31/2023 and 12/31/2022	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	78,240	74,533

Total shareholders’ equity	83,711	80,004

Total liabilities and shareholders’ equity	$93,019	$98,514

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2023, 2022 and 2021

(Dollars in Thousands except Per Share Amounts)

	2023	2022	2021
Revenues:
Sales	$2,990	$9,063	$4,576
Interest and other income	1,726	161	177
Crop insurance proceeds	538	--	--
	5,254	9,224	4,753

Cost and expenses:
Cost of sales	2,858	6,840	5,217
Selling, general and administrative	(804)	1,626	(777)
Excise tax expense	2,952	--	--
Depreciation and amortization	198	243	269
	5,204	8,709	4,709

Operating income before other income and income taxes	50	515	44

Other income:
Casualty loss insurance proceeds	314	--	--
Settlement gain on pension plan assets (before taxes)	--	2,479	--
	314	2,479	--

Income before income taxes	364	2,994	44
Income tax benefit (expense)	3,343	(202)	(350)

Net income (loss)	3,707	2,792	(306)

Less: Net loss attributable to non-controlling interests	--	(58)	(551)

Net income attributable to shareholders	$3,707	$2,850	$245

Net income per share – basic and diluted	$2.01	$1.55	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2023, 2022 and 2021

(Dollars in Thousands)

	2023	2022	2021

Net income	$3,707	$2,792	$(306)

Other comprehensive income (loss):
Net realized gains on pension plan assets	--	(3,106)	1,827

Income tax expense related to items of other comprehensive income	--	808	(475)

Other comprehensive income (loss), net of tax	--	(2,298)	1,352

Comprehensive income (loss)	--	494	1,046

Comprehensive loss attributable to non-controlling interests	--	(58)	(551)

Comprehensive income attributable to shareholders	$3,707	$552	$1,597

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2023, 2022 and 2021

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Accumu- lated Other Compre- hensive Income/ (Loss)	Total Stock- holders’ Equity	Non Controlling Interests	Total Equity
Balance December 31, 2020	--	$5,471	$71,440	$946	$77,857	$662	$78,519

Effect of consolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	13	--	13	631	644

Other comprehensive income, net of tax	--	--	--	1,352	1,352	--	1,352

Net income (loss)	--	--	245	--	245	(551)	(306)

Balance December 31, 2021	--	5,471	71,698	2,298	79,467	742	80,209

Effect of deconsolidat- ing Kaanapali Coffee Farms Lot Owners’ Association	--	--	(15)	--	(15)	(684)	(699)

Other comprehensive loss, net of tax	--	--	--	(2,298)	(2,298)	--	(2,298)

Net income (loss)	--	--	2,850	--	2,850	(58)	2,792

Balance December 31 2022	--	5,471	74,533	--	80,004	--	80,004

Net income	--	--	3,707	--	3,707	--	3,707

Balance December 31, 2023	$--	$5,471	$78,240	$--	$83,711	$--	$83,711

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2023, 2022 and 2021

(Dollars in Thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$3,707	$2,792	$(306)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from property sales	--	4,750	1,040
Gain on property sales	--	(1,705)	(303)
Net periodic pension cost (credit)	--	(2,275)	(588)
Depreciation and amortization	198	243	269
Deferred income taxes	(3,343)	202	350
Effect of deconsolidating the Kaanapali Coffee Farms Lot Owners’ Association	--	93	--
Changes in operating assets and liabilities:
Investments	19,115	--	--
Retirement plan investments	(5,067)	--	--
Other assets	(598)	6,727	(3,982)
Accounts payable, accrued expenses, deposits, deferred gains and other	(5,859)	(7,872)	2,532
Net cash provided by (used in) operating activities	8,153	2,955	(988)

Cash flows from investing activities:
Property additions	(1,823)	(332)	(436)
Receivable due to sewer line installation	(885)	--	--
Proceeds from casualty loss insurance	1,000	--	--
Relinquishment of property as a result of deconsolidating the Kaanapali Coffee Farms Lot Owners’ Association	--	147	--
Relinquishment of cash as a result of deconsolidating the Kaanapali Coffee Farms Lot Owners’ Association	--	(1,177)	--
Net cash used in investing activities	(1,708)	(1,362)	(436)

Cash flows from financing activities:
Contributions	--	385	644
Net cash provided by financing activities	--	385	644

Net increase (decrease) in cash and cash equivalents	6,445	1,978	(780)

Cash and cash equivalents at beginning of year	19,815	17,837	18,617

Cash and cash equivalents at end of year	$26,260	$19,815	$17,837

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Notes to Consolidated Financial Statements

(Dollars in Thousands)

(1) Summary of Significant Accounting Policies

Organization and Basis of Accounting

Kaanapali Land, LLC ("Kaanapali Land"), a Delaware limited liability company is the reorganized entity resulting from the Joint Plan of Reorganization of Amfac Hawaii, LLC (now known as KLC Land Company, LLC ("KLC Land")), certain of its subsidiaries (together with KLC Land, the "KLC Debtors") and FHT Corporation ("FHTC" and, together with the KLC Debtors, the "Debtors") under Chapter 11 of the Bankruptcy Code, dated June 11, 2002 (as amended, the "Plan"). The Plan was filed jointly by all Debtors to consolidate each case for joint administration in the Bankruptcy Court in order to (a) permit the petitioners to present a joint reorganization plan that recognized, among other things, the common indebtedness of the debtors (i.e. the Certificate of Land Appreciation Notes ("COLAs") and Senior Indebtedness (as defined in the Plan)) and (b) facilitate the overall administration of the bankruptcy proceedings. As indicated in the Plan, Kaanapali Land has elected to be taxable as a corporation.

The Plan was confirmed by the Bankruptcy Court by orders dated July 29, 2002 and October 30, 2002 (collectively, the "Order") and became effective November 13, 2002 (the "Plan Effective Date"). During August 2005, pursuant to a motion for entry of final decree, the bankruptcy cases were closed.

There are 1,792,613 Common Shares and 52,000 Class C Shares issued, all of which are outstanding at December 31, 2023.

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

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of December 31, 2023 is a money market fund for $23,750 that is considered to be a fair value hierarchy Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Subsequent Events

The Company has performed an evaluation of subsequent events from the date of the financial statements included in this annual report through the date of its filing with the Securities and Exchange Commission. For further information on the Company’s subsequent events See Note 10.

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

The Company’s revenues that were subject to revenue recognition standards for the years ended December 31, 2023, 2022 and 2021, were as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Sales of real estate	$0	$4,750	$1,040
Coffee and other sales	2,283	2,909	2,557
Total	$2,283	$7,659	$3,597

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $707, $1,101 and $835, respectively, of lease income, substantially comprised of non-variable lease payments. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $106, $75 and $57, respectively, of lease expense, substantially comprised of non-variable lease payments. The majority of the Company’s leases to tenants were terminated due to the Lahaina wildfire.

Recently Issued Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848". The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this Update are effective for all entities upon issuance of this Update. The adoption of ASU No. 2022-06 did not have a material impact on the Company’s consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06 (“ASU 2023-06”), Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. Early adoption is prohibited. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no significant impact is anticipated.

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no significant impact is anticipated.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no significant impact is anticipated.

Land Development

During the first quarter of 2006, the Company received final subdivision approval on an approximate 336 acre parcel in the region "mauka" (toward the mountains) from the main highway serving the area. This project, called Kaanapali Coffee Farms, originally consisted of 51 agricultural lots, offered to individual buyers. During the second quarter of 2021, the Company converted an approximate 55 acre cultural resources lot to an agricultural lot. The Company closed on the sale of this lot on March 22, 2022. The purchase price was $5,000, paid in cash at closing. The Company has sold all lots at Kaanapali Coffee Farms.

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with an unrelated third party, sold an approximately 14.9 acre parcel in West Maui. The Purchase Agreement (as subsequently amended) commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1,070 to install the sewer line. KLMC has paid $1,068 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. The developer has begun certain other off-site construction at the site. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

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

	2023	2022
Property, net:
Land	$59,874	$58,381
Buildings	958	1,234
Machinery and equipment	4,330	5,239
	65,162	64,854
Accumulated depreciation	(4,962)	(5,866)

Property, net	$60,200	$58,988

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

Inventory of land held for sale, if any, is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (Level 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company’s land development program, as well as, farming bananas, citrus and other farm products, and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis prior to the Lahaina wildfire.

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill Site. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which is leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, it appears that most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the current year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the Maui economy and businesses operated on Maui. Clean up of Lahaina, including the Pioneer Mill Site, has commenced by U.S. Army Corps of Engineers (“USACE”) contractors. Access to the property remains restricted, and such restrictions are expected to continue while the clean-up of Lahaina town continues, estimated by USACE to be completed in approximately 18 months. The Company has initiated claims with its insurance carriers and in October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. Notwithstanding the advance, there can be no assurance that the Company’s insurance coverage will fully compensate the Company for its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees. The Company could experience losses in excess of our insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning stages of relocating its coffee mill to its farm in Kaanapali. Additionally, the Company was able to recover its electronic files which were stored on its servers destroyed in the fire from back up files existing at an offsite location. Recovery efforts continue.

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

As a result of the fires, the Company performed an impairment evaluation of its asset groups to determine if provisions for impairment losses should be recognized. The Company concluded a provision for impairment should not be recognized for the current period. The Company will continue to monitor and evaluate the indicators for evidence of impairment in future periods. There can be no assurance that future impairment testing will not indicate that impairment has occurred and that a provision for impairment will be required.

While most of the personal property destroyed in the fire was fully depreciated the Company wrote off the net carrying value of destroyed property and equipment totaling approximately $413, which was offset against a portion of the insurance advance included in other liabilities on the Company’s consolidated financial statements at December 31, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Short-Term Investments

It is the Company's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held to maturity, as the Company has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value.

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Mortgage Note Payable

Certain subsidiaries of Kaanapali Land are jointly indebted to Kaanapali Land pursuant to a certain Secured Promissory Note in the principal amount of $70,000 dated November 14, 2002, and due September 30, 2029, as extended. Such note had an outstanding balance of principal and accrued interest as of December 31, 2023 and 2022 of approximately $90,555 and $90,203, respectively. The interest rate currently is 0.39% per annum and compounds semi-annually. The note, which is prepayable, is secured by substantially all of the remaining real property owned by such subsidiaries, pursuant to a certain Mortgage, Security Agreement and Financing Statement, dated as of November 14, 2002 and placed on record in December 2002. The note has been eliminated in the consolidated financial statements because the obligors are consolidated subsidiaries of Kaanapali Land.

(3) Rental Arrangements

During 2023, 2022 and 2021, the Company leased various office spaces with average annual rental of approximately $26, $17 and $19 per year, respectively. In addition,the Company is a party to certain other immaterial leasing arrangements.

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

On September 8, 2023, the Company transferred $5,000 which was approximately 25% of the Pension Plan assets to a qualified replacement plan (“QRP”). Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates of the Company. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. In accordance with GAAP, the amount transferred to the QRP is reflected as retirement plan investments on the Company’s condensed consolidated balance sheet at December 31, 2023. The remaining assets of the terminated Pension Plan of approximately $14,547 reverted to the Company on September 15, 2023.

The Company was subject to a 20% excise tax of approximately $2,900, which was paid in October 2023. The funds freed up cash to better prepare the Company for tightening credit markets and are available for, among other things, working capital requirements, including future operating expenses, the Company’s obligations for engineering, planning, regulatory and development costs, drainage and utilities, and potential environmental remediation costs on existing properties.

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

Following is a description of the valuation methodologies used for Pension Plan assets measured at fair value.

--	Private Equity Investments: Valued at net asset value ("NAV") of shares/ownership units held by the Pension Plan at year-end. NAV represents the Pension Plan's interests in the net assets of these investments which consisted primarily of equity and debt securities, some of which are exchange-traded or valued using independent pricing feeds (i.e. Bloomberg or Reuters) or independent broker quotes. In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The following table sets forth by level, within the fair value hierarchy, the Pension Plan's assets at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$19,000	$0	$0	$19,000
	$19,000	$0	$0	19,000
Investments in private equity funds				200
Total Pension Plan assets at fair value				$19,200

Changes in Level 3 Investments and Investments Measured at Net Asset Value

The following table sets forth a summary of changes in fair value of the Pension Plan's assets measured at net asset value “NAV” for the year ended December 31, 2022:

	Measured at NAV
	Investment in Private Equity Funds	Total
Balance, beginning of year	$1,000	$1,000
Net earned interest and realized/unrealized gains (losses)	(200)	(200)
Purchases, sales, issuance and settlements	(600)	(600)
Balance, end of year	$200	$200

The following tables summarize the components of the change in pension benefit obligations, plan assets and funded status of the Pension Plan at December 31, 2022 and 2021.

		2022	2021
Benefit obligation at beginning of year		$437	$393
Service cost		411	283
Interest cost		4	6
Actuarial gain		(366)	(232)
Benefits paid		--	(13)
Lump sum payments	`	(474)	--
Curtailment gain		(12)	--

Accumulated and projected benefit obligation at end of year		--	437

Fair value of plan assets at beginning of year		20,383	17,924
Actual return on plan assets		(794)	2,472
Benefits paid		--	(13)
Settlement		(474)	--

Fair value of plan assets at end of year		19,115	20,383

Funded status		--	19,946

Unrecognized net actuarial (gain) loss		--	(3,106)

Prepaid pension cost		$--	$16,840

The components of the net periodic pension credit for the years ended December 31, 2022 and 2021 (which are reflected as selling, general and administrative in the consolidated statements of operations) are as follows:

	2022	2021
Service costs	$411	$283
Interest cost	4	6
Expected return on plan assets	(185)	(916)
Recognized net actuarial (gain) loss	(14)	39
Amortization of prior service cost	--	--
Curtailment gain	(12)	--
Settlement gain	(2,479)	--
Net periodic pension cost (credit)	$(2,275)	$(588)

The principal weighted average assumptions used to determine the net periodic pension benefit (credit) and the actuarial value of the accumulated benefit obligation were as follows:

	2022	2021
As of January 1,

Discount rate	0.66%	1.95%

Rates of compensation increase	3%	3%

Expected long-term rate of return on assets	1.40%	6%

As of December 31,

Discount rate – net periodic pension credit	1.16%	1.95%

Discount rate – accumulated benefit obligation	N/A	0.66%

Rates of compensation increase	N/A	3%

Expected long-term rate of return on assets	1.40%	6%

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

The Company's target asset allocations reflect the Company's investment strategy of minimizing risk and maintaining the current balance of plan assets prior to the termination of the Pension Plan in 2023.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac and their spouses with pension benefits. The Rabbi Trust invests in marketable securities and cash equivalents (Level 1). The deferred compensation liability of $244 and $329, included in Other liabilities, represented in the Rabbi Trust and assets funding such deferred compensation liability of $13 and $8, included in Other assets, are consolidated in the Company's consolidated balance sheet as of December 31, 2023 and 2022, respectively.

(5)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2023, 2022 and 2021 consist of:

	Current	Deferred	Total
Year ended December 31, 2023:
U.S. federal	$--	$(2,674)	$(2,674)
State	--	(669)	(669)
	$--	$(3,343)	$(3,343)

Year ended December 31, 2022:
U.S. federal	$--	$163	$163
State	--	39	39
	$--	$202	$202

Year ended December 31, 2021:
U.S. federal	$--	$282	$282
State	--	68	68
	$--	$350	$350

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

The Act is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company, particularly the effect of certain limitations effective for the tax year 2018 and forward (prior losses remain subject to the prior 20 year carryover period) on the use of federal net operating loss (“NOLs”) carryforwards which will generally be limited to being used to offset 80% of future annual taxable income.

Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 21 percent effective for 2023, 2022 and 2021 and prior years to pretax income from operations as a result of the following:

	2023	2022	2021
Federal provision at 21%	$77	$641	$125
State provision at 5%	18	153	30

Federal NOLs utilized	(2,395)	(495)	--
Federal NOLs generated	--	--	--

State NOLs utilized	(950)	(118)	--
State NOLs generated	--	--	150

Other	(93)	21	45

Total	$(3,343)	$202	$350

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2023, 2022 and 2021 are as follows:

	December 31,
	2023	2022	2021
Deferred tax assets:
Loss contingencies related primarily to losses on divestitures, less recognized insurance recovery	$575	$2,015	$2,264
Loss carryforwards	10,057	13,402	14,015
Other, net	97	237	255
Total deferred tax assets	10,729	15,654	16,534
Less – valuation allowance	6,422	9,766	10,379
Total deferred tax assets	4,307	5,888	6,155

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	10,286	10,311	10,322
Prepaid pension costs	--	4,899	5,760
Total deferred tax liabilities	10,286	15,210	16,082
Net deferred tax liability	$5,979	$9,322	$9,927

As of December 31, 2023, the Company has a deferred tax asset related to federal NOLs of $7,700, of which $4,063 has been subject to a valuation allowance. As of December 31, 2022, the Company has a deferred tax asset related to federal NOLs of $10,095, of which $6,458 has been subject to a valuation allowance. The NOLs originated in 2006 through 2017 will expire over 20 years. The NOLs originated in 2018 and later years will not expire. As of December 31, 2023, the Company has a deferred tax asset related to state NOLs of $2,358, all of which has been subject to a valuation allowance. The state NOLs expire in various years through 2037.

The statutes of limitations with respect to the Company's taxes for 2020 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all NOLs generated and not yet utilized are subject to adjustment by the IRS. The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company is liable, the Company’s results of operations may be affected adversely and materially.

(6)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. The total of such commissions for the years ended December 31, 2023, 2022 and 2021 was approximately $51, $41 and $49, respectively.

The Company reimburses affiliates of Pacific Trail Holdings, LLC, the owner of approximately 81.8% of the Company’s Common Shares, for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2023, 2022 and 2021 were $1,158, $1,136 and $1,464, respectively, all of which was paid as of December 31, 2023.

The Company had derived revenue from farming and common area maintenance services and for providing non-potable water to the Kaanapali Coffee Farms Lot Owners Association (“LOA”). The LOA is the association of the lot owners of the Kaanapali Coffee Farms. Effective July 1, 2022, the LOA is no longer an affiliate of the Company due to relinquishment of control over the LOA. The revenues were $616 and $1,315 for the years ended December 31, 2022 and 2021, respectively. Such revenue is recognized in the Agriculture Segment as disclosed in Note 8 Business Segment Information. Through June 30, 2022, the revenue amounts have been eliminated in consolidated financial statements.

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

At the time of the filing of the bankruptcy petition, Kaanapali Land, as successor by merger to other entities, and D/C had been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there were relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) were allegedly based on its prior business operations in Hawaii and cases against D/C were allegedly based on sale of asbestos-containing products by D/C’s prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases had a material adverse effect on the financial condition of D/C as it was forced to file a voluntary petition for liquidation as discussed below. Kaanapali Land did not have liability, directly or indirectly, for D/C’s obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard.

On February 12, 2014, counsel for Fireman’s Fund, the carrier that has been paying defense costs and settlements for the Kaanapali Land asbestos cases, stated that it would no longer pay settlements or judgments in the Kaanapali Land asbestos cases due to then pending D/C and Oahu Sugar bankruptcies. In its communications with Kaanapali Land, Fireman’s fund expressed its view that the automatic stay in effect in the D/C bankruptcy case barred Fireman’s Fund from making any payments to resolve the Kaanapali Land asbestos claims because D/C Distribution was also alleging a right to coverage under those policies for asbestos claims against it. However, in the interim, Fireman’s Fund advised that it intended to continue to pay defense costs for those cases, subject to whatever reservations of rights that might be in effect and subject further to the policy terms. Fireman’s Fund also indicated that to the extent that Kaanapali Land cooperated with Fireman’s Fund in addressing settlement of the Kaanapali Land asbestos cases through coordination with its adjusters, it was Fireman’s Fund’s intention to reimburse any such payments by Kaanapali Land, subject, among other things, to the terms of any lift-stay order, the limits and other terms and conditions of the policies, and prior approval of the settlements. Kaanapali Land and Fireman’s Fund entered into a settlement agreement on or about November 24, 2021 whereby Fireman’s Fund paid $2,441 for certain listed Kaanapali Land asbestos cases upon a Final Order of the D/C bankruptcy court lifting the automatic stay to allow the payments. The D/C court issued the lift-stay order on March 1, 2022. On April 12, 2022, the Company received $2,441 as reimbursement for the various settlements Kaanapali made that were subject to the lift-stay order as of March 1, 2022. The $2,441 was included as a reduction of Selling, general and administrative expenses on the Company’s consolidated statement of operations for the year ended December 31, 2022.

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

Certain asbestos-related proofs claims in the bankruptcy case have been withdrawn in connection with closing. A court hearing was held on March 29, 2023 in which the court awarded the trustee’s compensation and expenses and therefore D/C no longer has any assets. On June 6, 2023, the bankruptcy trustee filed a final account and application to close the D/C bankruptcy and on June 14, 2023, the D/C bankruptcy court closed the case and the trustee was discharged. Due to the closing of the case, the Company derecognized a related contingent liability. The derecognition of the contingent liability is included as a reduction of Selling, general and administrative expenses and resulted in a credit in expenses on the Company’s consolidated statement of operations for the year ended December 31, 2023. However, personal injury claimants have asserted, and may in the future assert, asbestos-related claims against D/C.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. During third quarter 2023, the Company received $538 in insurance proceeds related to an insured event that occurred during the 2022 crop year. This amount has been reflected in crop insurance proceeds in the Company’s consolidated financial statements. Additionally, as a result of the Lahaina wildfire, the Company received an intial, unallocated advance payment of $1,000 from its insurance carrier. Reference is made to Note 1, Property, for further discussion regarding the Lahaina wildfire.

Kaanapali Land Management Corp. (“KLMC”) is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. Approximately 2.4 miles of this two lane state highway have been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Bypass Highway, which extends to KLMC’s lands, is in the early stage of planning. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Bypass Highway.

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

Identifiable assets by business segment are those assets that are used in the Company's operations in each industry. Corporate assets consist principally of cash and cash equivalents and receivables related to previously divested businesses.

	2023	2022	2021
Revenues:
Property	$458	$5,061	$1,304
Agriculture	3,178	4,093	3,340
Corporate	1,618	70	109
	$5,254	$9,224	$4,753

Operating income (loss):
Property	$(1,625)	$(259)	$(1,357)
Agriculture	(55)	625	(24)

	(1,680)	366	(1,381)
Corporate	1,730	149	1,425

Operating income (loss) before other income and income taxes	$50	$515	$44

Identifiable Assets:
Property	$10,468	$13,633	$14,923
Agriculture	53,298	57,488	58,207

	63,766	71,121	73,130
Corporate	29,253	27,393	34,066

	$93,019	$98,514	$107,196

The Company’s Property segment consists primarily of revenue received from land sales and lease and licensing agreements.

The Company’s Agricultural segment currently consists primarily of coffee operations and licensing agreements.

The Company’s Corporate segment consists primarily of interest earned on investments.

The Company is exploring alternative agricultural operations, but there can be no assurance that replacement operations at any level will result.

Agricultural identified assets include land classified as agricultural or conservation for State and County purposes.

	2023	2022	2021
Capital Expenditures:
Property	$1,619	$178	$325
Agriculture	204	154	111
	$1,823	$332	$436

Depreciation and Amortization:
Property	$69	$63	$72
Agriculture	129	180	197
	$198	$243	$269

(9)       Calculation of Net Income Per Share

          The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$3,707	$2,792	$(306)

Less: Net loss attributable to non-controlling interests	--	(58)	(551)

Net income attributable to stockholders	$3,707	$2,850	$245

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845	1,845

Net income per share, attributable to Kaanapali Land – basic and diluted	$2.01	$1.55	$0.13

As of December 31, 2023, the Company had issued and outstanding 1,792,613 Common Shares and 52,000 Class C Shares. The Class C Shares have the same rights as the Common Shares except that the Class C Shares will not participate in any distributions until the holders of the Common Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data is based on the aggregate 1,844,613 outstanding shares.

(10) Subsequent Events

In February 2024, approximately $1,019 was allocated to the participants in the qualified replacement plan.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2023.

Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the Company’s Amended and Restated Limited Liability Agreement (“LLC Agreement”). Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the Company’s LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of December 31, 2023, the executive officers and certain other officers of the Company were as follows:

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

Stephen Lovelette (age 67) has been the President of KLC Land and Kaanapali Land since March 2019. Since March 2019, Mr. Lovelette has been Chief Executive Officer of Kaanapali Land and since June 2018, Mr. Lovelette has been Chief Financial Officer of Kaanapali Land. Mr. Lovelette is in charge of implementing the Kaanapali 2020 Development Plan. Mr. Lovelette has been associated with JMB and its affiliates for over 30 years. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and its affiliates. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

It is currently anticipated that Stephen Lovelette will devote approximately 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependent upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

Richard Helland (age 67) has been a Vice President of the Company since July 2004. Mr. Helland has been Principal Accounting Officer since June 2018. He holds a bachelor’s degree from Illinois State University and is a Certified Public Accountant. Mr. Helland has substantial experience in the management and reporting functions of both public and private entities.

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

Item 11. Executive Compensation

Certain officers of the Company listed in Item 10 above are officers of JMB and are compensated by JMB or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse JMB, Pacific Trail and their affiliates for any expenses incurred while providing services to the Company.

Summary Compensation Table

Name (1)	Principal Position	Year	Salary ($) (2)	All Other Compensation ($)	Total ($)
Stephen A. Lovelette	President, Chief Executive Officer and Chief Financial Officer	2023	337,778		337,778
		2022	334,444	--	334,444

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

                Related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,466,573 Common Shares owned directly (1) (2)	81.8%

Class C Shares	Stephen A. Lovelette 900 North Michigan Avenue Chicago, IL 60611	52,000 Class C Shares owned directly (2)	100.0%

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Common Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen J. Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of December 31, 2023, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions, and Director Independence

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. The total of such commissions for the year ended December 31, 2023 was approximately $51 thousand, all of which was paid as of December 31, 2023.

The Company reimburses Pacific Trail and its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the year ended December 31, 2023 was approximately $1.2 million, all of which was paid as of December 31, 2023.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services

In March 2015, the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as its independent registered public accounting firm. The fees billed by Grant Thornton for the years ended December 31, 2023 and 2022 are as follows:

(1)       Audit Fees

The fees incurred for the years ended December 31, 2023 and 2022 professional services for the audit of the Company’s consolidated financial statements were approximately $258 thousand and $231 thousand, respectively.

The fees incurred for the year ended December 31, 2023 for professional services for the audit of the Pension Plan’s financial statements are still in discussion. The fees incurred for the year ended December 31, 2022 for professional services for the audit of the Pension Plan’s financial statements was approximately $42 thousand.

(2)       Audit Related Fees

None

(3)       Tax Fees

The fees incurred for the years ended December 31, 2023 and 2022 for professional tax compliance services related to the Pension Plan’s IRS Form 5500 Annual Report was approximately $3 thousand and $6 thousand, respectively.

(4)       All Other Fees

None.

All audit and permitted non-audit services proposed to be performed by the Company’s independent registered public accounting firm are approved by the managing member of the Company before the service is undertaken.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits.
	2.1	Order Confirming Second Amendment Joint Plan of Reorganization Dated June 1, 2002, including as an exhibit thereto, the Second Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code incorporated herein by reference the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	2.2	Second Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference from the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

	3.2	Consent Decree entered into as of April 16, 2021, for the United States of America by U.S. Department of Justice and U.S. Environmental Protection Agency and by Kaanapali Land, LLC and Oahu Sugar Company, LLC filed as an exhibit to the Company’s report on Form 8-K filed April 22, 2021, and hereby incorporated by reference.

	4.1	Description of the Registrant’s Common Shares is filed herewith.

	10.1	Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

	21	List of Subsidiaries is filed herewith.

	31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

	32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as exhibits to Amfac Hawaii, LLC's Registration Statement on Form S-1 (as amended) under the Securities Act of 1933 (File No. 33-24180) and hereby incorporated by reference.

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Richard Helland
By:	Richard Helland Vice President
Date:	March 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Helland
By:	Richard Helland Vice President and Principal Accounting Officer
Date:	March 27, 2024

/s/ Stephen A. Lovelette
By:	Stephen A. Lovelette President, Chief Executive Officer and Chief Financial Officer
Date:	March 27, 2024