Form 10-Q
period 2024-03-31
KAANAPALI LAND LLC
filed 2024-05-15
CIK 1230058

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Yes [   ]    No [ X ]

As of May 14, 2024, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding. Shares represent membership interests in the Company.

Part I.  Financial Information

     Item 1.  Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets

Cash and cash equivalents	$23,567	$26,260
Property, net	61,483	60,200
Retirement plan investments	4,107	5,067
Other assets	1,472	1,492
Total assets	$90,629	$93,019

Liabilities

Accounts payable and accrued expenses	$512	$346
Deposits and deferred gains	1,027	1,433
Deferred income taxes	5,714	5,979
Other liabilities	1,536	1,550

Total liabilities	8,789	9,308

Commitments and contingencies (Note 7)

Equity

Common equity, at 3/31/2024 and 12/31/2023 Shares authorized – unlimited, Class C shares 52,000;Common shares issued and outstanding 1,792,613 at 3/31/2024 and 12/31/2023, Class C shares issued and outstanding 52,000 at 3/31/2024 and 12/31/2023	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	76,369	78,240

Total shareholders’ equity	81,840	83,711

Total liabilities and shareholders’ equity	$90,629	$93,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2024 and 2023

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Sales	$159	$1,153
Interest and other income	382	342
Total revenues	541	1,495

Cost and expenses:
Cost of sales	662	702
Selling, general and administrative	1,306	1,195
Depreciation and amortization	47	52
Total cost and expenses	2,015	1,949

Operating loss before other income and income taxes	(1,474)	(454)

Other income:
Casualty loss insurance proceeds	273	--
	273	--

Loss before income taxes	(1,201)	(454)
Income tax benefit	167	118

Net loss	$(1,034)	$(336)

Net loss per share – basic and diluted	$(0.56)	$(0.18)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2024 and 2023

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31, 2024
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Total Share- holders’ Equity
Balance December 31, 2023	$--	$5,471	$78,240	$83,711

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(837)	(837)

Net loss	--	--	(1,034)	(1,034)

Balance March 31, 2024	$--	$5,471	$76,369	$81,840

	Three Months Ended March 31, 2023
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Total Share- holders’ Equity
Balance December 31, 2022	$--	$5,471	$74,533	$80,004

Net loss	--	--	(336)	(336)

Balance March 31, 2023	$--	$5,471	$74,197	$79,668

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2024 and 2023

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(472)	$(721)

Net cash used in investing activities:
Property additions	(1,330)	(23)
Receivable due to sewer-line installation	(54)	--
	(1,384)	(23)

Net cash used in financing activities:
Distribution for retirement plan contribution for employees of affiliates under common control	(837)	--
	(837)	--

Net decrease in cash, cash equivalents and restricted cash	(2,693)	(744)
Cash and cash equivalents at beginning of period	26,260	19,815

Cash and cash equivalents at end of period	$23,567	$19,071

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

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment primarily engages in farming, harvesting and milling operations relating to coffee orchards and also cultivates, harvests and sells bananas and citrus fruits, and engages in certain ranching operations. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii. For further information on the Company’s business segments see Note 8.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). These unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for interim periods in accordance with U.S. GAAP.

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Consolidated Financial Statements included in its 2023 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2024.

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

Inventory of land held for sale, if any, is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity fair value hierarchy (Levels 2 and 3). Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis prior to the Lahaina wildfire, as discussed below.

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the 2023 year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the long-term Maui economy and businesses operated on Maui. Clean up of Lahaina, including the Pioneer Mill Site, has commenced by U.S. Army Corps of Engineers (“USACE”) contractors. Access to the property remains restricted, and such restrictions are expected to continue while the clean-up of Lahaina town continues, estimated by USACE to be completed in approximately 18 months. The Company has initiated claims with its insurance carriers, and in October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning stages of relocating its coffee mill to its farm in Kaanapali. Recovery efforts continue.

The Company reviews its property for impairment of value if events or circumstances indicate that the carrying amount of its property may not be recoverable. Such reviews contain uncertainties due to assumptions and judgments considering certain indicators of impairment such as significant changes in asset usage, significant deterioration in the surrounding economy or environmental problems.

Provisions for impairment losses related to long-lived assets, if any, are recognized when expected future cash flows are less than the carrying values of the assets. If indicators of impairment are present, the Company evaluates the carrying value of the related long-lived assets in relation to the future undiscounted cash flows of the underlying operations or anticipated sales proceeds. The Company adjusts the net book value of property to fair value if the sum of the expected undiscounted future cash flow or sales proceeds is less than book value. Assets held for sale are recorded at the lower of the carrying value of the asset or fair value less costs to sell.

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

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2024 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of March 31, 2024 is a money market fund for $21,750 that is considered to be a fair value hierarchy Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

The Company’s revenues that were subject to revenue recognition standards were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales of real estate	$--	$--
Coffee and other sales	100	855
Total	$100	$855

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three months ended March 31, 2024 and 2023, the Company recognized $58 and $298, respectively, of lease income, substantially comprised of non-variable lease payments. During the three months ended March 31, 2024 and 2023, the Company recognized $26 and $22, respectively, of lease expense, substantially comprised of non-variable lease payments.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-06 (“ASU 2023-06”), Disclosure Improvements - Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU modified the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations. The amendments to the various topics should be applied prospectively, and the effective date will be determined for each individual disclosure based on the effective date of the SEC’s removal of the related disclosure. If the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K by June 30, 2027, then this ASU will not become effective. Early adoption is prohibited. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no significant impact is anticipated.

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

(2)  Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with an unrelated third party, sold an approximate 14.9 acre parcel in West Maui. The Purchase Agreement (as subsequently amended) commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1,137, as amended, to install such sewer line. KLMC has paid $1,108 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

(3)  Retirement Plan Investments

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

On September 8, 2023, the Company transferred $5,000 which was approximately 25% of the Pension Plan assets to a qualified replacement plan (“QRP”). The Company’s contribution to the QRP enabled the Company to reduce the excise tax due as a result of the Pension Plan termination from 50% to 20% of the amount reverted to the Company. In accordance with GAAP, the amount transferred to the QRP is reflected as Retirement plan investments on the Company’s condensed consolidated balance sheet at March 31, 2024. Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates, all of which have same degree of common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 26, 2024, approximately $1,019 was allocated to the participants in the QRP. Approximately $182 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2024 and approximately $837 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet at March 31, 2024.

The Company paid the 20% excise tax of approximately $2,900 in October 2023. The funds freed up cash to better prepare the Company for tightening credit markets and are available for, among other things, working capital requirements, including future operating expenses, the Company’s obligations for engineering, planning, regulatory and development costs, drainage and utilities, and potential environmental remediation costs on existing properties.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac Hawaii, LLC (now known as KLC Land Company, LLC, a direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations) and their spouses with pension benefits. The deferred compensation liability of $244 is included in Other liabilities in the Company's condensed consolidated balance sheet as of March 31, 2024.

(4)  Income Taxes

The statutes of limitations with respect to the Company's taxes for 2020 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all net operating losses (“NOL”) generated and not yet utilized are subject to adjustment by the Internal Revenue Service (“IRS”). The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company is liable could adversely and materially effect the Company’s results of operations.

The Tax Cuts and Jobs Act (the “Act”) is a comprehensive tax reform bill containing a number of other provisions that either currently or in the future could impact the Company, particularly the effect of certain limitations effective for the tax year 2018 and forward (prior losses remain subject to the prior 20 year carryforward period) on the use of federal NOL carryforwards, which will generally be limited to being used to offset 80% of future annual taxable income.

(5)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. No such commissions were paid for the three months ended March 31, 2024 and March 31, 2023.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2024 and 2023 were $296 and $263, respectively, of which $90 was unpaid as of March 31, 2024.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The total allocation of $837, which occurred during the first quarter of 2024, was recorded as a reduction in accumulated earnings in the consolidated balance sheet as of March 31, 2024. Reference is made to Footnote 3 for discussion regarding the QRP.

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

A subsidiary of the Company, D/C Distribution Corporation (“D/C”) was substantially without assets and was unable to obtain additional sources of capital to satisfy its liabilities, and therefore filed with the United States Bankruptcy Court, Northern District of Illinois, its voluntary petition for liquidation under Chapter 7 of Title 11, United States Bankruptcy Code in July 2007, Case No. 07-12776. Such filing was not expected to have a material adverse effect on the Company as D/C was substantially without assets at the time of the filing. Kaanapali Land filed claims in the D/C bankruptcy that aggregated approximately $26,800, relating to both secured and unsecured intercompany debts owed by D/C to Kaanapali Land.

At the time of the filing of the bankruptcy petition, Kaanapali Land, as successor by merger to other entities, and D/C had been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there were relatively few cases that name Kaanapali Land, there was a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) were allegedly based on its prior business operations in Hawaii and cases against D/C were allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases had a material adverse effect on the financial condition of D/C as it has been forced to file a voluntary petition for liquidation as discussed above. Kaanapali Land does not believe that it has liability, directly or indirectly, for D/C's obligations in those cases. Kaanapali Land does not presently believe that the cases in which it is named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard.

On January 21, 2020, certain asbestos claimants filed a Stay Relief Motion (“motion to lift stay”) in connection with the D/C proceeding. The motion to lift stay sought the entry of an order, among other things, modifying the automatic stay in the D/C bankruptcy to permit those claimants to prosecute various lawsuits in state courts against D/C and to recover on any judgment or settlement solely from any available insurance coverage. Various oppositions to the motion to lift stay were filed, and the matter was heard and taken under advisement in April 2020. On July 21, 2020, the bankruptcy court issued an order granting the motion to lift stay to permit the movants to pursue their claims and to recover any judgment or settlement from and to the extent of any available insurance coverage of D/C only.

Certain asbestos-related proofs claims in the bankruptcy case were withdrawn in connection with the closing of the case. A court hearing was held on March 29, 2023 in which the court awarded the trustee’s compensation and expenses and therefore D/C no longer has any assets. On June 6, 2023, the bankruptcy trustee filed a final account and application to close the D/C bankruptcy and on June 14, 2023, the D/C bankruptcy court closed the case and the trustee was discharged. Due to the closing of the case, the Company derecognized a related contingent liability. The derecognition of the contingent liability is included as a reduction of selling, general and administrative expenses and resulted in a credit in expenses on the Company’s consolidated statement of operations for the three months ended March 31, 2023. However, personal injury claimants may in the future assert asbestos-related claims against D/C.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. As a result of the Lahaina wildfire, in October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. Reference is made to Note 1, Property, for further discussion regarding the Lahaina wildfire.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, except per share amounts)
	2024	2023
Numerator:
Net loss	$(1,034)	$(336)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share - basic and diluted	$(0.56)	$(0.18)

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

	Three Months Ended March 31,
	2024	2023
Revenues:
Property	$54	$192
Agriculture	129	1,014
Corporate	358	289
	$541	$1,495

Operating income (loss):
Property	$(548)	$(380)
Agriculture	(610)	148
Operating income (loss)	(1,158)	(232)

Corporate	(316)	(222)

Operating income (loss) before other income and income taxes	$(1,474)	$(454)

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

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Unless the context indicates otherwise, references in this report to “Kaanapali Land” mean Kaanapali Land, LLC, and references to the “Company” mean Kaanapali Land and all of its subsidiaries and its predecessors.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, natural events, including the Lahaina wildfire discussed below, the effect of geopolitical, economic and market conditions in Hawaii and globally, including continued increases in the rate of inflation, changes to fiscal and monetary policy, heightened interest rates and currency fluctuations, pressure on the global banking system, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, actual versus projected timing of events, and the factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), this report and any other periodic reports the Company files with the U.S. Securities and Exchange Commission (the “SEC), all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Lahaina Wildfire

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the 2023 year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the long-term Maui economy and businesses operated on Maui. Clean up of Lahaina, including the Pioneer Mill Site, has commenced by U.S. Army Corps of Engineers (“USACE”) contractors. Access to the property remains restricted, and such restrictions are expected to continue while the clean-up of Lahaina town continues, estimated by USACE to be completed in approximately 18 months. The Company has initiated claims with its insurance carriers, and in October 2023, the Company received an initial, unallocated advance payment of $1 million from its insurance carrier. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning stages of relocating its coffee mill to its farm in Kaanapali. Recovery efforts continue.

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

The Company transferred $5 million, which was approximately 25% of the Pension Plan assets to a qualified replacement plan (“QRP”). The Company’s contribution to the QRP enabled the Company to reduce the excise tax due as a result of the Pension Plan termination from 50% to 20% of the amount reverted to the Company. Such assets are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates of the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 26, 2024, approximately $1 million was allocated to the participants in the QRP.

The Company paid the 20% excise tax of approximately $2.9 million in October 2023. The funds freed up cash to better prepare the Company for tightening credit markets and are available for, among other things, working capital requirements, including future operating expenses, the Company’s obligations for engineering, planning, regulatory and development costs, drainage and utilities, and potential environmental remediation costs on existing properties.

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

Liquidity and Capital Resources

The Company had cash and cash equivalents of approximately $24 million and $26 million as of March 31, 2024 and December 31, 2023, respectively, which is available for, among other things, working capital requirements, including future operating expenses, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Cash Flows

Net cash flows used in investing activities for the three months ended March 31, 2024 were approximately $1.3 million and was due to the cost of installation of a sewer line, costs of purchasing mill replacement equipment, as well as, costs of project planning and engineering, primarily relating to KCF Mauka and Puukolli Village Mauka. Net cash flows used in financing activities for the three months ended March 31, 2024 were approximately $0.8 million and was due to retirement plan investments allocated to participants in the QRP who are employees of certain affiliates of the Company.

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with an unrelated third party, sold an approximate 14.9 acre parcel in West Maui. The Purchase Agreement (as subsequently amended) commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1.1 million to install such sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, such dispute could delay the development of the site. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

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

The Company is in the planning stages for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. At this time, the Company is uncertain whether the fires and resulting devastation might delay approvals from the County. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company installed a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site (see discussion above).

Comparison of Results of Operations

Reference is made to the footnotes to the financial statements for additional discussion of items addressing comparability between years.

The decrease in retirement plan investments at March 31, 2024 as compared to December 31, 2023, and the related increase in selling, general and administrative for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily due to the QRP allocation that was made to plan participants during the first quarter of 2024.

The decrease in deposits and deferred gains at March 31, 2024 as compared to December 31, 2023 and the related increase in casualty loss proceeds for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily due to the recognition of an insurance advance during the first quarter of 2024 to purchase mill replacement equipment.

The decrease in sales for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily due to the reduction of coffee sales as a result of the Lahaina wildfire.

See also notes to the condensed consolidated financial statements for additional discussion of items addressing comparability between the three months ended March 31, 2024 and 2023.

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

Certain accounting policies involve significant judgments and estimates by management, and the Company considers these accounting policies to be critical accounting policies. There have been no material changes to the critical accounting polices disclosed in 2023 Form 10-K, except as described in Note 1 to the condensed consolidated financial statements.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth under “Commitments and Contingencies” in Note 7 of the Notes to the condensed consolidated financial statements, included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set up in this Quarterly Report on Form 10-Q, you should consider the factors discussed in Part 1, Item 1A of our 2023 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 10 filed May 1, 2003 and incorporated by reference herein.

3.2	Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 8-K filed April 21, 2008 and incorporated by reference herein.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (furnished herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	May 14, 2024

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	May 14, 2024