Form 10-Q
period 2024-09-30
KAANAPALI LAND LLC
filed 2024-11-12
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Yes [   ]    No [ X ]

As of November 12, 2024, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding. Shares represent membership interests in the Company.

TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.  Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets

Cash and cash equivalents	$25,481	$26,260
Property, net	62,357	60,200
Retirement plan investments	4,209	5,067
Other assets	767	1,492
Total assets	$92,814	$93,019

Liabilities

Accounts payable and accrued expenses	$811	$346
Deposits and deferred gains	991	1,433
Deferred income taxes	5,380	5,979
Other liabilities	2,080	1,550

Total liabilities	9,262	9,308

Commitments and contingencies (Note 6)

Equity

Common equity, at 9/30/2024 and 12/31/2023 Shares authorized – Common shares unlimited, Class C shares 52,000;Common shares issued and outstanding 1,792,613 at 9/30/2024 and 12/31/2023, Class C shares issued and outstanding 52,000 at 9/30/2024 and 12/31/2023	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	78,081	78,240

Total shareholders’ equity	83,552	83,711

Total liabilities and shareholders’ equity	$92,814	$93,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Sales	$45	$498	$269	$2,798
Interest and other income	357	525	1,097	1,293
Crop insurance proceeds	--	509	--	509
Total revenues	402	1,532	1,366	4,600
Cost and expenses:
Cost of sales	767	838	2,035	2,262
Selling, general and administrative	1,105	1,451	5,245	(1,589)
Excise tax expense	--	2,955	--	2,955
Depreciation and amortization	53	52	152	156
Total cost and expenses	1,925	5,296	7,432	3,784
Operating income (loss) before other income and income taxes	(1,523)	(3,764)	(6,066)	816

Other income:
Insurance proceeds	1,088	--	6,243	--
	1,088	--	6,243	--
Income (loss) before income taxes	(435)	(3,764)	177	816
Income tax benefit (expense)	114	4,044	501	2,853

Net income (loss)	$(321)	$280	$678	$3,669

Net income (loss) per share - basic and diluted	$(0.17)	$0.15	$0.37	$1.99

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2024

(Unaudited)

(Dollars in Thousands)

	Common Equity	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
Balance December 31, 2023	$--	$5,471	$78,240	$83,711

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(837)	(837)

Net loss	--	--	(1,034)	(1,034)

Balance March 31, 2024	--	5,471	76,369	81,840

Net income	--	--	2,033	2,033

Balance June 30, 2024	--	5,471	78,402	83,873

Net loss	--	--	(321)	(321)

Balance September 30, 2024	$--	$5,471	$78,081	$83,552

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

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2024 and 2023

(Unaudited)

(Dollars in Thousands)

	2024	2023

Net cash provided by (used in) operating activities	$(49)	$12,021

Net cash provided by (used in) investing activities:
Property additions	(2,309)	(1,097)
Property disposals	--	399
Receivable due to sewer line installation	--	(776)
Proceeds from insurance	2,416	--
	107	(1,474)

Net cash used in financing activities:
Distribution for retirement plan contribution for employees of affiliates under common control	(837)	--
	(837)	--

Net increase (decrease) in cash and cash equivalents	(779)	10,547
Cash and cash equivalents at beginning of period	26,260	19,815

Cash and cash equivalents at end of period	$25,481	$30,362

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

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Consolidated Financial Statements included in the 2023 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2024.

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

Inventory of land held for sale, if any, is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity fair value hierarchy (Levels 2 and 3). The Company has determined that none of its properties currently meet held for sale criteria. Land is currently utilized for commercial specialty coffee farming operations which also support the Company's land development program, as well as farming bananas, citrus and other farm products and ranching operations. Additionally, miscellaneous parcels of land have been leased or licensed to third parties on a short term basis prior to the Lahaina wildfire, as discussed below.

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill were located on the site as well as various other structures, including a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the long-term Maui economy and businesses operated on Maui. Maui hotel occupancy and average daily rates has declined significantly during 2024 as the Lahaina wildfire continues to disrupt tourism. Clean up of Lahaina town, including the Pioneer Mill Site, has commenced by U.S. Army Corps of Engineers (“USACE”) contractors. Access to the property remains restricted, and such restrictions are expected to continue while the clean-up of Lahaina town continues, estimated by USACE to be completed in the first quarter of 2025. The Company has initiated claims with its insurance carriers. In October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. In June 2024, the Company received $4,882 and in August 2024 received $1,088, both of which are recorded within insurance proceeds in the consolidated statement of operations for the three and nine months ended September 30, 2024, as applicable. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of our insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning stages of relocating its coffee mill to its farm in Kaanapali. Recovery efforts continue.

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

Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2024 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of September 30, 2024 is a money market fund for $24,114 that is considered to be a fair value hierarchy Level 1 investment. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

The Company’s revenues that were subject to revenue recognition standards were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales of real estate	$--	$--	$--	$--
Coffee and other sales	--	323	115	2,038
Total	$--	$323	$115	$2,038

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and nine months ended September 30, 2024, the Company recognized $49 and $154, respectively, and during the three and nine months ended September 30, 2023, recognized $175 and $760, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and nine months ended September 30, 2024, the Company recognized $64 and $121, respectively, and during the three and nine months ended September 30, 2023, recognized $31 and $80, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

(2)  Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1,137, as amended, to install the sewer line. KLMC paid $1,108 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed in Note 6 Commitments and Contingencies as of September 30, 2024, the Company recorded a $969 credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of September 30, 2024. The provision for credit loss reserve is recorded within selling, general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2024. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On June 3, 2024, KLMC entered into a property sale agreement (“PVM Sales Agreement”) with an unrelated third party for the sale of several parcels of land, aggregating approximately 241 acres (the “PVM land parcels”) within Pu’ukoli’i Village Mauka located near the Kaanapali resort area, north of Lahaina, Hawaii. Pursuant to the PVM Sales Agreement, the base sales price for the PVM land parcels is $29,900, and the closing of the sale of the PVM land parcels is subject to a due diligence period of one hundred days, subject to a one-time 60-day extension. On September 16, 2024, the developer executed the 60 day extension in accordance with the terms of the PVM Sales Agreement. In addition, the developer has the right to terminate the PVM Sales Agreement on or before the expiration of the extended due diligence period. Accordingly, there can be no assurance the sale of the PVM land parcels will be completed under the existing or any other terms of the PVM Sales Agreement, if at all.

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”), entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20,000, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On August 12, 2024, pursuant to an amendment to the PMC Sales Agreement, the due diligence period was extended to October 2, 2024. On October 2, 2024, pursuant to a Second Amendment to the PMC Sales Agreement, the due diligence period was extended to November 1, 2024. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the PMC Sales Agreement was modified to extend the deadline for the Developer to deliver the Notice to Proceed to November 29, 2024. The developer has the right to terminate the PMC Sales Agreement depending on various factors. As the PMC Sales Agreement is subject to certain conditions, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

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

On September 8, 2023, the Company transferred $5,000 which was approximately 25% of the Pension Plan assets to a qualified replacement plan (“QRP”). The Company’s contribution to the QRP enabled the Company to reduce the excise tax due as a result of the Pension Plan termination from 50% to 20% of the amount reverted to the Company. The Company paid the 20% excise tax of approximately $2,900 in October 2023. In accordance with U.S. GAAP, the amount transferred to the QRP is reflected as Retirement plan investments on the Company’s consolidated balance sheet as of September 30, 2024. Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 26, 2024, approximately $1,019 was allocated to the participants in the QRP. Approximately $182 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2024 and approximately $837 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet as of September 30, 2024.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac Hawaii, LLC (now known as KLC Land Company, LLC, a direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations) and their spouses with pension benefits. The deferred compensation liability of $244 is included in Other liabilities in the Company's condensed consolidated balance sheet as of September 30, 2024.

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

(5)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Commissions paid for the three and nine months ended September 30, 2024 were $0 and $25, respectively, and $0 and $23 for the three and nine months ended September 30, 2023, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023 were $342 and $997, respectively, and $296 and $861, respectively, of which $342 was unpaid as of September 30, 2024.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The total allocation of $837, which occurred during the first quarter of 2024, was recorded as a reduction in accumulated earnings in the consolidated balance sheet as of September 30, 2024. Reference is made to Footnote 3 for discussion regarding the QRP.

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

On August 5, 2024, NHC served KLMC with a Demand for Arbitration administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. A Schedule for the arbitration hearing has not been set. The pre-arbitration discovery process is ongoing. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or have a material impact on business and financial results for KLMC.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. As a result of the Lahaina wildfire, in October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. In June 2024, the Company received an insurance payment of $4,882 and in August 2024, received $1,088, both of which are recorded within insurance proceeds in the consolidated statement of operations for the three and nine months ended September 30, 2024, as applicable. Reference is made to Note 1, Property, for further discussion regarding the Lahaina wildfire.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to stockholders	$(321)	$280	$678	$3,669

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share,
- basic and diluted	$(0.17)	$0.15	$0.37	$1.99

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Property	$78	$98	$194	$397
Agriculture	8	931	170	2,995
Corporate	316	503	1,002	1,208
	$402	$1,532	$1,366	$4,600

Operating income (loss):
Property	$(490)	$(414)	$2,487	$(1,175)
Agriculture	(854)	43	2,109	406
Operating income (loss)	(1,344)	(371)	(4,596)	(769)

Corporate	(179)	(3,393)	(1,470)	1,585

Operating income (loss) before income taxes	$(1,523)	$(3,764)	$(6,066)	$816

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. These statements include expectations concerning, among other things, the Company’s land development plans, strategy and initiatives, the expected outcome of the legal proceedings, and the impact of macroeconomic conditions. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, natural events, including the Lahaina wildfire discussed below, the effect of geopolitical, economic and market conditions in Hawaii and globally, including the rate of inflation, changes to fiscal and monetary policy, interest rate and currency fluctuations, pressure on the global banking system, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, actual versus projected timing of events, and the factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), this report and any other periodic reports the Company files with the U.S. Securities and Exchange Commission (the “SEC), all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Lahaina Wildfire

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill site. The Company’s offices and coffee mill were located on the site as well as various other structures, including a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction is likely to cause disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the long-term Maui economy and businesses operated on Maui. Maui hotel occupancy and average daily rates has declined significantly during 2024 as the Lahaina wildfire continues to disrupt tourism. Clean up of Lahaina town, including the Pioneer Mill Site, has commenced by U.S. Army Corps of Engineers (“USACE”) contractors. Access to the property remains restricted, and such restrictions are expected to continue while the clean-up of Lahaina town continues, estimated by USACE to be completed in the first quarter of 2025. The Company has initiated claims with its insurance carriers, and in October 2023, the Company received an initial, unallocated advance payment of $1 million, in June 2024, the Company received approximately $4.9 million, and in August 2024 received approximately $1.1 million from its insurance carrier. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of its insured limits, and further, claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning stages of relocating its coffee mill to its farm in Kaanapali. Recovery efforts continue.

Inflation and Interest Rates

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

Water Use Permits

By letters dated October 28, 2022, the State of Hawaii Commission on Water Resource Management (“CWRM”) officially designated all six Aquifer System Areas of the Lahaina Aquifer Sector, Maui, as Ground Water Management Areas, as of August 6, 2022. CWRM notified the Company that by August 5, 2023, the Company would need to apply for ground and surface water use permits to continue the Company’s use of certain wells that are integral to the Company’s entire operations. The Company has submitted such applications for permits. In response to the Company’s applications for permits, the Company received letters dated July 19, 2024 from CWRM requesting additional information for both of the Company’s ground water and surface water applications. Such responses were due within 30 days of the date of the letters. The Company obtained an extension for its responses to the letters and such responses were subsequently submitted. The permits, when or if granted and subject to various conditions, would preserve the Company’s existing water uses as of August 6, 2022. The Company cannot provide any assurances that CWRM will approve such permit applications for the amounts of water the Company seeks or impose conditions on such use that might affect the Company’s operations. If CWRM should fail to approve the Company’s water requests or impose onerous conditions on its use, CWRM’s actions could delay the Company’s development in substantial and material respects and affect the Company’s operations and finances. Further, in the event permits adequate to the Company’s plans are not received timely or at all, there could be negative impacts on the west Maui real estate market as a whole and on the development and sale of the Company’s lands on the Island of Maui, thereby materially and adversely affecting the Company’s operations, land sales, land values, results, and financial position.

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

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1.1 million to install the sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed below, as of September 30, 2024, the Company recorded a $1 million credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of September 30, 2024. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On August 5, 2024, NHC served KLMC with a Demand for Arbitration, administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. A schedule for the arbitration hearing has not been set. The pre-arbitration discovery process is ongoing. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or a material impact on business and financial results for KLMC.

On June 3, 2024, KLMC entered into a property sale agreement (“PVM Sales Agreement”) with an unrelated third party for the sale of several parcels of land, aggregating approximately 241 acres (the “PVM land parcels”) within Pu’ukoli’i Village Mauka located near the Kaanapali resort area, north of Lahaina, Hawaii. Pursuant to the PVM Sales Agreement, the base sales price for the PVM land parcels is $29.9 million, and the closing of the sale of the PVM land parcels is subject to the due diligence period of one hundred days, subject to a one-time 60-day extension. On September 16, 2024, the developer executed the 60 day extension in accordance with the terms of the PVM Sales Agreement. In addition, the developer has the right to terminate the PVM Sales Agreement on or before the expiration of the extended due diligence period. Accordingly, there can be no assurance the sale of the PVM land parcels will be completed under the existing or any other terms of the PVM Sales Agreement, if at all.

If the PVM Sales Agreement is terminated prior to the closing of the sale, the Company will continue with its planning for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. At this time, the Company is uncertain whether the Lahaina wildfire and resulting devastation might delay approvals from the County of Maui. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company installed a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site (see discussion above).

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”), entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20 million, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On August 12, 2024, pursuant to an amendment to the PMC Sales Agreement, the due diligence period was extended to October 2, 2024. On October 2, 2024, pursuant to a Second Amendment to the PMC Sales Agreement, the due diligence period was extended to November 1, 2024. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the PMC Sales Agreement was modified to extend the deadline for the Developer to deliver the Notice to Proceed to November 29, 2024. The developer has the right to terminate the PMC Sales Agreement depending on various factors. As the PMC Sales Agreement is subject to certain conditions, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County of Maui (the “County”) for subdivision approval. The Company has been working with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter is pending and additional efforts are being made to secure the approval. Upon final subdivision approval of all phases and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company plans to pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. At this time, the Company is uncertain whether the Lahaina wildfire and resulting devastation may negatively impact the marketability of the lots in the first phase of the development. Therefore, there can be no assurance the Company will be able to meet such timeline, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

Comparison of Results of Operations

Reference is made to the notes to the condensed consolidated financial statements for additional discussion of items addressing comparability between years.

The decrease in retirement plan investments as of September 30, 2024 as compared to December 31, 2023, is primarily due to the QRP allocation that was made to plan participants during the first quarter of 2024.

The decrease in other assets as of September 30, 2024 as compared to December 31, 2023, is primarily due to recording a credit loss reserve related to the Demand for Arbitration from the Newport Hospital Corporation during the second quarter of 2024.

The increase in accounts payable and accrued expenses at September 30, 2024 as compared to December 31, 2023 is primarily due to payables related to payroll.

The decrease in deposits and deferred gains as of September 30, 2024 as compared to December 31, 2023 is primarily due to the recognition of an insurance advance during 2024 to purchase mill replacement equipment.

The decrease in sales for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 is primarily due to the reduction of coffee sales as a result of the Lahaina wildfire.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is due to the derecognition of a contingent liability related to the D/C Distribution bankruptcy case during second quarter 2023.

The decrease in excise tax expense for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 is primarily due to the excise taxes paid on in 2023 related to the terminated Pension Plan.

The increase in insurance proceeds for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 is due to the recognition of an insurance advance during the first quarter of 2024 to purchase mill replacement equipment as well as approximately $6 million received from the Company’s insurance carriers as a result of the Lahaina wildfire.

See also the notes to the condensed consolidated financial statements for additional discussion of items addressing comparability between the three and nine months ended September 30, 2024 and 2023.

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

The Company had cash and cash equivalents of approximately $25 million and $26 million as of September 30, 2024 and December 31, 2023, respectively, which is available for, among other things, working capital requirements, including future operating expenses, the rebuilding of the coffee mill and replacement of equipment and structures destroyed in the Lahaina wildfire, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Cash Flows

Net cash flows provided by investing activities for the nine months ended September 30, 2024 were approximately $0.7 million and was due to insurance proceeds received related to the Lahaina wildfire offset by the cost of installation of a sewer line, costs of purchasing coffee mill replacement equipment, as well as, costs of project planning and engineering, primarily relating to KCF Mauka and Puukollii Village Mauka. Net cash flows used in financing activities for the nine months ended September 30, 2024 were approximately $0.8 million and was due to retirement plan investments allocated to participants in the QRP who are employees of certain affiliates of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable as the Company is a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 4.  Controls and Procedures

Disclosure controls and procedures. The principal executive officer/principal financial officer of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the principal executive officer/principal financial officer has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth in Note 6, “Commitments and Contingencies,” of the Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 10 filed May 1, 2003 and incorporated by reference herein.

3.2	Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 8-K filed April 21, 2008 and incorporated by reference herein.

10.1	Property Purchase Agreement between Kaanapali Land Management Corp. and Kauhale Development LLC dated June 3, 2024 and incorporated by reference herein.

10.2	Property Purchase Agreement between Pioneer Mill Company, LLC and Pioneer Mill Site LLC dated June 13, 2024 and incorporated by reference herein.

10.3	Amendment to Property Purchase Agreement between Pioneer Mill Company, LLC and Pioneer Mill Site LLC, dated August 12, 2024 (filed herwith).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (furnished herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	November 12, 2024

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	November 12, 2024