Form 10-K
period 2024-12-31
KAANAPALI LAND LLC
filed 2025-03-24
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of March 24, 2025, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

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

KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its remaining operations. KLC Land conducts substantially all of its business through various subsidiaries. Those subsidiaries with remaining assets of significant net value include KLC Holding Corp. ("KLC"), Pioneer Mill Company, LLC ("PMC"), and Kaanapali Land Management Corp. ("KLMC" formerly known as Kaanapali Development Corp.).

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

Pioneer Mill Site. The Company owns approximately 19 acres in Lahaina, known as the Pioneer Mill Site, which is zoned primarily industrial. This is the former site of PMC’s sugar mill on Maui and was the site of the coffee mill operation. In addition, portions of this parcel were subject to various short-term license agreements with third parties that generated income for the Company. As discussed below, the site was negatively impacted by the Lahaina wildfire.

On June 13, 2024, PMC entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20 million, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On August 12, 2024, pursuant to an amendment to the PMC Sales Agreement, the due diligence period was extended to October 2, 2024. On October 2, 2024, pursuant to a Second Amendment to the PMC Sales Agreement, the due diligence period was extended to November 1, 2024. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the PMC Sales Agreement was modified to extend the deadline for the purchaser to deliver the Notice to Proceed to November 29, 2024. A notice to proceed was received from the purchaser in accordance with the PMC Sales Agreement, as amended. The purchaser has deposited a total of $2 million into an escrow account, managed by a title company, established for the sale of the property. As noted below, the property is currently leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expires July 2025 with an option to extend for six months. The purchaser has the right to terminate the PMC Sales Agreement depending on various factors, including environmental testing of the property which will commence after the subcontractor vacates the property. As the PMC Sales Agreement is subject to certain conditions, including the results of the environmental testing, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

Lahaina Wildfire. Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill Site. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction has caused disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the long-term Maui economy and businesses operated on Maui. Maui hotel occupancy and average daily rates have declined significantly during 2024 as the Lahaina wildfire continues to disrupt tourism. Maui’s recovery from the wildfire remains slow. Clean up of Lahaina has been substantially completed by U.S. Army Corps of Engineers (“USACE”) contractors. The property is currently leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expires July 2025 with an option to extend for six months. During 2023, the Company initiated claims with its insurance carriers and in October 2023, the Company received an initial, unallocated advance payment of $1 million, in June 2024, the Company received approximately $4.9 million and in August 2024 received approximately $1.1 million from its insurance carrier. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning and design stages of relocating its coffee mill to its farm in Kaanapali.

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

In connection with any successful petition to change any of the various land use classifications (state land use district, county community plan, county zoning) of the Kaanapali 2020 Development Plan, the Company may be required to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee/workforce housing units and to make other concessions, monetary or otherwise. The ability of the Company to perform its development activities may also be adversely affected by restrictions that may be imposed by government agencies and the surrounding communities because of inadequate public facilities, such as roads, water management areas and sewer facilities, and by local opposition to continued growth. The Lahaina wildfires have caused, and may continue to cause, further delays in the Company’s planned developments. However, as part of the Kaanapali 2020 Development Plan, the Company has included a number of community members and local government officials in the development planning process and has earned significant community support for its preliminary Kaanapali 2020 Development Plan. It also believes that it enjoys general local community support for its Puukolii Village Mauka concept. The Company hopes that carrying on with this process will continue to generate substantial support from local government and the community for the Company's development plans.

There can be no assurance that all necessary approvals will be obtained, that modifications to those plans will not require additional approvals, or that such additional approvals will be obtained, nor can there be any assurance as to the timing of such events.

In September 2014, KLMC, pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”) sold an approximately 14.9 acre parcel in West Maui. The Purchase Agreement (as subsequently amended) commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1.1 million to install the sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Purchase Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed below, as of December 31, 2024, the Company recorded an approximate $1 million credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of December 31, 2024. In conjunction with the Purchase Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On August 5, 2024, NHC served KLMC with a Demand for Arbitration administered by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The arbitration hearing is expected to begin in August 2025. The pre-arbitration discovery process is ongoing. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or a material impact on business and financial results for KLMC.

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

On June 3, 2024, KLMC entered into a property sale agreement (“PVM Sales Agreement”) with an unrelated third party for the sale of several parcels of land, aggregating approximately 241 acres (the “PVM land parcels”) within Pu’ukoli’i Village Mauka located near the Kaanapali resort area, north of Lahaina, Hawaii. The closing of the sale of the PVM land parcels was subject to the satisfactory completion of the developer’s investigation and evaluation of the PVM land parcels during a specified due diligence period. Prior to the expiration of the due diligence period on November 15, 2024, the developer had not delivered a notice to proceed, and therefore, the PVM Sales Agreement terminated pursuant to its terms on November 15, 2024.

Due to the termination of the PVM Sales Agreement, the Company is continuing with its planning for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. Critical to the Company’s ability to develop Puukolii Village is the Company’s ability to secure water use permits from the State of Hawaii Commission on Water Resource Management (CWRM). The purveyor for potable water for the Kaanapali service area, which would supply water to Puukolii Village, is in the process of preparing an application to CWRM for a permit to secure the water needed to service the development. The Company is providing necessary information to support the application. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. See below for further discussion of CWRM. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company entered into a contract to install a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to reimburse KLMC for the cost of the portion of the sewer line fronting the critical care hospital site less KLMC’s obligated share of the cost. (See discussion above).

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company continues to work with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval of all phases and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Also critical to the Company’s ability to develop KCF Mauka is the Company’s ability to secure water use permits from the State of Hawaii Commission on Water Resource Management (CWRM). The purveyor for potable water for the Kaanapali service area, which would supply water to KCF Mauka, is in the process of preparing an application to CWRM for a permit to secure the water needed to service the development. The Company is providing necessary information to support the application. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. See below for further discussion of CWRM. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

Agriculture

Current Operations. Agricultural operations consist primarily of cultivation, milling and sale of coffee. The coffee farming operation includes manpower and equipment required to fertilize, prune and maintain the coffee plantations as well as equipment required to harvest and haul coffee cherry to the Company’s former processing plant (the “Mill”) located on the former sugar mill site in Lahaina, Hawaii. As discussed above, the coffee mill was destroyed in the Lahaina wildfire. The Company is in the planning and design stages of building a new mill at its farm in Kaanapali, which is not expected to be completed in time for the next coffee harvest. The coffee fields were not destroyed in the fire. The Company also maintains and operates a system of irrigation infrastructure including development tunnels, ditches, tunnels, siphons, flumes and reservoirs required to irrigate the Company’s agricultural operations and future planned developments with non-potable water.

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

In addition to the Company’s commercial coffee farming operations, the Company grows bananas and citrus. The Company also has approximately 660 acres of fenced pasture for cattle grazing as well as approximately 40 acres of fenced pasture for goat grazing. The Company’s banana operation currently consists of approximately 14 acres. The bananas are sold by the Company to certain customers for distribution on Maui. KLMC also grows and sells a small amount of various citrus including grapefruit and lemons. These are sold to various local venders to be sold at farmer’s markets on Maui. Although the Company realizes minor amounts of revenue relating to these agricultural operations there are certain property tax advantages with land engaged in active agriculture.

For a description of financial information by segment, please read Note 7 to the attached consolidated financial statements included in Item 8, which information is incorporated herein by reference.

Employees

At March 1, 2025, Kaanapali Land and its subsidiaries employed a total of 24 employees. Certain corporate services are provided by Pacific Trail Holdings, LLC (“Pacific Trail”) and its affiliates. Pacific Trail owns approximately 76% of the Common Shares of Kaanapali Land. Kaanapali Land reimburses Pacific Trail and its affiliates for these services and related overhead at cost.

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

Market Conditions and Competition

There are a number of factors that historically have negatively impacted Kaanapali Land's property activities, including market conditions, the difficulty in obtaining regulatory approvals, the high cost of required infrastructure and the Company's ability to maintain operating surplus in its other business segment. In addition, the Lahaina wildfire could eventually cause a weakening of the west Maui real estate market, which could negatively impact the Company. As a result, the planned use of many of the Company's land holdings and the ability to generate cash flow from these land holdings have become long-term in nature, and the Company has found it necessary to sell certain parcels in order to raise cash rather than realize their full economic potential through the entitlement process.

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

Environmental Matters

The Company is subject to environmental and health safety laws and regulations related to the ownership, operation, development and acquisition of real estate, the destruction that occurred at the Pioneer Mill Site as a result of the Lahaina wildfire, or the operation of former business units. Under those laws and regulations, the Company may be liable for, among other things, the costs of removal or remediation of certain hazardous substances. In addition, the Company may find itself having to defend against personal injury lawsuits based on exposure to substances including asbestos related liabilities. Regarding asbestos related liabilities, Kaanapali Land, as successor to other entities and D/C Distribution Corporation (“D/C”) have been named as defendants in personal injury actions allegedly based on exposure to asbestos. Those laws and regulations often impose liability without regard to fault. With regard to other environmental matters as generally described in the risk factors set forth below, no assurance can be given that those matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations. Reference is made to Item 1A. Risk Factors and Note 6 of the consolidated financial statements included in Item 8 for a description of certain legal proceedings related to environmental conditions.

Item 1A. Risk Factors

The Company faces numerous risks and uncertainties, including those set forth below. The risks described below are not the only risks that the Company faces. New risk may emerge from time to time and it is not possible to predict all such risks. These risk factors include a number of risks and uncertainties that could negatively impact Kaanapali Land's property activities and operations. If any of the risks described below or any potential new risks not yet identified occur, they may have a material adverse effect on the Company's business, consolidated financial position or results of operations.

Reference is made to Item 1. Business and Item 3. Legal Proceedings for further discussion of some of the risks and uncertainties factors facing Kaanapali Land.

Risks Related to Hawaiian Real Estate and Development Markets

The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Village Mauka), as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from inadequate pricing or declines on asset values or pace of sales of properties or disruptions and delays in the supply of construction material or changes in costs of construction or development; increased and continuing government mandates; adverse changes in Hawaiian economic conditions, such as increased costs resulting from high rates of inflation, and availability of labor, increased costs of marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as geopolitical events in Europe, the Middle East, Asia, and Russia’s invasion of Ukraine, additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; substantial increase in cost of travel to Hawaii due to the increase in fuel costs or other events in the airline industry that could lessen travel and tourism in Hawaii; the spread of contagious viruses or diseases, that could negatively impact commerce generally and travel to Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; increase in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including wildfires, earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

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

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill Site. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction has caused disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the long-term Maui economy and businesses operated on Maui. Maui hotel occupancy and average daily rates have declined during 2024 as the Lahaina wildfire continues to disrupt tourism. Maui’s recovery from the wildfire remains slow. Clean up of Lahaina has been substantially completed by U.S. Army Corps of Engineers (“USACE”) contractors. The property is currently leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expires July 2025 with an option to extend for six months. During 2023, the Company initiated claims with its insurance carriers and in October 2023, the Company received an initial, unallocated advance payment of $1 million, in June 2024, the Company received approximately $4.9 million and in August 2024 received approximately $1.1 million from its insurance carrier. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning and designing stages of relocating its coffee mill to its farm in Kaanapali.

In addition, similar events elsewhere in Hawaii may cause regulatory responses that impact all landowners. For example, as described in Note 6 to the consolidated financial statements included in Item 8, the Company received notice from the Hawaii Department of Land and Natural Resources ("DLNR") that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through the most recent inspections that occurred in July 2024. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company does not expect that additional deficiencies will be cited as a result of the most recent inspection. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating plans to address emergency events and basic operations and maintenance. Remediation of all cited deficiencies could result in significant and costly improvements which may be material to the Company.

The DLNR categorizes the reservoirs as "high hazard" under State of Hawaii Administrative Rules and State Statutes concerning dam and reservoir safety. This classification, which bears upon government oversight and reporting requirements, may materially increase the cost of managing and maintaining these reservoirs.

Risks Relating to Agriculture

The Company remains engaged in farming, harvesting, and milling operations relating to coffee orchards. The Company incurs significant risks relating to the cost of growing and maintaining the coffee trees and producing and selling the coffee. As discussed above, the coffee mill was destroyed in the Lahaina wildfire. The Company is in planning and design stages of building a new mill at its farm in Kaanapali, which is not expected to be completed in time for the next coffee harvest. The coffee fields were not damaged in the fire. The Company is experiencing rising costs in its farming operations as a result of local labor shortages and the recent rise in inflation. Such cost increases may negatively impact the Company’s results of operations in the future and may cause disruptions in the Company’s development plans. The Company also incurs the risk that coffee farming could be materially affected because of the adverse effects on coffee yields caused by coffee berry borer (“CBB”), coffee leaf rust (“CLR”) or through regulatory risk, as described below. The Company relies on water sourced from its irrigation systems, which divert water from streams and development tunnels into a network of ditches, tunnels, flumes, siphons and reservoirs. In the event CWRM or any other regulatory body limits the Company’s ability to divert stream waters to its irrigation systems, the result could have a negative impact on the Company’s ability to continue with its agricultural operations and development plans.

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

Adverse macroeconomic conditions continue to cause economic uncertainty and market volatility. High levels of inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, challenges in the supply chain, implementation of tariffs, and other adverse macroeconomic conditions, may continue. Such uncertainty and risk may negatively impact the Company’s performance and financial results, including any potential negative impact on the values of its property holdings on Maui and future planned development and sales of parcels of such development, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

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

Kaanapali Land, as successor by merger to other entities, and D/C have been named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land (hereafter, “Kaanapali Land asbestos cases”) are allegedly based on its prior business operations in Hawaii and cases against D/C were allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Certain asbestos-related proofs of claims in the bankruptcy case had been withdrawn in connection with closing the bankruptcy. Certain of these cases have been refiled subsequent to the closing of the bankruptcy. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases had a material adverse effect on the financial condition of D/C as it was forced to file a voluntary petition for liquidation. Such bankruptcy case was closed on June 14, 2023. Kaanapali Land does not presently believe that future cases in which it may be named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard. Reference is made to Note 7 to the Company’s consolidated financial statements included in Item 8 for additional discussion.

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

The Company engages a national technology firm in an effort to maintain and continually update its cybersecurity posture and keep current with evolving cybersecurity risks. The IT Provider’s cybersecurity program is examined on a regular basis, and new procedures and tools are adopted on an ongoing basis to address the changing cybersecurity landscape. The IT Provider’s technology team tests the effectiveness of its tools with periodic exercises, including Penetration (PEN) tests. Risk is assessed to identify and manage risks that could affect its ability to provide reliable processing to the Affiliated Group. This process requires IT Provider to identify significant risks based upon the following: (a) management’s internal knowledge of and perceived risks to the IT environment, (b) significant changes to the internal and the third-party vendor IT environments, (c) input received annually from its consultants and external auditors based on its auditor’s review of the IT operating environment, (d) management’s review of Service Organization Controls (SOC) reports received from vendors housing critical applications, (e) regulatory requirements or operating standards that may directly impact the IT environment, and (f) identification of threats and the evaluation of the probability and likelihood of threats. For any significant risks identified, IT Provider’s management is responsible for implementing appropriate measures to monitor and manage these risks, including implementing or revising control procedures, conducting specific consulting projects, and updating systems and processes to ensure compliance.

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

Item 2. Properties

Land Holdings

The major real properties owned by the Company are described under Item 1. Business. The Company believes that its real properties are adequate and suitable for its business as presently conducted.

Item 3. Legal Proceedings

The information set forth under the “Commitments and Contingencies” section in Note 6 to the consolidated financial statements, included in Part II, Item 8 of this report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2025, there were approximately 611 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. “Shares” mean shares of the Company which represents membership interests in the Company. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's shares. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of shares in the Company will not receive direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends were paid by the Company in 2024 and the Company does not anticipate making any distributions for the foreseeable future.

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

In addition to historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. These statements include expectations concerning, among other things, the expected outcome of legal proceedings, the anticipated resolution of permit applications and regulatory comments, the Company’s liquidity and operations, and the Company’s land development plans, goals and initiatives. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, natural events, including the Lahaina wildfire discussed below, the effect of geopolitical, economic and market conditions in Hawaii and globally, including increases in the rate of inflation, changes to fiscal and monetary policy, heightened interest rates and currency fluctuations, pressure on the global banking system, competitive market conditions, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, and actual versus projected timing of events all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Lahaina Wildfire

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill Site. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction has caused disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the 2023 and 2024 coffee crop. It is also likely that the fires and devastation caused thereby will adversely affect the long-term Maui economy and businesses operated on Maui. Maui hotel occupancy and average daily rates have declined during 2024 as the Lahaina wildfire continues to disrupt tourism. Maui’s recovery from the wildfire remains slow. Clean up of Lahaina has been substantially completed by USACE contractors. The property is currently leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expires July 2025 with an option to extend for six months. During 2103, the Company initiated claims with its insurance carriers and in October 2023, the Company received an initial, unallocated advance payment of $1 million, in June 2024, the Company received approximately $4.9 million and in August 2024 received approximately $1.1 million from its insurance carrier. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning and design stages of relocating its coffee mill to its farm in Kaanapali.

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

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which committed KLMC to fund up to $0.6 million depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1.1 million, as amended, to install the sewer line. KLMC paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed below, as of December 31, 2024, the Company recorded a $1 million credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of December 31, 2024. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On August 5, 2024, NHC served KLMC with a Demand for Arbitration, administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The arbitration hearing is expected to begin in August 2025. The pre-arbitration discovery process is ongoing. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or a material impact on business and financial results for KLMC.

The Company is in the planning stages for the development of a 295-acre parcel in KCF Mauka. The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company has been working with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval of all phases and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Also critical to the Company’s ability to develop KCF Mauka is the Company’s ability to secure water use permits from the State of Hawaii Commission on Water Resource Management (CWRM). The purveyor for potable water for the Kaanapali service area, which would supply water to KCF Mauka, is in the process of preparing an application to CWRM for a permit to secure the water needed to service the development. The Company is providing necessary information to support the application. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. See below for further discussion of CWRM. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

On June 3, 2024, KLMC entered into a property sale agreement (“PVM Sales Agreement”) with an unrelated third party for the sale of several parcels of land, aggregating approximately 241 acres (the “PVM land parcels”) within Pu’ukoli’i Village Mauka located near the Kaanapali resort area, north of Lahaina, Hawaii. The closing of the sale of the PVM land parcels was subject to the satisfactory completion of the developer’s investigation and evaluation of the PVM land parcels during a specified due diligence period, and prior to the expiration of the due diligence period on November 15, 2024, the developer had not delivered a notice to proceed. Therefore, the PVM Sales Agreement terminated pursuant to its terms on November 15, 2024.

Due to the termination of the PVM Sales Agreement, the Company is continuing with its planning for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. Critical to the Company’s ability to develop Puukolii Village is the Company’s ability to secure water use permits from the State of Hawaii Commission on Water Resource Management (CWRM). The purveyor for potable water for the Kaanapali service area, which would supply water to Puukolii Village, is in the process of preparing an application to CWRM for a permit to secure the water needed to service the development. The Company is providing necessary information to support the application. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. See below for further discussion of CWRM. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company entered into a contract to install a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site (see discussion above).

Comparison of Results of Operations

2024 Compared to 2023

The decrease in retirement plan investments as of December 31, 2024 as compared to December 31, 2023, is primarily due to the QRP allocation that was made to plan participants during the first quarter of 2024.

The decrease in other assets as of December 31, 2024 as compared to December 31, 2023, is primarily due to recording a credit loss reserve related to the Demand for Arbitration from the Newport Hospital Corporation during the second quarter of 2024.

The decrease in deposits and deferred gains as of December 31, 2024 as compared to December 31, 2023 is primarily due to the recognition of an insurance advance during 2024 to purchase mill replacement equipment.

The decrease in sales for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily due to the reduction of coffee sales as a result of the Lahaina wildfire.

The increase in selling, general and administrative expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is due to the derecognition of a contingent liability related to the D/C Distribution bankruptcy case during second quarter 2023.

The decrease in excise tax expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is due to the excise taxes paid in 2023 related to the terminated Pension Plan.

The increase in insurance proceeds for the year ended December 31, 2024 as compared to the year ended December 31, 2023 is due to the recognition of an insurance advance during the first quarter of 2024 to purchase mill replacement equipment as well as approximately $6 million received from the Company’s insurance carriers as a result of the Lahaina wildfire.

See also the notes in the condensed consolidated financial statements included in Item 8, for additional discussion of items addressing comparability between years.

Liquidity and Capital Resources

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Reference is made to Item 1 - Business, Note 6 to the consolidated financial statements and other footnotes to the consolidated financial statements included in Item 8. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

The Company had cash and cash equivalents of approximately $23 million as of December 31, 2024, which is available for, among other things, working capital requirements, including future operating expenses, the rebuilding of the coffee mill and replacement of equipment and structures destroyed in the Lahaina wildfire, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Deferred income taxes are accounted for in accordance with FASB ASC Topic 740 – Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized. The Company has a deferred tax asset related to federal net operating losses (NOLs) of $8,289, of which $4,063 has been subject to a valuation allowance. Such allowance is subject to assumptions and judgment. If the Company generates taxable income in future years and the Company determines that the valuation allowance is no longer required, the tax benefit for the remaining deferred tax asset will be recognized at that time. Reference is made to Note 4 to the consolidated financial statements included in Item 8 for further discussion.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)

Consolidated Balance Sheets, December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

Consolidated Statements of Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Stockholders

Kaanapali Land, LLC

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kaanapali Land LLC (a Delaware limited liability company ) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas

March 24, 2025

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2024 and 2023

(Dollars in Thousands, except share data)

	2024	2023
Assets

Cash and cash equivalents	$23,082	$26,260
Property, net	62,992	60,200
Retirement plan investments	4,255	5,067
Other assets, net	638	1,492
Total assets	$90,967	$93,019

Liabilities

Accounts payable and accrued expenses	$355	$346
Deposits and deferred gains	997	1,433
Deferred income taxes	5,769	5,979
Other liabilities	2,063	1,550

Total liabilities	9,184	9,308

Commitments and contingencies (Note 7)

Equity

Common equity, at 12/31/2024 and 12/31/2023 Shares authorized – Common shares unlimited, Class C shares 52,000;Common shares issued and outstanding 1,792,613 at 12/31/2024 and 12/31/2023, Class C shares issued and outstanding 52,000 at 12/31/2024 and 12/31/2023	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	76,312	78,240

Total shareholders’ equity	81,783	83,711

Total liabilities and shareholders’ equity	$90,967	$93,019

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2024 and 2023

(Dollars in Thousands except Per Share Amounts)

	2024	2023
Revenues:
Sales and lease income	$506	$2,990
Interest and other income	1,445	1,726
Crop insurance proceeds	--	538
	1,951	5,254

Cost and expenses:
Cost of sales	2,774	2,858
Selling, general and administrative	6,516	(804)
Excise tax expense	--	2,952
Depreciation and amortization	205	198
	9,495	5,204

Operating income (loss) before other income and income taxes	(7,544)	50

Other income:
Net gain on property damage and lost profits, net of insurance claims	6,243	314
	6,243	314

Income (loss) before income taxes	(1,301)	364
Income tax benefit (expense)	210	3,343

Net income (loss)	$(1,091)	$3,707

Net income (loss) per share – basic and diluted	$(0.59)	$2.01

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2024 and 2023

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Stockholders’ Equity

Balance December 31 2022	$--	$5,471	$74,533	$80,004

Net income	--	--	3,707	3,707

Balance December 31, 2023	--	5,471	78,240	83,711

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(837)	(837)
Net loss	--	--	(1,091)	(1,091)

Balance December 31, 2024	$--	$5,471	$76,312	$81,783

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2024 and 2023

(Dollars in Thousands)

	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,091)	$3,707
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from insurance	(5,970)	--
Interest from retirement plan investments	(207)	--
Depreciation and amortization	205	198
Credit loss reserve	988	--
Deferred income taxes	(210)	(3,343)
Insurance proceeds from business interruption	3,827	--
Changes in operating assets and liabilities:
Investments	--	19,115
Retirement plan investments	--	(5,067)
Other assets	(134)	(598)
Accounts payable, accrued expenses, deposits, deferred gains and other	(187)	(5,859)
Net cash provided by (used in) operating activities	(2,779)	8,153

Cash flows from investing activities:
Property additions	(2,997)	(1,823)
Receivable due to sewer line installation	--	(885)
Insurance proceeds from casualty loss	2,416	1,000
Proceeds from retirement plan investments	1,019	--
Net cash used in investing activities	438	(1,708)

Cash flows from financing activities:
Distribution for retirement plan contribution for employees of affiliates under common control	(837)	--
Net cash provided by (used in) financing activities	(837)	--

Net increase (decrease) in cash and cash equivalents	(3,178)	6,445

Cash and cash equivalents at beginning of year	26,260	19,815

Cash and cash equivalents at end of year	$23,082	$26,260

Supplemental Cash Flow Information:
Income taxes paid	$62	$--

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Notes to Consolidated Financial Statements

(Dollars in Thousands)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Kaanapali Land, LLC and all of its subsidiaries and its predecessors (collectively, the "Company") (“Kaanapali Land”). All significant intercompany transactions and balances have been eliminated in consolidation.

There are 1,792,613 Common Shares and 52,000 Class C Shares issued, all of which are outstanding at December 31, 2024.

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment primarily engages in farming, harvesting and milling operations relating to coffee orchards and also cultivates, harvests and sells bananas and citrus fruits and engages in certain ranching operations. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 7.

Property

Property is stated at cost. Depreciation is based on the straight-line method over the estimated economic lives of 15-40 years for the Company's depreciable land improvements, 3-18 years for machinery and equipment. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

	2024	2023
Property, net:
Land and land improvements	$60,942	$59,874
Buildings	812	958
Machinery and equipment	6,405	4,330
	68,159	65,162
Accumulated depreciation	(5,167)	(4,962)

Property, net	$62,992	$60,200

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

Inventory of land held for sale, if any, is carried at the lower of cost or fair market value, less costs to sell, which is based on current and foreseeable market conditions, discussions with real estate brokers and review of historical land sale activity (Level 2 and 3). The Company has determined that none of its properties currently meet held for sale criteria. Land is currently utilized for commercial specialty coffee farming operations which also support the Company’s land development program, as well as, farming bananas, citrus, other farm products, and ranching operations. Additionally, miscellaneous parcels of land had been leased or licensed to third parties on a short term basis prior to the Lahaina wildfire, as discussed below.

Beginning on August 8, 2023, a wildfire occurred due east of historic Lahaina town in Maui. The fire spread rapidly due to extreme wind conditions caused in part by Hurricane Dora which traveled 800 miles offshore west of Maui. The fires caused multiple fatalities, widespread damage to Lahaina town and the surrounding area including the Company’s 19-acre Pioneer Mill Site. The Company’s offices and coffee mill were located on the site as well as various other structures including a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. Although no employees were injured in the fire, the Company’s offices and coffee store building were destroyed. Additionally, most of the personal property of the licensees and the coffee mill was destroyed. The widespread destruction has caused disruptions in the Company’s development plans. The damage to the coffee mill has disrupted operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. The costs associated with harvesting and destroying the annual coffee crop is recorded within cost of sales in the consolidated statement of operations for the year ended December 31, 2024. It is also likely that the fires and devastation caused thereby will adversely affect the long-term Maui economy and businesses operated on Maui. Maui hotel occupancy and average daily rates have declined during 2024 as the Lahaina wildfire continues to disrupt tourism. Maui’s recovery from the wildfire remains slow. Clean up of Lahaina has been substantially completed by U.S. Army Corps of Engineers (“USACE”) contractors. The property is currently leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expires July 2025 with an option to extend for six months. During 2023, the Company initiated claims with its insurance carriers. In October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. In June 2024, the Company received $4,882 and in August 2024 received $1,088, both of which are recorded within insurance proceeds in the consolidated statement of operations for the year ended December 31, 2024. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales, or the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of our insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under our insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning and design stages of relocating its coffee mill to its farm in Kaanapali.

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

As a result of the fires, the Company performed an impairment evaluation of its asset groups to determine if provisions for impairment losses should be recognized. Based on the evaluation and continued monitoring, the Company concluded a provision for impairment should not be recognized for the year ended December 31, 2024. The Company will continue to monitor and evaluate the indicators for evidence of impairment in future periods. There can be no assurance that future impairment testing will not indicate that impairment has occurred and that a provision for impairment will be required.

While most of the personal property destroyed in the fire was fully depreciated the Company wrote off the net carrying value of destroyed property and equipment totaling approximately $413, which was offset against a portion of the net gain on property damage and lost profits, net of insurance claims on the Company’s consolidated financial statements at December 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of December 31, 2024 is a money market fund for $21,760 that is considered to be a fair value hierarchy Level 1 investment. Interest and other income include interest earned on the money market funds. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Allowance for Credit Loss Reserve

Allowances for credit loss are based on the Company’s assessment of the collectability of receivables considering delinquency status and related aging, if applicable, and an evaluation of expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of receivable. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s exposure to credit losses on accounts receivable is limited to its receivable from Newport Hospital Corporation (“NHC”). The Company established a reserve for doubtful accounts based on the receipt of a Demand for Arbitration received from NHC and as of December 31, 2024, the Company recorded a $988 credit loss reserve. The credit loss reserve is recorded within other assets, net in the consolidated balance sheet at December 31, 2024. Reference is made to Note 2, Land Development for further discussion.

Subsequent Events

The Company has performed an evaluation of subsequent events from the date of the financial statements included in this annual report through the date of its filing with the Securities and Exchange Commission. For further information on the Company’s subsequent events see Note 9.

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

The Company’s revenues that were subject to revenue recognition standards for the years ended December 31, 2024 and 2023, were $300 and $2,283, respectively, related to coffee and other sales.

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the years ended December 31, 2024 and 2023, the Company recognized $206 and  $707, respectively, of lease income, substantially comprised of non-variable lease payments. During the years ended December 31, 2024 and 2023, the Company recognized $205 and $106 , respectively, of lease expense, substantially comprised of non-variable lease payments. The majority of the Company's leases to tenants were terminated due to the Lahaina wildfire.

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

In November 2023, the FASB issued ASU No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The adoption of ASU 2023-07 is disclosed in the Company’s business segments. Reference is made to Note 7. Business Segment Information.

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

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires entities to improve the disclosures about business expenses and provide more detailed information about the types of expenses in commonly presented expense captions. In addition, the amendments in the ASU improve financial reporting by requiring that entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. While the Company is currently evaluating the effect that implementation of this update will have on its consolidated financial statements, no significant impact is anticipated.

Other Liabilities

Other liabilities are comprised of estimated liabilities for losses, commitments and contingencies related to various divested assets or operations. These estimated liabilities include the estimated effects of certain asbestos related claims, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its loss contingency amounts and adjusts such as it determines the appropriate loss contingency amount to reflect current information. Reference is made to Note 6, Commitments and Contingencies.

Income Taxes

Income taxes are accounted for under the asset and liability approach which requires recognition of deferred tax assets and liabilities for the differences between the financial reporting and tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a Property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1,137, as amended, to install the sewer line. KLMC paid $1,108 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed in Note 6, Commitments and Contingencies, as of December 31, 2024, the Company recorded a $988 credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of December 31, 2024. The provision for credit loss reserve is recorded within selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On June 3, 2024, KLMC entered into a property sale agreement (“PVM Sales Agreement”) with an unrelated third party for the sale of several parcels of land, aggregating approximately 241 acres (the “PVM land parcels”) within Pu’ukoli’i Village Mauka located near the Kaanapali resort area, north of Lahaina, Hawaii. The closing of the sale of the PVM land parcels was subject to the satisfactory completion of the developer’s investigation and evaluation of the PVM land parcels during a specified due diligence period, and prior to the expiration of the due diligence period on November 15, 2024, the developer had not delivered a notice to proceed. Therefore, the PVM Sales Agreement terminated pursuant to its terms on November 15, 2024.

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”), entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20,000, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On August 12, 2024, pursuant to an amendment to the PMC Sales Agreement, the due diligence period was extended to October 2, 2024. On October 2, 2024, pursuant to a Second Amendment to the PMC Sales Agreement, the due diligence period was extended to November 1, 2024. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the PMC Sales Agreement was modified to extend the deadline for the purchaser to deliver the Notice to Proceed to November 29, 2024. A notice to proceed was received from the purchaser in accordance with the PMC Sales Agreement, as amended. The purchaser has deposited a total of $2,000 into an escrow account, managed by a title company, established for the sale of the property. The property is currently leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expires July 2025 with an option to extend for six months. The purchaser has the right to terminate the PMC Sales Agreement depending on various factors, including environmental testing of the property which will commence after the subcontractor vacates the property. As the PMC Sales Agreement is subject to certain conditions, including the results of the environmental testing, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

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

On September 8, 2023, the Company transferred $5,000 which was approximately 25% of the Pension Plan assets to a qualified replacement plan (“QRP”). The Company’s contribution to the QRP enabled the Company to reduce the excise tax due as a result of the Pension Plan termination from 50% to 20% of the amount reverted to the Company. The Company paid the 20% excise tax of approximately $2,900 in October 2023. In accordance with U.S. GAAP, the amount transferred to the QRP is reflected as Retirement plan investments on the Company’s consolidated balance sheet as of December 31, 2024. Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 26, 2024, approximately $1,019 was allocated to the participants in the QRP. Approximately $182 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024 and approximately $837 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet as of December 31, 2024.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac Hawaii, LLC (now known as KLC Land Company, LLC, a direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations) and their spouses with pension benefits. The deferred compensation liability of $271 and $244, included in Other liabilities, and assets funding such deferred compensation liability of $15 and $13, included in Other assets, are consolidated in the Company's consolidated balance sheet as of December 31, 2024 and 2023, respectively.

(4)       Income Taxes

Income tax expense/(benefit) attributable to income from continuing operations for the years ended December 31, 2024 and 2023 consist of:

	Current	Deferred	Total
Year ended December 31, 2024:
U.S. federal	$--	$(283)	$(283)
State	--	73	73
	$--	$(210)	$(210)

Year ended December 31, 2023:
U.S. federal	$--	$(2,700)	$(2,700)
State	--	(643)	(643)
	$--	$(3,343)	$(3,343)

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

 Income tax expense/(benefit) attributable to income from continuing operations differs from the amounts computed by applying the U.S. federal income tax rate of 21 percent effective for 2024 and 2023 and prior years to pretax income from operations as a result of the following:

	2024	2023
Federal provision at 21%	$(275)	$77
State provision at 5%	(66)	18

Federal NOLs utilized	--	(2,395)
Federal NOLs generated	--	--

State NOLs utilized	--	(950)
State NOLs generated	127	--

Other	4	(93)

Total	$(210)	$(3,343)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2024 and 2023 are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Loss contingencies related primarily to losses on divestitures, less recognized insurance recovery	$590	$575
Loss carryforwards	10,774	10,057
Other, net	172	97
Total deferred tax assets	11,536	10,729
Less – valuation allowance	6,549	6,422
Total deferred tax assets	4,987	4,307

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	10,756	10,286
Prepaid pension costs	--	--
Total deferred tax liabilities	10,756	10,286
Net deferred tax liability	$5,769	$5,979

As of December 31, 2024, the Company has a deferred tax asset related to federal NOLs of $8,289 ($39,468 of gross NOLs), of which $4,063 has been subject to a valuation allowance. The NOLs originated in 2006 through 2017 will expire over 20 years. The NOLs originated in 2018 and later years will not expire. As of December 31, 2024, the Company has a deferred tax asset related to state NOLs of $2,486 ($49,710 of gross NOLs), all of which has been subject to a valuation allowance. The state NOLs expire in various years through 2037.

The statutes of limitations with respect to the Company's taxes for 2021 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all NOLs generated and not yet utilized are subject to adjustment by the Internal Revenue Service (“IRS”). The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company is liable, the Company’s results of operations may be affected adversely and materially.

(5)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. The total of such commissions for the years ended December 31, 2024 and 2023 was approximately $50 and $51, respectively.

The Company reimburses affiliates of Pacific Trail Holdings, LLC, the owner of approximately 76.4% of the Company’s Common Shares, for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2024 and 2023 were $1,339 and $1,158, respectively, all of which was paid as of December 31, 2024.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The total allocation of $837, which occurred during the first quarter of 2024, was recorded as a reduction in accumulated earnings in the consolidated balance sheet as of December 31, 2024. Reference is made to Note 3 for discussion regarding the QRP.

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

On January 21, 2020, certain asbestos claimants filed a Stay Relief Motion in the Bankruptcy Court for the Northern District of Illinois, Eastern Division, Case No. 07-12776 (“motion to lift stay”) in connection with the D/C proceeding. The motion sought the entry of an order, among other things, modifying an automatic stay in the D/C bankruptcy to permit those claimants to prosecute various lawsuits in state courts against D/C and to recover on any judgment or settlement solely from any available insurance coverage. Various oppositions to the motion to lift stay were filed, and the matter was heard and taken under advisement in April 2020. On July 21, 2020, the bankruptcy court issued an order granting the motion to lift stay to permit the movants to pursue their claims and to recover any judgment or settlement from and to the extent of any available insurance coverage of D/C only.

Thereafter, certain asbestos-related proofs claims in the bankruptcy case were withdrawn in connection with the closing of the bankruptcy case. A court hearing was held on March 29, 2023 in which the court awarded the trustee’s compensation and expenses and therefore D/C no longer has any assets. On June 6, 2023, the bankruptcy trustee filed a final account and application to close the D/C bankruptcy and on June 14, 2023, the D/C bankruptcy court closed the case and the trustee was discharged. Due to the closing of the case, the Company derecognized a related contingent liability. The derecognition of the contingent liability is included as a reduction of Selling, general and administrative expenses and resulted in a credit in expenses on the Company’s consolidated statement of operations for the year ended December 31, 2023. However, personal injury claimants have asserted, and may in the future assert, asbestos-related claims against D/C.

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

The DLNR categorizes the reservoirs as "high hazard" under State of Hawaii Administrative Rules and State Statutes concerning dam and reservoir safety. This classification, which bears upon government oversight and reporting requirements, may materially increase the cost of managing and maintaining these reservoirs. The Company does not believe that this classification is warranted for either of the reservoirs and has initiated a dialogue with DLNR in that regard. In April 2008, the Company received further correspondence from DLNR that included the assessment by their consultants of the potential losses that result from the failure of these reservoirs. In April 2009, the Company filed a written response to DLNR to correct certain factual errors in its report and to request further analysis on whether such "high hazard" classifications are warranted. It is unlikely that the “high hazard” designation will be changed.

On August 5, 2024, NHC served KLMC with a Demand for Arbitration administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The arbitration hearing is expected to begin in August 2025. The pre-arbitration discovery process is ongoing. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or have a material impact on business and financial results for KLMC.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. During third quarter 2023, the Company received $538 in insurance proceeds related to an insured event that occurred during the 2022 crop year. This amount has been recorded within crop insurance proceeds in the Company’s consolidated financial statements. Additionally, as a result of the Lahaina wildfire, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. In June 2024, the Company received an insurance payment of $4,882 and in August 2024, received $1,088, both of which are recorded within net gain on property damage and lost profits, net of insurance claims in the Company’s consolidated financial statements. Reference is made to Note 1, Property, for further discussion regarding the Lahaina wildfire.

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

(7)       Business Segment Information

The Company’s reportable segments are components of the Company that engage in certain business activities. The Company measures and evaluates operating segments based on revenues and operating income (loss). The internal reporting of these operating segments is based, in part, on the reporting and review process used in the evaluation of operating income (loss). The internal reporting is used for such review process by the Company’s chief operating decision maker (“CODM”), its President. The CODM primarily uses operating income (loss), a measure that is determined in accordance with U.S. GAAP, to evaluate segment income (loss) when making decisions about allocating resources to the segments.

As described in Note 1, the Company has two reportable business segments, Property and Agriculture. The Company’s Property segment consists primarily of revenue received from land sales and development, and lease and licensing agreements. The Company’s Agricultural segment currently consists primarily of coffee farming and milling operations and sales of coffee, other farm related operations, and revenue derived from licensing agreements.

The Corporate amounts include interest earned on the Company’s investments and costs that are not allocated to segments including direct expenses and general overhead expenses reimbursed to Pacific Trail, certain professional fees, insurance expenses and other expenses.

Net gain on property damage and lost profits, net of insurance claims is a result of the Company’s losses caused by the destruction of the Lahaina wildfires.

The Company has determined its significant segment expense categories based on amounts used, in part, by the Company’s CODM when making decisions about allocating resources to the segments.

Reportable segment revenues and significant reportable segment expense categories and amounts included in the Company’s measure of operating profit (loss) by business segment are presented in the tables below.

	2024	2023
Property
Revenue	$311	$458
Less:
Operating costs and expenses	1,022	1,126
Property	125	130
Credit loss reserve expense	988	--
Depreciation	63	69
Other selling, general, and administrative expenses	1,045	758
Property operating loss before income taxes	(2,932)	(1,625)

Agriculture
Revenue	217	3,178
Less:
Cost of goods sold	2,593	2,869
Property tax	18	58
Other selling, general, and administrative expenses	164	177
Depreciation	142	129
Agriculture operating loss before income taxes	(2,700)	(55)

Operating loss	(5,632)	(1,680)

Net gain on property damage and lost profits, net of insurance claims	6,243	314
Corporate operating income (loss) before income taxes	(1,912)	1,730

Income (loss) before income taxes	$(1,301)	$364

Identifiable assets by business segment are those assets that are used in the Company’s operations in each segment. Agricultural identified assets include land classified as agricultural or conservation for State and County purposes. Corporate assets consist principally of cash and cash equivalents and receivables related to previously divested businesses.

Identifiable assets, capital expenditures, and depreciation and amortization by business segment are presented in the tables below.

	2024	2023
Identifiable Assets:
Property	$12,220	$10,468
Agriculture	58,299	53,298

	70,519	63,766
Corporate	20,448	29,253

	$90,967	$93,019

Capital Expenditures:
Property	$1,016	$1,619
Agriculture	1,981	204
	$2,997	$1,823

Depreciation and Amortization:
Property	$63	$69
Agriculture	142	129
	$205	$198

(8)       Calculation of Net Income Per Share

          The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2024	Year Ended December 31, 2023
	(Amounts in thousands except per share amounts)
Numerator:
Net income (loss)	$(1,091)	$3,707

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845

Net income (loss) per share – basic and diluted	$(0.59)	$2.01

As of December 31, 2024, the Company had issued and outstanding 1,792,613 Common Shares and 52,000 Class C Shares. The Class C Shares have the same rights as the Common Shares except that the Class C Shares will not participate in any distributions until the holders of the Common Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data is based on the aggregate 1,844,613 outstanding shares.

(9) Subsequent Events

In February 2025, approximately $1,098 was allocated to the participants in the qualified replacement plan.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the Company’s Amended and Restated Limited Liability Agreement (“LLC Agreement”). Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the Company’s LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of December 31, 2024, the executive officers and certain other officers of the Company were as follows:

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

Stephen Lovelette (age 68) has been the President of KLC Land and Kaanapali Land since March 2019. Since March 2019, Mr. Lovelette has been Chief Executive Officer of Kaanapali Land and since June 2018, Mr. Lovelette has been Chief Financial Officer of Kaanapali Land. Mr. Lovelette is in charge of implementing the Kaanapali 2020 Development Plan. Mr. Lovelette has been associated with JMB and its affiliates for over 30 years. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and its affiliates. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

It is currently anticipated that Stephen Lovelette will continue to devote approximately 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependent upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

Richard Helland (age 68) has been a Vice President of the Company since July 2004. Mr. Helland has been Principal Accounting Officer since June 2018. He holds a bachelor’s degree from Illinois State University and is a Certified Public Accountant. Mr. Helland has substantial experience in the management and reporting functions of both public and private entities.

In light of the fact that the Company's shares are not publicly traded, the Company is a limited liability company and the rights of members are governed by the Company’s LLC Agreement, the Company has determined that it is not necessary to have a separately designated audit committee, compensation committee, an audit committee financial expert, or a code of ethics that applies to its principal executive, financial or accounting officers as those terms are defined in the rules and regulations of the SEC or an insider trading policy governing the purchase, sale and/or other dispositions of the Company’s shares.

Item 11. Executive Compensation

Certain officers of the Company listed in Item 10 above are officers of JMB and are compensated by JMB or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse JMB, Pacific Trail and their affiliates for any expenses incurred while providing services to the Company.

Summary Compensation Table

Name (1)	Principal Position	Year	Salary ($) (2)	All Other Compensation ($)	Total ($)
Stephen A. Lovelette	President, Chief Executive Officer and Chief Financial Officer	2024	445,278	--	445,278
		2023	337,778	--	337,778

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

The Company does not have a specific policy or practice on the timing of awards of stock options, stock appreciation rights, or similar option-like instruments in relation to the disclosure of material nonpublic information by the Company, as the Company does not currently grant such awards.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth, as of March 24, 2025, the beneficial ownership of the Company’s Common Shares and Class C Shares by the Company’s named executive officer and each shareholder known to us to be the beneficial owner of more than 5% of the Company’s outstanding Common Shares and Class C Shares. The percentage of beneficial ownership is based on the number of Common Shares and Class C Shares set forth on the cover page of this report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,369,295 Common Shares owned directly (1) (2)	76.4%

Common Shares	Stephen A. Lovelette 900 North Michigan Avenue Chicago, IL 60611	96,480 Common Shares owned directly (2)	5.4%

Class C Shares	Stephen A. Lovelette 900 North Michigan Avenue Chicago, IL 60611	52,000 Class C Shares owned directly (2)	100.0%

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Common Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen J. Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of March 24, 2025, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions, and Director Independence

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. The total of such commissions for the year ended December 31, 2024 was approximately $50 thousand, all of which was paid as of December 31, 2024.

The Company reimburses Pacific Trail and its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the year ended December 31, 2024 was approximately $1.3 million, all of which was paid as of December 31, 2024.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The total allocation for the year ended December 31, 2024 was approximately $0.8 million.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services

In March 2015, the managing member of the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm. The fees billed by Grant Thornton for services performed for each of the years ended December 31, 2024 and 2023 are as follows:

(1)       Audit Fees

The fees incurred for the years ended December 31, 2024 and 2023 professional services for the audit of the Company’s consolidated financial statements were approximately $255 thousand and $258 thousand, respectively.

(2) Audit Related Fees

None

(3)       Tax Fees

The fees incurred for the years ended December 31, 2023 for professional tax compliance services related to the Pension Plan’s IRS Form 5500 Annual Report was approximately $9 thousand.

(4)       All Other Fees

None.

All audit and permitted non-audit services proposed to be performed by the Company’s independent registered public accounting firm are approved by the managing member of the Company before the service is undertaken.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits.
	2.1	Order Confirming Second Amendment Joint Plan of Reorganization Dated June 1, 2002, including as an exhibit thereto, the Second Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code incorporated herein by reference the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	2.2	Second Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference from the Amfac Hawaii, LLC Current Report on Form 8-K for July 29, 2002 dated August 13, 2002 (File No. 33-24180).

	3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's Form 10 filed May 1, 2003 and hereby incorporated by reference.

	3.2	Consent Decree entered into as of April 16, 2021, for the United States of America by U.S. Department of Justice and U.S. Environmental Protection Agency and by Kaanapali Land, LLC and Oahu Sugar Company, LLC filed as an exhibit to the Company’s report on Form 8-K filed April 22, 2021, and hereby incorporated by reference.

	4.1	Description of the Registrant’s Common Shares is filed herewith.

	10.1	Service Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation, incorporated herein by reference to the Amfac Hawaii, LLC Annual Report on Form 10-K filed on March 22, 1989 (File No. 33-24180) for the year ended December 31, 1988.

	10.2*	Property Purchase Agreement between Kaanapali Land Management Corp. and Kauhale Development LLC dated June 3, 2024, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2024, and hereby incorporated by reference.

	10.3*	Property Purchase Agreement between Pioneer Mill Company, LLC and Pioneer Mill Site LLC dated June 13, 2024, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 13, 2024, and hereby incorporated by reference.

	10.4	Amendment to Property Purchase Agreement between Pioneer Mill Company, LLC and Pioneer Mill Site LLC, dated August 12, 2024, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2024, and hereby incorporated by reference.

21	List of Subsidiaries is filed herewith.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) is filed herewith.

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as exhibits to Amfac Hawaii, LLC's Registration Statement on Form S-1 (as amended) under the Securities Act of 1933 (File No. 33-24180) and hereby incorporated by reference.

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

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Richard Helland
By:	Richard Helland Vice President
Date:	March 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Helland
By:	Richard Helland Vice President and Principal Accounting Officer
Date:	March 24, 2025

/s/ Stephen A. Lovelette
By:	Stephen A. Lovelette President, Chief Executive Officer and Chief Financial Officer
Date:	March 24, 2025