Form 10-Q
period 2025-03-31
KAANAPALI LAND LLC
filed 2025-05-14
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

Yes [   ]    No [ X ]

As of May 14, 2025, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding. Shares represent membership interests in the Company.

Part I.  Financial Information

     Item 1.  Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2025 and December 31, 2024

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets

Cash and cash equivalents	$20,596	$23,082
Inventory	439	--
Property, net	63,946	62,992
Retirement plan investments	3,193	4,255
Other assets	572	638
Total assets	$88,746	$90,967

Liabilities

Accounts payable and accrued expenses	$510	$355
Deposits and deferred gains	982	997
Deferred income taxes	5,420	5,769
Other liabilities	2,143	2,063

Total liabilities	9,055	9,184

Commitments and contingencies (Note 6)

Common equity, at 3/31/2025 and 12/31/2024 Shares authorized – Common shares unlimited, Class C shares 52,000;Common shares issued and outstanding 1,792,613 at 3/31/2025 and 12/31/2024, Class C shares issued and outstanding 52,000 at 3/31/2025 and 12/31/2024	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	74,220	76,312

Total shareholders’ equity	79,691	81,783

Total liabilities and shareholders’ equity	$88,746	$90,967

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2025 and 2024

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Sales and lease income	$154	$159
Interest and other income	286	382
Total revenues	440	541

Cost and expenses:
Cost of sales	293	662
Selling, general and administrative	1,634	1,306
Depreciation and amortization	30	47
Total cost and expenses	1,957	2,015

Operating loss before other income and income taxes	(1,517)	(1,474)

Other income:
Net gain on property damage and lost profits, net of insurance claims	--	273
	--	273

Loss before income taxes	(1,517)	(1,201)
Income tax benefit	349	167

Net loss	$(1,168)	$(1,034)

Net loss per share – basic and diluted	$(0.63)	$(0.56)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2025 and 2024

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31, 2025
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Total Share- holders’ Equity
Balance December 31, 2024	$--	$5,471	$76,312	$81,783

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(924)	(924)

Net loss	--	--	(1,168)	(1,168)

Balance March 31, 2025	$--	$5,471	$74,220	$79,691

	Three Months Ended March 31, 2024
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Total Share- holders’ Equity
Balance December 31, 2023	$--	$5,471	$78,240	$83,711

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(837)	(837)

Net loss	--	--	(1,034)	(1,034)

Balance March 31, 2024	$--	$5,471	$76,369	$81,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2025 and 2024

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(1,651)	$(1,490)

Net cash provided by (used in) investing activities:
Property additions	(1,009)	(1,330)
Receivable due to sewer-line installation	--	(54)
Proceeds from retirement plan investments	1,098	1,018
	89	(366)

Net cash used in financing activities:
Distribution for retirement plan contribution for employees of affiliates under common control	(924)	(837)
	(924)	(837)

Net decrease in cash and cash equivalents	(2,486)	(2,693)
Cash and cash equivalents at beginning of period	23,082	26,260

Cash and cash equivalents at end of period	$20,596	$23,567

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”). These unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for interim periods in accordance with U.S. GAAP.

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2025.

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

The Company’s Pioneer Mill Site continues to be negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. The Company currently plans to process its 2025 coffee crop in a coffee mill that was completed and became operational in early January 2025. The coffee mill is owned by an unaffiliated company in Maui. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist, and as a result has caused disruptions in the Company’s development plans. The Pioneer Mill Site is currently leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The lease term expires July 2025 with an option to extend for six months.

During 2023, the Company initiated claims with its insurance carrier and in October 2023 the Company received an initial, unallocated advance payment of $1,000. In June 2024, the Company received $4,882 and in August 2024 received $1,088 from its insurance carrier. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company’s insurance coverage for business interruption relating to the fire expires in August 2025. The Company could experience losses in excess of its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning and design stages of relocating its coffee mill to its farm in Kaanapali.

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

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2025 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of March 31, 2025 is a money market fund for $19,383 that is considered to be a fair value hierarchy Level 1 investment. Interest and other income include interest earned on the money market funds. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Inventory

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition, irrigation, depreciation, and processing are capitalized into inventory throughout the respective crop year. Such costs, valued using an average cost method, are expensed as cost of sales when the crops are sold. Inventory is stated at the lower of cost or net realizable value. Inventory as of March 31, 2025 consists of unprocessed crops.

Allowance for Credit Loss Reserve

Allowances for credit loss are based on the Company’s assessment of the collectability of receivables considering delinquency status and related aging, if applicable, and an evaluation of expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of receivable. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s exposure to credit losses on accounts receivable is limited to its receivable from Newport Hospital Corporation (“NHC”). The Company established a reserve for credit loss based on the receipt of a Demand for Arbitration received from NHC and as of March 31, 2025, the Company recorded a $1,005 credit loss reserve. The credit loss reserve is recorded within other assets, net in the consolidated balance sheet at March 31, 2025. Reference is made to Note 2, Land Development for further discussion.

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

The Company’s revenues that were subject to revenue recognition standards for the three months ended March 31, 2025 and 2024 were $100 and $100, respectively, related to coffee and other sales.

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three months ended March 31, 2025 and 2024, the Company recognized $51 and $58, respectively, of lease income, substantially comprised of non-variable lease payments. During the three months ended March 31, 2025 and 2024, the Company recognized $76 and $26, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

Other Liabilities

Other liabilities are comprised of estimated liabilities for losses, commitments and contingencies related to various divested assets or operations. These estimated liabilities include the estimated effects of certain asbestos related claims, obligations related to former officers and employees such as pension, post-retirement benefits and workmen’s compensation. Management’s estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its loss contingency amounts and adjusts such as it determines the appropriate loss contingency amount to reflect current information. Reference is made to Note 6, Commitments and Contingencies for further discussion.

(2)  Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1,137, as amended, to install the sewer line. KLMC paid $1,108 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed in Note 6 Commitments and Contingencies as of March 31, 2025, the Company recorded a $1,005 credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of March 31, 2025. The credit loss reserve is recorded within other assets, net in the consolidated balance sheet at March 31, 2025. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”) entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20,000, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the deadline was extended to November 29, 2024 for the purchaser to deliver the Notice to Proceed and such notice was properly received. The closing of the sale of the PMS land parcels is not expected to occur until after the USACE contractor lease terminates and environmental testing can be completed by the purchaser, in accordance with the PMS Sales Agreements, as discussed below. The purchaser has deposited a total of $2,000 into an escrow account, managed by a title company, established for the sale of the property. The property is currently leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expires July 2025 with an option to extend for six months. The purchaser has the right to terminate the PMC Sales Agreement depending on various factors, including environmental testing of the property which will commence after the subcontractor vacates the property. As the PMC Sales Agreement is subject to certain conditions including the results of the environmental testing, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

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

(3)  Retirement Plan Investments

In 2023, the Company terminated its defined benefit pension plan (the “Pension Plan”) and transferred $5,000 to a qualified replacement plan (“QRP”). In accordance with U.S. GAAP, the amount transferred to the QRP is reflected as Retirement plan investments on the Company’s consolidated balance sheet as of March 31, 2025. Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 10, 2025, approximately $1,098 was allocated to the participants in the QRP. Approximately $174 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2025 and approximately $924 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet at March 31, 2025. On February 26, 2024, approximately $1,019 was allocated to the participants in the QRP. Approximately $182 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2024 and approximately $837 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet as of March 31, 2024.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac Hawaii, LLC (now known as KLC Land Company, LLC, a direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations) and their spouses with pension benefits. The deferred compensation liability of $271 is included in Other liabilities in the Company's condensed consolidated balance sheet as of March 31, 2025.

(4)  Income Taxes

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

(5)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. No such commissions were paid for the three months ended March 31, 2025 and 2024.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2025 and 2024 were $331 and $296, respectively, all of which was paid as of March 31, 2025.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The allocation of $924 and $837, which occurred during the first quarter of 2025 and 2024, respectively, was recorded as a reduction in accumulated earnings in the consolidated balance sheet as of March 31, 2025 and December 31, 2024. Reference is made to Note 3 for discussion regarding the QRP.

(6)  Commitments and Contingencies

Material legal proceedings of the Company are described below. Unless otherwise noted, the parties adverse to the Company in the legal proceedings described below have not made a claim for damages in a liquidated amount and/or the Company believes that it would be speculative to attempt to determine the Company's exposure relative thereto, and as a consequence believes that a reasonable estimate of the range of potential loss cannot be made.

Kaanapali Land and a subsidiary of the Company, D/C Distribution Corporation (“D/C”), have in the past and continue to be named as defendants in personal injury actions allegedly based on exposure to asbestos. While there were relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land were allegedly based on its prior business operations in Hawaii and cases against D/C were allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. D/C emerged from bankruptcy in 2023 with no assets. However, personal injury claimants have asserted and may in the future assert, asbestos-related claims against D/C. In that regard, the Company maintains a contingent liability relating to the continued filings of asbestos claims. Such filings are not expected to have a material adverse effect on the Company, but no assurance can be given.

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

On August 5, 2024, NHC served KLMC with a Demand for Arbitration administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The arbitration hearing is expected to begin in August 2025. The pre-arbitration discovery process remains ongoing. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or have a material impact on business and financial results for KLMC.

Other than as described above, the Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of such routine litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, none of such proceedings, either individually or in the aggregate, are expected to have a material adverse effect on the Company's consolidated results of operations or its financial condition.

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. As a result of the Lahaina wildfire, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. In June 2024, the Company received an insurance payment of $4,882 and in August 2024, received $1,088. Reference is made to Note 1, Property, for further discussion regarding the Lahaina wildfire.

KLMC is a party to an agreement with the State of Hawaii for the development of the Lahaina Bypass Highway. Approximately 2.4 miles of this two lane state highway have been completed. Construction to extend the southern terminus was completed mid-2018. The northern portion of the Lahaina Bypass Highway, which extends to KLMC’s lands, is in the early stage of planning by the state of Hawaii. Under certain circumstances, which have not yet occurred, KLMC remains committed for approximately $1,100 of various future costs relating to the planning and design of the uncompleted portion of the Lahaina Bypass Highway. Under certain conditions, which have not yet been met, KLMC has agreed to contribute an amount not exceeding $6,700 toward construction costs. Any such amount contributed would be reduced by the value of KLMC’s land actually contributed to the State for the Lahaina Bypass Highway.

These potential commitments have not been reflected in the accompanying condensed consolidated financial statements. While the completion of the Lahaina Bypass Highway would add value to KLMC’s lands north of the town of Lahaina, there can be no assurance that it will be completed or when any future phases will be undertaken.

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, except per share amounts)
	2024	2023
Numerator:
Net loss	$(1,168)	$(1,034)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net loss per share - basic and diluted	$(0.63)	$(0.56)

(8)  Business Segment Information

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

	Three Months Ended March 31,
	2024	2023
Property
Revenue	$94	$55
Less:
Operating costs and expenses	308	321
Property tax	33	30
Credit loss reserve expense	17	--
Other selling, general, and administrative expenses	293	223
Depreciation	16	16
Property operating loss before income taxes	(573)	(535)
Agriculture
Revenue	108	129
Less:
Cost of goods sold	293	662
Property tax	5	4
Other selling, general, and administrative expenses	94	54
Depreciation	14	32
Agriculture operating loss before income taxes	(298)	(623)

Operating loss	(871)	(1,158)

Net gain on property damage and lost profits, Net of insurance claims	--	273
Corporate operating loss before income taxes	(646)	(316)

Loss before income taxes	$(1,517)	$(1,201)

(9)  Subsequent Events

In May 2025, the Company received approximately $682 in crop insurance proceeds from its insurance carrier.

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Unless the context indicates otherwise, references in this report to “Kaanapali Land” mean Kaanapali Land, LLC, and references to the “Company” mean Kaanapali Land and all of its subsidiaries and its predecessors.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. These statements include expectations concerning, among other things, the Company’s land development plans, including anticipated timing, strategy and initiatives, the expected outcome of the legal proceedings, and the impact of macroeconomic conditions. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, natural events, including the Lahaina wildfire discussed below, the effect of geopolitical, economic and market conditions in Hawaii and globally, including the rate of inflation, changes to fiscal and monetary policy, interest rate and currency fluctuations, pressure on the global banking system, competitive market conditions, the implementation of increased, new or retaliatory tariffs, uncertainties and costs related to the imposition of conditions on receipt of governmental approvals and costs of material and labor, actual versus projected timing of events, and the factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), this report and any other periodic reports the Company files with the U.S. Securities and Exchange Commission (the “SEC), all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Lahaina Wildfire

The Company’s Pioneer Mill Site continues to be negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. The Company currently plans to process its 2025 coffee crop in a coffee mill that was completed and became operational in early January 2025. The coffee mill is owned by an unaffiliated company in Maui. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist, and as a result has caused disruptions in the Company’s development plans. The Pioneer Mill Site is currently leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The lease term expires July 2025 with an option to extend for six months.

During 2023, the Company initiated claims with its insurance carriers and in October 2023 the Company received an initial, unallocated advance payment of $1 million. In June 2024, the Company received from its insurance carrier approximately $4.9 million and in August 2024 received approximately $1.1 million. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company’s insurance coverage for business interruption relating to the fire expires in August 2025. The Company could experience losses in excess of its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and is in the planning and design stages of relocating its coffee mill to its farm in Kaanapali.

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

High interest rates not only increase the cost of borrowed funds to the Company, but can also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. Interest rates may be impacted by current adverse macroeconomic conditions, such as market volatility, causing adverse impacts to the Company and real estate development generally.

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

 Pension Plan

In 2023, the Company terminated its former Pension Plan (the “Pension Plan”) and transferred $5 million to a qualified replacement plan (“QRP”). Such assets are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates of the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) required for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 10, 2025, approximately $1.1 million was allocated to the participants in the QRP.

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1.1 million to install the sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed below, as of March 31, 2025, the Company recorded a $1 million credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of March 31, 2025. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On August 5, 2024, NHC served KLMC with a Demand for Arbitration, administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The arbitration hearing is expected to begin in August 2025. The pre-arbitration discovery process remains ongoing. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or a material impact on business and financial results for KLMC.

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”), entered into a property sale agreement(“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20,000, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the deadline was extended to November 29, 2024 for the purchaser to deliver the Notice to Proceed and such notice was properly received. The closing of the sale of the PMS land parcels is not expected to occur until after the USACE contractor lease terminates and environmental testing can be completed by the purchaser, in accordance with the PMS Sales Agreements, as discussed below. The purchaser has deposited a total of $2,000 into an escrow account, managed by a title company, established for the sale of the property. The property is currently leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expires July 2025 with an option to extend for six months. The purchaser has the right to terminate the PMC Sales Agreement depending on various factors, including environmental testing of the property which will commence after the subcontractor vacates the property. As the PMC Sales Agreement is subject to certain conditions including the results of the environmental testing, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County of Maui (the “County”) for subdivision approval. The Company has been working with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval of all phases and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company plans to pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Also critical to the Company’s ability to develop KCF Mauka is the Company’s ability to secure water use permits from CWRM. The purveyor for potable water for the Kaanapali service area, which would supply water to KCF Mauka, is in the process of preparing an application to CWRM for a permit to secure the water needed to service the development. The Company is providing necessary information to support the application. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Company is continuing with its planning for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. Critical to the Company’s ability to develop Puukolii Village is the Company’s ability to secure water use permits from CWRM. The purveyor for potable water for the Kaanapali service area, which would supply water to Puukolii Village, is in the process of preparing an application to CWRM for a permit to secure the water needed to service the development. The Company is providing necessary information to support the application. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company installed a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site (see discussion above).

The Company is continuing with its planning for the development of a 241-acre residential development site in the region south of Kaanapali Coffee Farms known as Puukolii Village. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. Critical to the Company’s ability to develop Puukolii Village is the Company’s ability to secure water use permits from CWRM. The purveyor for potable water for the Kaanapali service area, which would supply water to Puukolii Village, is in the process of preparing an application to CWRM for a permit to secure the water needed to service the development. The Company is providing necessary information to support the application. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company installed a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site (see discussion above).

Comparison of Results of Operations

Reference is made to the notes to the condensed consolidated financial statements for additional discussion of items addressing comparability between years.

The increase in inventory as of March 31, 2025 as compared to December 31, 2024 and the related decrease in cost of sales for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to the capitalization of the costs of growing coffee during the three months ended March 31, 2025 as compared to the costs of growing coffee being expensed as cost of sales for the three months ended March 31, 2024 due to the Company’s inability to process the 2024 coffee crop due to the destruction of the Company’s coffee mill in the Lahaina wildfire.

The decrease in retirement plan investments as of March 31, 2025 as compared to December 31, 2024, is primarily due to the QRP allocation that was made to plan participants during the first quarter of 2025.

The increase in selling, general and administrative expenses for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is due to an increase in payroll expenses and environment clean up costs at the Company’s Pioneer Mill Site.

The decrease in net gain on property damage and lost profits, net of insurance claims for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is due to the recognition of an insurance advance during the first quarter of 2024 to purchase mill replacement equipment received from the Company’s insurance carriers as a result of the Lahaina wildfire.

See also the notes to the condensed consolidated financial statements for additional discussion of items addressing comparability between the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Reference is made to Item 1 – Land Development, Note 2 to the consolidated financial statements. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

The Company had cash and cash equivalents of approximately $21 million as of March 31, 2025 which is available for, among other things, working capital requirements, including future operating expenses, the rebuilding of the coffee mill and replacement of equipment and structures destroyed in the Lahaina wildfire, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Cash Flows

Net cash flows provided by investing activities for the three months ended March 31 2025 were approximately $0.1 million due to proceeds from retirement plan investments offset by the costs of purchasing coffee mill replacement equipment, as well as, costs of project planning and engineering, primarily relating to KCF Mauka and Puukollii Village Mauka. Net cash flows used in financing activities for the three months ended March 31, 2025 was approximately $0.9 million due to retirement plan investments allocated to participants in the QRP who are employees of certain affiliates of the Company.

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

Certain accounting policies involve significant judgments and estimates by management, and the Company considers these accounting policies to be critical accounting policies. There have been no material changes to the critical accounting polices disclosed in 2024 Form 10-K, except as described in Note 1 to the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Certain accounting policies involve significant judgments and estimates by management, and the Company considers these accounting policies to be critical accounting policies. There have been no material changes to the critical accounting polices disclosed in 2024 Form 10-K, except as described in Note 1 to the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Certain accounting policies involve significant judgments and estimates by management, and the Company considers these accounting policies to be critical accounting policies. There have been no material changes to the critical accounting polices disclosed in 2024 Form 10-K.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth in Note 6, “Commitments and Contingencies,” to the condensed consolidated financial statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set up in this Quarterly Report on Form 10-Q, you should consider the factors discussed in Part 1, Item 1A of our 2024 Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.  Exhibits

3.1	Amended and Restated Limited Liability Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 10 filed May 1, 2003 and incorporated by reference herein.

3.2	Amendment to the Amended and Restated Limited Company Agreement of Kaanapali Land, LLC dated November 14, 2002 filed as an exhibit to the Company's report on Form 8-K filed April 21, 2008 and incorporated by reference herein.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) (filed herewith).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	May 14, 2025

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	May 14, 2025