Form 10-Q
period 2025-06-30
KAANAPALI LAND LLC
filed 2025-08-13
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

Yes [   ]    No [ X ]

As of August 13, 2025, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding. Shares represent membership interests in the Company.

Part I.  Financial Information

     Item 1.  Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

June 30, 2025 and December 31, 2024

(Dollars in Thousands, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets

Cash and cash equivalents	$19,892	$23,082
Inventory	1,411	--
Property, net	63,950	62,992
Retirement plan investments	3,226	4,255
Other assets	954	638
Total assets	$89,433	$90,967

Liabilities

Accounts payable and accrued expenses	$1,708	$355
Deposits and deferred gains	958	997
Deferred income taxes	5,302	5,769
Other liabilities	2,112	2,063

Total liabilities	10,080	9,184

Commitments and contingencies (Note 6)

Common equity, at 6/30/2025 and 12/31/2024 Shares authorized – Common shares unlimited, Class C shares 52,000;Common shares issued and outstanding 1,792,613 at 6/30/2025 and 12/31/2024, Class C shares issued and outstanding 52,000 at 6/30/2025 and 12/31/2024	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	73,882	76,312

Total shareholders’ equity	79,353	81,783

Total liabilities and shareholders’ equity	$89,433	$90,967

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Sales	$107	$65	$261	$224
Interest and other income	269	358	555	740
Total revenues	376	423	816	964
Cost and expenses:
Cost of sales	390	606	683	1,268
Selling, general and administrative	1,090	2,834	2,724	4,140
Depreciation and amortization	34	52	64	99
Total cost and expenses	1,514	3,492	3,471	5,507
Operating loss before other income and income taxes	(1,138)	(3,069)	(2,655)	(4,543)

Other income:
Crop insurance proceeds	682	--	682	--
Net gain on property damage and lost profits, net of insurance claims	--	4,882	--	5,155
	682	4,882	682	5,155

Income (loss) before income taxes	(456)	1,813	(1,973)	612

Income tax benefit (expense)	118	220	467	387

Net income (loss)	$(338)	$2,033	$(1,506)	$999

Net income (loss) per share - basic and diluted	$(0.18)	$1.10	$(0.82)	$0.54

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

(Dollars in Thousands)

	Three and Six Months Ended June 30, 2025
	Common Equity	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
Balance December 31, 2024	$--	$5,471	$76,312	$81,783

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(924)	(924)

Net loss	--	--	(1,168)	(1,168)

Balance March 31, 2025	--	5,471	74,220	79,691

Net loss	--	--	(338)	(338)

Balance June 30, 2025	$--	$5,471	$73,882	$79,353

	Three and Six Months Ended June 30, 2024
	Common Equity	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
Balance December 31, 2023	$--	$5,471	$78,240	$83,711

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(837)	(837)

Net loss	--	--	(1,034)	(1,034)

Balance March 31, 2024	--	5,471	76,369	81,840

Net income	--	--	2,033	2,033

Balance June 30, 2024	$--	$5,471	$78,402	$83,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2025 and 2024

(Unaudited)

(Dollars in Thousands)

	2025	2024

Net cash used in operating activities	$(2,289)	$(932)

Net cash provided by (used in) investing activities:
Property additions	(1,075)	(1,924)
Proceeds from retirement plan investments	1,098	1,018
Insurance proceeds from casualty loss	--	2,416
	23	1,510
Net cash used in financing activities:
Distribution for retirement plan contribution for employees of affiliates under common control	(924)	(837)
	(924)	(837)

Net decrease in cash and cash equivalents	(3,190)	(259)
Cash and cash equivalents at beginning of period	23,082	26,260

Cash and cash equivalents at end of period	$19,892	$26,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Dollars in Thousands)

(1)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Kaanapali Land, LLC (“Kaanapali Land”) and all of its subsidiaries and its predecessors (collectively, the “Company”).

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

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2025.

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

The Company’s Pioneer Mill Site continues to be negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. The Company currently plans to process its 2025 coffee crop at a coffee mill that was completed and became operational in early January 2025. The coffee mill is owned by an unaffiliated company in Maui. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist, and as a result has caused disruptions in the Company’s development plans. The Pioneer Mill Site was leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The lease term expired July 23, 2025. The contractor remains obligated to complete unfulfilled obligations and to satisfy obligations that continue after the lease termination.

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2025 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of June 30, 2025 is a money market fund for $18,037 that is considered to be a fair value hierarchy Level 1 investment. Interest and other income include interest earned on the money market funds. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Inventory

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition, irrigation, depreciation, and processing are capitalized into inventory throughout the respective crop year. Such costs, valued using an average cost method, are expensed as cost of sales when the crops are sold. Inventory is stated at the lower of cost or net realizable value. Inventory as of June 30, 2025 consisted of unprocessed crops.

Allowance for Credit Loss Reserve

Allowances for credit loss are based on the Company’s assessment of the collectability of receivables considering delinquency status and related aging, if applicable, and an evaluation of expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of receivable. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s exposure to credit losses on accounts receivable is limited to its receivable from Newport Hospital Corporation (“NHC”). The Company established a reserve for credit loss based on the receipt of a Demand for Arbitration received from NHC and as of June 30, 2025, the Company recorded a $1,020 credit loss reserve. The credit loss reserve is recorded within other assets, net in the consolidated balance sheet at June 30, 2025. Reference is made to Note 2, Land Development for further discussion.

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

The Company’s revenues that were subject to revenue recognition standards for the three and six months ended June 30, 2025 were $56 and $159, respectively and for the three and six months ended June 30, 2024 were $19 and $119, respectively, related to agricultural products and other sales.

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and six months ended June 30, 2025, the Company recognized $51 and $102, respectively, and $46 and $105, during the three and six months ended June 30, 2024, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and six months ended June 30, 2025, the Company recognized $75 and $151, respectively, and during the three and six months ended June 30, 2024, recognized $32 and $58, respectively, of lease expense, substantially comprised of non-variable lease payments.

Insurance Recoveries

Insurance recoveries, including business interruption and crop insurance, are not earned through the normal course of the Company’s primary revenue generating business activities. As such, these amounts are recorded as Other Income in the Company’s consolidated statement of operations for the three and six months ended June 30, 2025.

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

(2)  Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1,137, as amended, to install the sewer line. KLMC paid $1,115 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the property. Due to the receipt of a Demand for Arbitration, discussed in Note 6 Commitments and Contingencies as of June 30, 2025, the Company recorded a $1,020 credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of June 30, 2025. The credit loss reserve is recorded within other assets, net in the consolidated balance sheet at June 30, 2025. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”) entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20,000, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the deadline was extended to November 29, 2024 for the purchaser to deliver the Notice to Proceed and such notice was properly received. The purchaser has deposited a total of $2,000 into an escrow account, managed by a title company, established for the sale of the property. The property was leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expired July 23, 2025 and the contractor has vacated the property. The contractor remains obligated to complete unfilled obligations and to satisfy obligations that continue after the lease term expired. The closing of the sale of the PMS land parcels is not expected to occur until the USACE contractor completes such obligations and the purchaser completes environmental testing, in accordance with the PMS Sales Agreement. The purchaser has the right to terminate the PMC Sales Agreement depending on various factors, including environmental testing of the property, as defined in the PMC Sales Agreement. As the PMC Sales Agreement is subject to certain conditions including the results of the environmental testing, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

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

(3)  Retirement Plan Investments

In 2023, the Company terminated its defined benefit pension plan (the “Pension Plan”) and transferred $5,000 to a qualified replacement plan (“QRP”). In accordance with U.S. GAAP, the amount transferred to the QRP is reflected as Retirement plan investments on the Company’s consolidated balance sheet as of June 30, 2025. Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 10, 2025, approximately $1,098 was allocated to the participants in the QRP. Approximately $174 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2025 and approximately $924 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet at June 30, 2025. On February 26, 2024, approximately $1,019 was allocated to the participants in the QRP. Approximately $182 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2024 and approximately $837 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet as of June 30, 2024.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac Hawaii, LLC (now known as KLC Land Company, LLC, a direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations) and their spouses with pension benefits. The deferred compensation liability of $271 is included in Other liabilities in the Company's condensed consolidated balance sheet as of June 30, 2025.

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

 The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. The OBBBA includes the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and experimental expenditures and modifications to the interest deduction limitations. The Company is currently evaluating the impact of OBBBA on its tax provision and financial statements.

(5)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Commissions paid for the three and six months ended June 30, 2025 were $26 and $26, respectively, and $25 and $25, respectively, for the three and six months ended June 30, 2024, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and six months ended June 30, 2025 were $325 and $656, respectively, and $358 and $654 for the three and six months ended June 30, 2024, respectively, of which $298 was unpaid as of June 30, 2025.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The allocation of $924 and $837, which occurred during the first quarter of 2025 and 2024, respectively, was recorded as a reduction in accumulated earnings in the consolidated balance sheet as of June 30, 2025 and December 31, 2024. Reference is made to Note 3 for discussion regarding the QRP.

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

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place from 2006 through July 2024. To date, the DLNR has cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating plans to address emergency events and basic operations and maintenance. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. Remediation plans for addressing all deficiencies have been submitted to DLNR. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

On August 5, 2024, NHC served KLMC with a Demand for Arbitration administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The pre-arbitration discovery process remains ongoing. The parties have mutually agreed to defer the arbitration proceedings as the parties evaluate an alternative to arbitration.  If an alternative to arbitration is not agreed upon, arbitration will be rescheduled, most likely to a date in 2026. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or have a material impact on business and financial results for KLMC.

Other than as described above, the Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. While it is impossible to predict the outcome of such routine litigation and for which the potential liability is not covered by insurance, none of such potential proceedings, either individually or in the aggregate, are expected to have a material adverse effect on the Company's consolidated results of operations or its financial condition.

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. Coffee production and yields are subject to many factors, particularity weather related factors, including rainfall and the availability of sufficient irrigation water flowing through its irrigation system. Yields may be reduced in years of drought when irrigation water and rainfall is insufficient. The Company purchases crop insurance annually which reduces certain coffee crop production risks. In May 2025, the Company received $682 in crop insurance proceeds related to an insured event that occurred during the 2024 crop year. This amount has been recorded within crop insurance proceeds in the Company’s consolidated statement of operations for the three and six months ended June 30, 2025. Additionally as a result of the Lahaina wildfire in October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. In June 2024, the Company received an insurance payment of $4,882 and in August 2024, received $1,088, both of which are recorded within net gain on property damage and lost profits, net of insurance claims in the consolidated statement of operations for the three and six months ended June 30, 2024, as applicable. Reference is made to Note 1, Property, for further discussion regarding the Lahaina wildfire.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Amounts in thousands, except per share amounts)
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(338)	$2,033	$(1,506)	$999

Denominator:
Number of weighted average shares outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share
- basic and diluted	$(0.18)	$1.10	$(0.82)	$0.54

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

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2025	2024	2025	2024
Property
Revenue	$81	$62	$175	116
Less:
Operating costs and expenses	233	210	542	532
Property tax	33	30	65	59
Credit loss reserve expense	15	954	32	954
Other selling, general and administrative expenses	329	293	623	515
Depreciation	20	16	36	31
Property operating loss before income taxes	(549)	(1,441)	(1,123)	(1,975)

	Three Months Ended June 30, (in thousands)		Six Months Ended June 30, (in thousands)
	2025	2024	2025	2024

Agriculture
Revenue	64	33	172	162
Less:
Cost of goods sold	390	606	683	1,269
Property tax	5	4	9	8
Other selling, general and administrative expenses	72	40	166	94
Depreciation	15	36	29	68
Agriculture operating loss before income taxes	(418)	(653)	(715)	(1,277)

Operating loss	(967)	(2,094)	(1,838)	(3,252)

Crop insurance proceeds	682	--	682	--
Net gain on property damage and lost profits, net of insurance claims	--	4,882	--	5,155
Corporate operating loss before income taxes	(171)	(975)	(817)	(1,291)

Income (loss) before income taxes	$(456)	$1,813	$(1,973)	$612

 (9) Subsequent Events

 On August 4, 2025 a fire occurred on approximately 30 acres of land owned by KLMC. The fire burned grassland as well as three structures which were formerly used as a repair shop and storage outbuildings for the former Sugar Cane Train operated by an unrelated third party. Several train cars were also damaged in the fire. The Company is currently assessing the damage and related financial impact to its operations as a result of the fire but is currently not aware of any material adverse effect.

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

Lahaina Wildfire

The Company’s Pioneer Mill Site continues to be negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. The Company currently plans to process its 2025 coffee crop in a coffee mill that was completed and became operational in early January 2025. The coffee mill is owned by an unaffiliated company in Maui. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist, and as a result has caused disruptions in the Company’s development plans. The Pioneer Mill Site was leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The lease term expired July 23, 2025 and the contractor has vacated the property. The contractor remains obligated to complete unfilled obligations and to satisfy obligations that continue after the lease term expired.

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

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1.1 million to install the sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the property. Due to the receipt of a Demand for Arbitration, discussed below, as of June 30, 2025, the Company recorded a $1 million credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of June 30, 2025. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On August 5, 2024, NHC served KLMC with a Demand for Arbitration, administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The pre-arbitration discovery process remains ongoing. The parties have mutually agreed to defer the arbitration proceedings as the parties evaluate an alternative to arbitration.  If an alternative to arbitration is not agreed upon, arbitration will be rescheduled, most likely to a date in 2026. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or a material impact on business and financial results for KLMC.

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”), entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20,000, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the deadline was extended to November 29, 2024 for the purchaser to deliver the Notice to Proceed and such notice was properly received. The purchaser has deposited a total of $2,000 into an escrow account, managed by a title company, established for the sale of the property. The property was leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expired July 23, 2025 and the contractor has vacated the property. The contractor remains obligated to complete unfilled obligations and to satisfy obligations that continue after the lease term expired. The closing of the sale of the PMS land parcels is not expected to occur until the USACE contractor completes such obligations and the purchaser completes environmental testing, in accordance with the PMS Sales Agreement. The purchaser has the right to terminate the PMC Sales Agreement depending on various factors, including environmental testing of the property, as defined in the PMC Sales Agreement. As the PMC Sales Agreement is subject to certain conditions including the results of the environmental testing, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

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

The increase in inventory as of June 30, 2025 as compared to December 31, 2024 and the related decrease in cost of sales for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 is primarily due to the capitalization of the costs of growing coffee during the three and six months ended June 30, 2025 as compared to the costs of growing coffee being expensed as cost of sales for the three and six months ended June 30, 2024 due to the Company’s inability to process the 2024 coffee crop due to the destruction of the Company’s coffee mill in the Lahaina wildfire.

The decrease in retirement plan investments as of June 30, 2025 as compared to December 31, 2024, is primarily due to the QRP allocation that was made to plan participants during the first quarter of 2025.

The increase in other assets as of June 30, 2025 as compared to December 31, 2024, is primarily due to the prepayment of insurance expenses.

The increase in accounts payable and accrued expenses as of June 30, 2025 as compared to December 31, 2024, is primarily due to payables related to payroll, as well as an increase in accrued expenses due to the capitalization of the costs of growing coffee.

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 is due to the credit loss reserve established during second quarter 2024 related to the Company’s receivable from Newport Hospital Corporation.

The increase in crop insurance proceeds for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 is due to crop insurance proceeds received during in May 2025 related to an insured event that occurred during the 2024 crop year.

The decrease in net gain on property damage and lost profits, net of insurance claims for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 is due to the recognition of an insurance advance during the first quarter of 2024 to purchase mill replacement equipment received from the Company’s insurance carriers as a result of the Lahaina wildfire.

See also the notes to the condensed consolidated financial statements, for additional discussion of items addressing comparability between the three and six months ended June 30, 2025 and 2024.

Liquidity and Capital Resources

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Reference is made to Item 2, Land Development, to the consolidated financial statements. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

The Company had cash and cash equivalents of approximately $20 million as of June 30, 2025 which is available for, among other things, working capital requirements, including future operating expenses, the rebuilding of the coffee mill and replacement of equipment and structures destroyed in the Lahaina wildfire, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Cash Flows

Net cash flows provided by investing activities for the six months ended June 30, 2025 were approximately $0.1 million due to proceeds from retirement plan investments offset by the costs of purchasing coffee mill replacement equipment, as well as, costs of project planning and engineering, primarily relating to KCF Mauka and Puukollii Village Mauka. Net cash flows used in financing activities for the six months ended June 30, 2025 was approximately $0.9 million due to retirement plan investments allocated to participants in the QRP who are employees of certain affiliates of the Company.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth in Note 6, Commitments and Contingencies, to the condensed consolidated financial statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set up in this Quarterly Report on Form 10-Q, you should consider the factors discussed in Part 1, Item 1A of our 2024 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or operating results.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	August 13, 2025

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	August 13, 2025