Form 10-Q
period 2025-09-30
KAANAPALI LAND LLC
filed 2025-11-17
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Yes [   ]    No [ X ]

As of November 12, 2025, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding. Shares represent membership interests in the Company.

Part I.  Financial Information

     Item 1.  Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2025 and December 31, 2024

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets

Cash and cash equivalents	$18,105	$23,082
Inventory	2,207	--
Property, net	64,243	62,992
Retirement plan investments	3,260	4,255
Other assets	610	638
Total assets	$88,425	$90,967

Liabilities
Accounts payable and accrued expenses	$1,442	$355
Deposits and deferred gains	943	997
Deferred income taxes	5,112	5,769
Other liabilities	2,113	2,063

Total liabilities	9,610	9,184

Commitments and contingencies (Note 6)

Common equity, at 9/30/2025 and 12/31/2024 Shares authorized – Common shares unlimited, Class C shares 52,000;Common shares issued and outstanding 1,792,613 at 9/30/2025 and 12/31/2024, Class C shares issued and outstanding 52,000 at 9/30/2025 and 12/31/2024	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	73,344	76,312

Total shareholders’ equity	78,815	81,783

Total liabilities and shareholders’ equity	$88,425	$90,967

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Sales	$213	$45	$474	$269
Interest and other income	254	357	809	1,097
Total revenues	467	402	1,283	1,366
Cost and expenses:
Cost of sales	150	767	833	2,035
Selling, general and administrative	1,010	1,105	3,734	5,245
Depreciation and amortization	35	53	99	152
Total cost and expenses	1,195	1,925	4,666	7,432
Operating loss before other income and income taxes	(728)	(1,523)	(3,383)	(6,066)

Other income:
Crop insurance proceeds	--	--	682	--
Net gain on property damage and lost profits, net of insurance claims	--	1,088	--	6,243
Income (loss) before income taxes	(728)	(435)	(2,701)	177
Income tax benefit	190	114	657	501

Net income (loss)	$(538)	$(321)	$(2,044)	$678

Net income (loss) per share - basic and diluted	$(0.29)	$(0.17)	$(1.11)	$0.37

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Dollars in Thousands)

	Common Equity	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
Balance December 31, 2024	$--	$5,471	$76,312	$81,783

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(924)	(924)

Net loss	--	--	(1,168)	(1,168)

Balance March 31, 2025	--	5,471	74,220	79,691

Net loss	--	--	(338)	(338)

Balance June 30, 2025	--	5,471	73,882	79,353

Net loss	--	--	(538)	(538)

Balance September 30, 2025	$--	$5,471	$73,344	$78,815

	Common Equity	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
Balance December 31, 2023	$--	$5,471	$78,240	$83,711

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(837)	(837)

Net loss	--	--	(1,034)	(1,034)

Balance March 31, 2024	--	5,471	76,369	81,840

Net income	--	--	2,033	2,033

Balance June 30, 2024	--	5,471	78,402	83,873

Net loss	--	--	(321)	(321)

Balance September 30, 2024	$--	$5,471	$78,081	$83,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Dollars in Thousands)

	2025	2024
Net cash used in operating activities	$(3,720)	$(1,067)

Net cash provided by (used in) investing activities:
Property additions	(1,431)	(2,309)
Proceeds from retirement plan investments	1,098	1,018
Insurance proceeds from casualty loss	--	2,416
	(333)	1,125

Net cash used in financing activities:
Distribution for retirement plan contribution for employees of affiliates under common control	(924)	(837)
	(924)	(837)

Net decrease in cash and cash equivalents	(4,977)	(779)
Cash and cash equivalents at beginning of period	23,082	26,260

Cash and cash equivalents at end of period	$18,105	$25,481

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

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment primarily engages in farming, harvesting and milling operations relating to coffee orchards and also cultivates, harvests and sells bananas and citrus fruits, and engages in certain ranching operations. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii. For further information on the Company’s business segments see Note 8, Business Segment Information.

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

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Consolidated Financial Statements included in the 2024 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2025.

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

The Company’s Pioneer Mill Site continues to be negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist, and as a result has caused disruptions in the Company’s development plans. The Pioneer Mill Site was leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The lease term expired July 23, 2025 and the contractor has vacated the property. The contractor remains obligated to satisfy those certain obligations that continue after the lease terminated.

During 2023, the Company initiated claims with its insurance carrier and in October 2023 the Company received an initial, unallocated advance payment of $1,000. In June 2024, the Company received $4,882 and in August 2024 received $1,088 from its insurance carrier. The Company’s insurance coverage for business interruption relating to the fire expired in August 2025. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and has completed the design stage of relocating its coffee mill to its farm in Kaanapali. Further, the Company has submitted an application for permits to the County of Maui related to the construction of a coffee mill.

On August 4, 2025 a fire occurred on approximately 30 acres of land owned by KLMC. The fire burned grassland as well as various structures which were formerly used as a repair shop and storage outbuildings for the former Sugar Cane Train operated by an unrelated third party. Several train cars were also damaged in the fire. The net book value of the assets that were damaged in the fire was $0, and as a result, no impairment was recognized. The Company has initiated a claim with its insurance carrier and continues to assess the damage and related financial impact to its operations but is currently not aware of any material adverse effect to its current operations.

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2025 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of September 30, 2025 is a money market fund for $17,182 that is considered to be a fair value hierarchy Level 1 investment. Interest and other income include interest earned on the money market funds. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Inventory

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition, irrigation, depreciation, and processing are capitalized into inventory throughout the respective crop year. Such costs, valued using an average cost method, are expensed as cost of sales when the crops are sold. Inventory is stated at the lower of cost or net realizable value. Inventory as of September 30, 2025 consisted of unprocessed crops.

The Company is harvesting its 2025 coffee crop and the coffee is being pulped and dried for a fee at a coffee mill that was completed and became operational in early January 2025. The mill is owned by an unaffiliated company on Maui. The Company assembled a temporary dry mill at a warehouse it is renting on a short term basis, where it is hulling, grading and bagging the coffee. Such coffee is expected to be available for sale in mid to late November 2025.

Allowance for Credit Loss Reserve

Allowances for credit loss are based on the Company’s assessment of the collectability of receivables considering delinquency status and related aging, if applicable, and an evaluation of expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of receivable. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s exposure to credit losses on accounts receivable is limited to its receivable from Newport Hospital Corporation (“NHC”). The Company established a reserve for credit loss based on the receipt of a Demand for Arbitration received from NHC and as of September 30, 2025, the Company recorded a $1,035 credit loss reserve. The credit loss reserve is recorded within other assets, net in the consolidated balance sheet as of September 30, 2025. Reference is made to Note 2, Land Development for further discussion.

Revenue Recognition

In accordance with the core principle of Accounting Standards Codification (“ASC”) 606, revenue from real property sales is recognized at the time of closing when control of the property transfers to the buyer. After closing of the sale transaction, the Company has no remaining performance obligation. When the sale does not meet the requirements for full profit recognition, all or a portion of the profit is deferred until such requirements are met.

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

The Company’s revenues that were subject to revenue recognition standards for the three and nine months ended September 30, 2025 were $86 and $244, respectively and for the three and nine months ended September 30, 2024 were $0 and $115, respectively, related to agricultural products and other sales.

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and nine months ended September 30, 2025, the Company recognized $127 and $230, respectively, and $48 and $153, during the three and nine months ended September 30, 2024, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and nine months ended September 30, 2025, the Company recognized $79 and $230, respectively, and during the three and nine months ended September 30, 2024, recognized $64 and $122, respectively, of lease expense, substantially comprised of non-variable lease payments.

Insurance Recoveries

Insurance recoveries, including business interruption and crop insurance, are not earned through the normal course of the Company’s primary revenue generating business activities. As such, these amounts are recorded as Other Income in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2025.

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

(2)  Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1,137, as amended, to install the sewer line. KLMC paid $1,115 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the property. Due to the receipt of a Demand for Arbitration, discussed in Note 6 Commitments and Contingencies as of September 30, 2025, the Company recorded a $1,035 credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of September 30, 2025. The credit loss reserve is recorded within other assets, net in the consolidated balance sheet as of September 30, 2025. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”) entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20,000, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the deadline was extended to November 29, 2024 for the purchaser to deliver the Notice to Proceed and such notice was properly received. The purchaser has deposited a total of $2,000 into an escrow account, managed by a title company, established for the sale of the property. The property was leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expired July 23, 2025 and the contractor has vacated the property. The contractor remains obligated to satisfy those certain obligations that continue after the lease term expired. The closing of the sale of the PMS land parcels is not expected to occur until the USACE contractor completes such obligations and the purchaser completes environmental testing, in accordance with the PMS Sales Agreement. The purchaser has the right to terminate the PMC Sales Agreement depending on various factors, including environmental testing of the property, as defined in the PMC Sales Agreement. As the PMC Sales Agreement is subject to certain conditions including the results of the environmental testing, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

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

(3)  Retirement Plan Investments

In 2023, the Company terminated its defined benefit pension plan (the “Pension Plan”) and transferred $5,000 to a qualified replacement plan (“QRP”). In accordance with U.S. GAAP, the amount transferred to the QRP is reflected as Retirement plan investments on the Company’s consolidated balance sheet as of September 30, 2025. Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 10, 2025, approximately $1,098 was allocated to the participants in the QRP. Approximately $174 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2025 and approximately $924 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet at September 30, 2025. On February 26, 2024, approximately $1,019 was allocated to the participants in the QRP. Approximately $182 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2024 and approximately $837 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet as of September 30, 2024.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac Hawaii, LLC (now known as KLC Land Company, LLC, a direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations) and their spouses with pension benefits. The deferred compensation liability of $271 is included in Other liabilities in the Company's condensed consolidated balance sheet as of September 30, 2025.

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

The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. The OBBBA includes the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and experimental expenditures and modifications to the interest deduction limitations. The effect of the OBBBA did not have a material impact on the Company’s income tax benefit or income tax account balances for the three and nine months ended September 30, 2025.

(5)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Commissions paid for the three and nine months ended September 30, 2025 were $0 and $26, respectively, and $0 and $25, respectively, for the three and nine months ended September 30, 2024, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended September 30, 2025 were $290 and $947, respectively, and $342 and $997 for the three and nine months ended September 30, 2024, respectively, of which $280 was unpaid as of September 30, 2025.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The allocation of $924 and $837, which occurred during the first quarter of 2025 and 2024, respectively, was recorded as a reduction in accumulated earnings in the consolidated balance sheet as of September 30, 2025 and December 31, 2024. Reference is made to Note 3, Retirement Plan Investments, for discussion regarding the QRP.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. Coffee production and yields are subject to many factors, particularly weather related factors, including rainfall and the availability of sufficient irrigation water flowing through its irrigation system. Yields may be reduced in years of drought when irrigation water and rainfall is insufficient. The Company purchases crop insurance annually which reduces certain coffee crop production risks. In May 2025, the Company received $682 in crop insurance proceeds related to an insured event that occurred during the 2024 crop year. This amount has been recorded within crop insurance proceeds in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2025. Additionally as a result of the Lahaina wildfire in October 2023, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. In June 2024, the Company received an insurance payment of $4,882 and in August 2024, received $1,088, both of which are recorded within net gain on property damage and lost profits, net of insurance claims in the consolidated statement of operations for the three and nine months ended September 30, 2024, as applicable. Reference is made to Note 1, Property, for further discussion regarding the Lahaina wildfire.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to stockholders	$(538)	$(321)	$(2,044)	$678

Denominator:
Number of weighted average share outstanding
- basic and diluted	1,845	1,845	1,845	1,845

Net income (loss) per share,
- basic and diluted	$(0.29)	$(0.17)	$(1.11)	$0.37

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

As described in Note 1, Summary of Significant Accounting Policies, the Company has two reportable business segments, Property and Agriculture. The Company’s Property segment consists primarily of revenue received from land sales and development, and lease and licensing agreements. The Company’s Agricultural segment currently consists primarily of coffee farming and milling operations and sales of coffee, other farm related operations, and revenue derived from licensing agreements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Property:
Revenue	$86	$78	$261	$194
Less:
Operating costs and expenses	247	220	788	751
Property tax	36	33	102	93
Credit loss reserve expense	15	15	47	969
Other selling, general and administrative expenses	189	277	812	792
Depreciation	19	16	55	47
Property operating loss before income taxes	(420)	(483)	(1,543)	(2,458)

Agriculture
Revenue	161	8	333	169
Less:
Cost of goods sold	151	767	833	2,035
Property tax	5	5	15	13
Other selling, general and administrative expenses	14	60	181	154
Depreciation	15	37	44	105
Agriculture operating loss before income taxes	(24)	(861)	(740)	(2,138)

Operating loss	(444)	(1,344)	(2,283)	(4,596)

Crop insurance proceeds	--	--	682	--
Net gain on property damage and lost profits, net of insurance claims	--	1,088	--	6,243
Corporate operating loss before income taxes	(284)	(179)	(1,100)	(1,470)

Income (loss) before income taxes	$(728)	$(435)	$(2,701)	$177

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Unless the context indicates otherwise, references in this report to “Kaanapali Land” mean Kaanapali Land, LLC, and references to the “Company” mean Kaanapali Land and all of its subsidiaries and its predecessors.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. These statements include expectations concerning, among other things, the Company’s land development plans, including anticipated timing, strategy and initiatives, the expected outcome of the legal proceedings, and the impact of macroeconomic conditions. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, natural events, including the Lahaina wildfire discussed below, the effect of geopolitical, economic and market conditions in Hawaii and globally, including the rate of inflation, changes to fiscal and monetary policy, interest rate and currency fluctuations, pressure on the global banking system, competitive market conditions, the implementation of increased, new or retaliatory tariffs, delays, uncertainties and costs related to the receipt of governmental approvals, including the risk that an approval is obtained subject to conditions that are not anticipated, costs of material and labor, actual versus projected timing of events, and other factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), this report and any other periodic reports the Company files with the U.S. Securities and Exchange Commission (the “SEC), all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Lahaina Wildfire

The Company’s Pioneer Mill Site continues to be negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. The Company is harvesting its 2025 coffee crop and the coffee is being pulped and dried for a fee at a coffee mill that was completed and became operational in early January 2025. The mill is owned by an unaffiliated company on Maui. The Company assembled a temporary dry mill at a warehouse it is renting on a short-term basis, where it is hulling, grading and bagging the coffee. The coffee is expected to be available for sale in mid to late November 2025. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist, and as a result has caused disruptions in the Company’s development plans. The Pioneer Mill Site was leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The lease term expired July 23, 2025 and the contractor has vacated the property. The contractor remains obligated to satisfy those certain obligations that continue after the lease term expired.

During 2023, the Company initiated claims with its insurance carriers and in October 2023 the Company received an initial, unallocated advance payment of $1 million. In June 2024, the Company received from its insurance carrier approximately $4.9 million and in August 2024 received approximately $1.1 million. The Company’s insurance coverage for business interruption relating to the fire expired in August 2025. Although the Company currently expects that the Company’s insurance coverage will compensate the Company for the majority of its losses incurred in connection with the fire and related devastation, including the costs of its structures and equipment lost in the fire, the loss in revenue from the lack of coffee sales and the loss of income from the licensees, there can be no assurances the Company will be fully compensated for such losses. The Company could experience losses in excess of its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali and has completed its design of the relocation of its coffee mill to its farm in Kaanapali and has submitted an application for permits to the County of Maui related to the construction of a coffee mill.

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

High interest rates not only increase the cost of borrowed funds to the Company, but can also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. Interest rates are subject to change, including as a result of mandatory fiscal policy decisions, adverse macroeconomic conditions, and market volatility, which, in turn, could cause adverse financial impacts to the Company and real estate development generally.

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

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1.1 million to install the sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the property. Due to the receipt of a Demand for Arbitration, discussed below, as of September 30, 2025, the Company recorded a $1 million credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of September 30, 2025. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

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

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”), entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 20 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels is $20,000, and the closing of the sale of the PMS land parcels is subject to the due diligence period. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the deadline was extended to November 29, 2024 for the purchaser to deliver the Notice to Proceed and such notice was properly received. The purchaser has deposited a total of $2,000 into an escrow account, managed by a title company, established for the sale of the property. The property was leased by a USACE contractor and was used as a base yard for the clean-up of Lahaina. The lease term expired July 23, 2025 and the contractor has vacated the property. The contractor remains obligated to satisfy those certain obligations that continue after the lease term expired. The closing of the sale of the PMS land parcels is not expected to occur until the USACE contractor completes such obligations and the purchaser completes environmental testing, in accordance with the PMS Sales Agreement. The purchaser has the right to terminate the PMC Sales Agreement depending on various factors, including environmental testing of the property, as defined in the PMC Sales Agreement. As the PMC Sales Agreement is subject to certain conditions including the results of the environmental testing, there can be no assurance that the sale of the PMS land parcels will be completed under the existing or any other terms of the PMC Sales Agreement, if at all.

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

The increase in inventory as of September 30, 2025 as compared to December 31, 2024 and the related decrease in cost of sales for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 is primarily due to the capitalization of the costs of growing coffee during the three and nine months ended September 30, 2025 as compared to the costs of growing coffee being expensed as cost of sales for the three and nine months ended September 30, 2024 due to the Company’s inability to process the 2024 coffee crop due to the destruction of the Company’s coffee mill in the Lahaina wildfire.

The decrease in retirement plan investments as of September 30, 2025 as compared to December 31, 2024, is primarily due to the QRP allocation that was made to plan participants during the first quarter of 2025.

The increase in accounts payable and accrued expenses as of September 30, 2025 as compared to December 31, 2024, is primarily due to the timing of payroll payments relative to the end of the quarter ended September 30, 2025, as well as an increase in accrued expenses due to the capitalization of the costs of growing coffee.

The decrease in selling, general and administrative expenses for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is due to the credit loss reserve established during second quarter 2024 related to the Company’s receivable from Newport Hospital Corporation.

The increase in crop insurance proceeds for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 is due to crop insurance proceeds received during in May 2025 related to an insured event that occurred during the 2024 crop year.

The decrease in net gain on property damage and lost profits, net of insurance claims for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 is due to the recognition of an insurance advance during the first quarter of 2024 to purchase mill replacement equipment received from the Company’s insurance carriers as a result of the Lahaina wildfire.

See also the notes to the condensed consolidated financial statements, for additional discussion of items addressing comparability between the three and nine months ended September 30, 2025 and 2024.

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

The Company had cash and cash equivalents of approximately $18 million as of September 30, 2025 which is available for, among other things, working capital requirements, including future operating expenses, the rebuilding of the coffee mill and replacement of equipment and structures destroyed in the Lahaina wildfire, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Cash Flows

Net cash flows provided by investing activities for the nine months ended September 30, 2025 were approximately $0.3 million due to proceeds from retirement plan investments offset by the costs of purchasing coffee mill replacement equipment, as well as, costs of project planning and engineering, primarily relating to KCF Mauka and Puukollii Village Mauka. Net cash flows used in financing activities for the nine months ended September 30, 2025 was approximately $0.9 million due to retirement plan investments allocated to participants in the QRP who are employees of certain affiliates of the Company.

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

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1, Summary of Significant Accounting Policies, to the condensed consolidated financial statements.

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

Internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	November 12, 2025

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	November 12, 2025