Form 10-K
period 2025-12-31
KAANAPALI LAND LLC
filed 2026-03-25
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of March 25, 2026, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding.

Documents incorporated by reference: None

Table of Contents

Part I

Item 1. Business

Kaanapali Land, LLC ("Kaanapali Land" or the “Company”), a Delaware limited liability company, operates in two primary business segments: (i) Property and (ii) Agriculture. The Company operates through a number of subsidiaries, each of which is owned directly or indirectly by Kaanapali Land.

KLC Land is the direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its remaining operations. KLC Land conducts substantially all of its business through various subsidiaries. Those subsidiaries with remaining assets of significant net value include KLC Holding Corp. ("KLC"), Pioneer Mill Company, LLC ("PMC"), and Kaanapali Land Management Corp. ("KLMC" formerly known as Kaanapali Development Corp.). Kaanapali Land has elected to be taxable as a corporation.

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

Pioneer Mill Site. The Company owns approximately 21 acres in Lahaina, known as the Pioneer Mill Site, which is zoned primarily industrial. This is the former site of PMC’s sugar mill on Maui and was the site of the coffee mill operation. In addition, portions of this parcel were subject to various short-term license agreements with third parties that generated income for the Company. As discussed below, the site was negatively impacted by the Lahaina wildfire, which occurred in August 2023.

On June 13, 2024, PMC entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 21 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels was $20 million, and the closing of the sale of the PMS land parcels was subject to the due diligence period. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the deadline was extended to November 29, 2024 for the purchaser to deliver the Notice to Proceed and such notice was properly received. The purchaser deposited a total of $2 million into an escrow account, managed by a title company, established for the sale of the property. The sale of the property closed on March 10, 2026 and at closing PMC received $19.9 million in cash.

Lahaina Wildfire. The Company’s Pioneer Mill Site has been negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. In 2025, the Company harvested its coffee crop and outsourced pulping and drying to an unaffiliated coffee mill on Maui that became operational in January 2025. Separately, the Company assembled a temporary dry mill at a short term leased warehouse, where it is hulling, grading, and bagging coffee. Coffee sales resumed in December 2025. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist. The Pioneer Mill Site was leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The contractor’s lease term expired July 23, 2025 and the contractor has vacated the property.

During 2023, the Company initiated claims with its insurance carriers and in October 2023 the Company received an initial, unallocated advance payment of $1 million. In June 2024, the Company received approximately $4.9 million and in August 2024 received approximately $1.1 million from its insurance carrier. The Company’s insurance coverage for business interruption relating to the fire expired in August 2025. The Company’s insurance carrier has compensated the Company for the majority of its losses relating to business interruption through July 2025 for the lack of coffee sales in the coffee farming operations and loss of income for licensees at the Pioneer Mill site as well as partial payments for initial estimates of losses relating to structures and equipment destroyed in the fire and other claim related costs. The Company has completed the design of the relocation of its coffee mill to agriculture land owned by the Company and is currently assessing bids it received in March 2026 to determine feasibility of rebuilding the coffee mill. There can be no assurances the Company will be fully compensated for losses incurred to structures destroyed in the fire or that insurance proceeds will be sufficient to rebuild the coffee mill or other structures. Additionally, the Company could experience losses that exceed its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali.

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

In September 2014, KLMC, pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”) sold an approximately 14.9 acre parcel in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC has entered into a contract for $1.1 million to install the sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the property. Due to the receipt of a Demand for Arbitration, discussed below, the Company recorded credit loss reserves in the amount of $0.1 million and $1 million for the years ended December 31, 2025 and 2024, respectively, on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The total amount of the credit loss reserve of approximately $1.1 million represents the entire receivable amount and interest incurred as of December 31, 2025. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On August 5, 2024, NHC served KLMC with a Demand for Arbitration administered by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The pre-arbitration discovery process is ongoing. The parties mutually agreed to defer the arbitration proceedings as the parties evaluate an alternative to arbitration. The arbitration proceedings have been rescheduled for July 13, 2026, if the parties are unable to agree to an alternative to arbitration. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or a material impact on business and financial results for KLMC.

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

The Company is continuing with its planning for the development of Puukolii Village, a 241-acre residential development site in the region south of Kaanapali Coffee Farms. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. Critical to the Company’s ability to develop Puukolii Village is the Company’s ability to secure water use permits from the State of Hawaii Commission on Water Resource Management (CWRM). The purveyor for potable water for the Kaanapali service area, which would supply water to Puukolii Village, is in the process of submitting an application to CWRM for a permit to secure the water needed to service the development. In August 2025, the Company submitted an application to CWRM for a permit to secure the water needed to service Puukolii Village. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. See below for further discussion of CWRM. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company entered into a contract to install a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to reimburse KLMC for the cost of the portion of the sewer line fronting the critical care hospital site less KLMC’s obligated share of the cost. (See discussion above).

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of the Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company continues to work with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval of all phases and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company plans to pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Also critical to the Company’s ability to develop KCF Mauka is the Company’s ability to secure water use permits from the State of Hawaii Commission on Water Resource Management (CWRM). The purveyor for potable water for the Kaanapali service area, which would supply water to KCF Mauka, is in the process of submitting an application to CWRM for a permit to secure the water needed to service the development. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. See below for further discussion of CWRM. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

Agriculture

Current Operations. Agricultural operations consist primarily of cultivation, milling and sale of coffee. The coffee farming operation includes manpower and equipment required to fertilize, prune and maintain the coffee plantations as well as equipment required to harvest the coffee cherry. As discussed above, the coffee mill was destroyed in the Lahaina wildfire. The Company has completed the design stage of building a new mill at its farm in Kaanapali, and has received bids from construction contractors in March 2026 for the construction of the mill and is assessing the bids and consulting with its insurance carrier. The mill, if built, is not expected to be completed in time for the 2026 coffee harvest. The coffee fields were not destroyed in the fire. The Company also maintains and operates a system of irrigation infrastructure including development tunnels, ditches, tunnels, siphons, flumes and reservoirs required to irrigate the Company’s agricultural operations and future planned developments with non-potable water.

The Company sells milled green coffee under the brand name Mauigrown Coffee mainly to interisland Hawaii customers, generally roasters who have retail coffee shops, and also sell to grocery stores and online. Based on availability, green coffee is also shipped and sold to mainland and international customers, including roasters, dealers, and traders. Portions of the coffee farms are operated as part of the 336-acre Kaanapali Coffee Farms agricultural subdivision, in which a portion of each lot owned by the lot owner is used for their single-family dwelling, while the remainder of the lot containing coffee trees is farmed by the Company. The Company has entered into certain agreements with the Kaanapali Coffee Farms Lot Owners Association in this regard. The planned 295-acre, second phase of Kaanapali Coffee Farms, named KCF Mauka, will be within the coffee farming area as well. The Company continues to plant additional acreage of coffee on its agricultural land not currently included in the developable lands of Kaanapali 2020 Development Plan.

Coffee production and yields are subject to many factors, including coffee berry borer (“CBB”), coffee leaf rust (“CLR”) and weather related factors, including rainfall and the availability of sufficient irrigation water flowing through its irrigation system. Yields may be reduced in years of drought when irrigation water and rainfall is insufficient. Reference is made to Item 1A. Risk Factors for risks relating to agriculture. The Company purchases crop insurance annually which reduces certain coffee crop production risks. The Company received crop insurance proceeds in 2025 related to losses sustained to the 2024 coffee crop due to an insured event. Additionally, the Company filed an insurance claim in 2026, due to low production yields in the 2025 harvest resulting from severe draught, CBB and CLR.

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

Employees

At March 1, 2026, Kaanapali Land and its subsidiaries employed a total of 22 employees. Certain corporate services are provided by Pacific Trail Holdings, LLC (“Pacific Trail”) and its affiliates. Pacific Trail owns approximately 76% of the Common Shares of Kaanapali Land. Kaanapali Land reimburses Pacific Trail and its affiliates for these services and related overhead at cost.

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

Item 1A. Risk Factors

The Company faces numerous risks and uncertainties, including those set forth below. The risks described below are not the only risks that the Company faces. New risks may emerge from time to time and it is not possible to predict all such risks. These risk factors include a number of risks and uncertainties that could negatively impact Kaanapali Land's property activities and operations. If any of the risks described below or any potential new risks not yet identified occur, they may have a material adverse effect on the Company's business, consolidated financial position or results of operations.

Reference is made to Item 1. Business and Item 3. Legal Proceedings for further discussion of some of the risks and uncertainties facing Kaanapali Land.

Risks Related to Hawaiian Real Estate and Development Markets

The Kaanapali 2020 Development Plan (including, without limitation, Kaanapali Coffee Farms and Puukolii Village Mauka), as well as the Company's other development activities, are, apart from the risks associated with the entitlement process described above, subject to the risks generally incident to the ownership and development of real property. These include the possibility that cash generated from sales will not be sufficient to meet the Company's continuing obligations. This could result from the length of time to find a willing buyer of a property for sale, inadequate pricing or declines on asset values or pace of sales of properties or disruptions and delays in the supply of construction material or changes in costs of construction or development; increased and continuing government mandates; adverse changes in Hawaiian economic conditions, such as increased costs resulting from high rates of inflation, and availability of labor, increased costs of marketing and production, restricted availability of financing; adverse changes in local, national and/or international economic conditions (including adverse changes in exchange rates of foreign currencies for U.S. dollars); adverse effects of international political events, such as geopolitical events in Europe, the Middle East, Asia, and Russia’s invasion of Ukraine, additional terrorist activity in the U.S. or abroad that lessen travel, tourism and investment in Hawaii; substantial increase in cost of travel to Hawaii due to the increase in fuel costs, fuel shortages, or other events in the airline industry that could lessen travel and tourism in Hawaii; the spread of contagious viruses or diseases, that could negatively impact commerce generally and travel to Hawaii; the need for unanticipated improvements or unanticipated expenditures in connection with environmental matters; increase in real estate tax rates and other expenses; delays in obtaining permits or approvals for construction or development and adverse changes in laws, governmental rules and fiscal policies; acts of God, including wildfires, earthquakes, volcanic eruptions, floods, droughts, fires, tsunamis, unusually heavy or prolonged rains, and hurricanes; and other factors which are beyond the control of the Company. Declines in asset values could result in impairment in the carrying values of the Company’s real estate assets and could have a material adverse effect on the Company’s results of operations. Because of these risks and others, real estate ownership and development is subject to unexpected increases in costs.

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

Risks Relating to Natural Events

The Company's development lands are located in an area that is susceptible to hurricanes and seismic activity. In addition, during certain times of year, heavy rainfall is not uncommon. These events may adversely impact the Company's development activities and infrastructure assets, such as roadways, reservoirs, water courses and drainage ways. Significant events may cause the Company to incur substantial expenditures for investigation and restoration of damaged irrigation infrastructure, damaged structures and facilities. Climate change, flooding, drought, fires, wind, prolonged heavy rains, and other natural perils can adversely impact agricultural production and water transmission and storage resources on lands owned or used by the Company.

The Company’s Pioneer Mill Site has been negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. In 2025, the Company harvested its coffee crop and outsourced pulping and drying to an unaffiliated coffee mill on Maui that became operational in January 2025. Separately, the Company assembled a temporary dry mill at a short term leased warehouse, where it is hulling, grading, and bagging coffee. Coffee sales resumed in December 2025. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist. The Pioneer Mill Site was leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The contractor’s lease term expired July 23, 2025 and the contractor has vacated the property.

During 2023, the Company initiated claims with its insurance carriers and in October 2023 the Company received an initial, unallocated advance payment of $1 million. In June 2024, the Company received approximately $4.9 million and in August 2024 received approximately $1.1 million from its insurance carrier. The Company’s insurance coverage for business interruption relating to the fire expired in August 2025. The Company’s insurance carrier has compensated the Company for the majority of its losses relating to business interruption through July 2025 for the lack of coffee sales in the coffee farming operations and loss of income for licensees at the Pioneer Mill site as well as partial payments for initial estimates of losses relating to structures and equipment destroyed in the fire and other claim related costs. The Company has completed the design of the relocation of its coffee mill to agriculture land owned by the Company and is currently assessing bids it received in March 2026 to to determine feasibility of reguilding the coffee mill. There can be no assurances the Company will be fully compensated for losses incurred to structures destroyed in the fire or that insurance proceeds will be sufficient to rebuild the coffee mill or other structures. Additionally, the Company could experience losses that exceed its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali.

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

Risks Relating to Agriculture

The Company remains engaged in farming, harvesting, and milling operations relating to coffee orchards. The Company incurs significant risks relating to the cost of growing and maintaining the coffee trees and producing and selling the coffee. As discussed above, the coffee mill was destroyed in the Lahaina wildfire. The Company has completed its design of the relocation of its coffee mill to its farm in Kaanapali. The Company has received its permits from the County of Maui related to the construction of the coffee mill and anticipates construction to start in June 2026. The coffee fields were not damaged in the fire. The Company is experiencing rising costs in its farming operations as a result of local labor shortages and the recent rise in inflation. The Company may be limited in its ability to increase the price it charges to customers sufficient to realize a profit in its coffee sales and therefore, such cost increases may negatively impact the Company’s results of operations in the future and may cause disruptions in the Company’s development plans. The Company also incurs the risk that coffee farming could be materially affected because of the adverse effects on coffee yields caused by CBB, CLR or through regulatory risk, as described below. The Company relies on water sourced from its irrigation systems, which divert water from streams and development tunnels into a network of ditches, tunnels, flumes, siphons and reservoirs. In the event CWRM or any other regulatory body limits the Company’s ability to divert stream waters to its irrigation systems, the result could have a negative impact on the Company’s ability to continue with its agricultural operations and development plans.

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

In September 2020, the Company discovered the CBB on its land. The Company has been aware of the possible spread to its crops and has maintained sound management practices. The Company has developed an integrated management program designed to manage all aspects for cultural control of the CBB. Such program has resulted in an increase in the costs of farming the coffee and the CBB has lowered the quantity and quality of salable coffee.

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

Adverse macroeconomic conditions continue to cause economic uncertainty and market volatility. High levels of inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, high costs of fuel, currency fluctuations, challenges in the supply chain, implementation of tariffs, and other adverse macroeconomic conditions (including those resulting from any increased geopolitical pressure), may continue. Such uncertainty and risk may negatively impact the Company’s performance and financial results, including any potential negative impact on the values of its property holdings on Maui and future planned development and sales of parcels of such development, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

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

Kaanapali Land, as successor by merger to other entities, and D/C have in the past and continue to be named as defendants in personal injury actions allegedly based on exposure to asbestos. While there are relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land were allegedly based on its prior business operations in Hawaii and cases against D/C were allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Certain asbestos-related proofs of claims in the bankruptcy case had been withdrawn in connection with closing the bankruptcy. Certain of these cases have been refiled subsequent to the closing of the bankruptcy. Each entity defending these cases believes that it has meritorious defenses against these actions, but can give no assurances as to the ultimate outcome of these cases. The defense of these cases had a material adverse effect on the financial condition of D/C as it was forced to file a voluntary petition for liquidation. D/C emerged from bankruptcy in 2023 with no assets. Kaanapali Land does not presently believe that future cases in which it may be named will result in any material liability to Kaanapali Land; however, there can be no assurance in that regard. Reference is made to Note 6. Commitments and Contingencies, to the Company’s consolidated financial statements included in Item 8 for additional discussion.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company utilizes an affiliated company of, its manager, Pacific Trail (“IT Provider”), which is a provider of financial services to numerous affiliates of Pacific Trail, which operate in the real estate and financial services industries for its accounting, accounts payable, treasury and related Information Technology (“IT”) and data processing functions. The Company’s financial systems and related controls, procedures, risk management, and including IT systems is integrated with that of the affiliated companies (together the “Affiliated Group”).

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

Item 4. Mine Safety Disclosures

None.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 1, 2026, there were approximately 569 holders of record of the Company's 1,792,613 Common Shares and 52,000 Class C Shares. “Shares” mean shares of the Company which represents membership interests in the Company. The Company has no outstanding options, warrants to purchase or securities convertible into, common equity of the Company. There is no established public trading market for the Company's shares. The Company has elected to be treated as a corporation for federal and state income tax purposes. As a consequence, under current law, holders of shares in the Company will not receive direct allocations of profits or losses relating to the financial results of the Company as they would for the typical limited liability company that elects to be treated as a partnership for tax purposes. In addition, any distributions that may be made by the Company will be treated as dividends. However, no dividends were paid by the Company in 2025 and the Company does not anticipate making any distributions for the foreseeable future.

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

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. These statements include expectations concerning, among other things, the Company’s land development plans, including anticipated timing, strategy and initiatives, the expected outcome of legal proceedings, and the impact of macroeconomic conditions. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, natural events, including the Lahaina wildfire discussed below, the effect of geopolitical, economic and market conditions in Hawaii and globally, including the rate of inflation, changes to fiscal and monetary policy, interest rate and currency fluctuations, increase in fuel costs, pressure on the global banking system, competitive market conditions, the implementation of increased new or retaliatory tariffs, delays, uncertainties and costs related to the receipt of governmental approvals, including the risk that an approval is obtained subject to conditions that are not anticipated, costs of material and labor, and actual versus projected timing of events, all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

Lahaina Wildfire

The Company’s Pioneer Mill Site has been negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. In 2025, the Company harvested its coffee crop and outsourced pulping and drying to an unaffiliated coffee mill on Maui that became operational in January 2025. Separately, the Company assembled a temporary dry mill at a short term leased warehouse, where it is hulling, grading, and bagging coffee. Coffee sales resumed in December 2025. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist. The Pioneer Mill Site was leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The contractor’s lease term expired July 23, 2025 and the contractor has vacated the property.

During 2023, the Company initiated claims with its insurance carriers and in October 2023 the Company received an initial, unallocated advance payment of $1 million. In June 2024, the Company received from its insurance carrier approximately $4.9 million and in August 2024 received approximately $1.1 million. Additionally, in January 2026, the Company received approximately $4 million from its insurance carrier for claims that were submitted related to the losses that were incurred during 2023. The Company’s insurance coverage for business interruption relating to the fire expired in August 2025. The Company’s insurance carrier has compensated the Company for the majority of its losses relating to business interruption through July 2025 for the lack of coffee sales in the coffee farming operations and loss of income for licensees at the Pioneer Mill site as well as partial payments for initial estimates of losses relating to structures and equipment destroyed in the fire and other claim related costs. The Company has completed the design of the relocation of its coffee mill to agriculture land owned by the Company and is currently assessing bids it received in March 2026 to determine feasibility of rebuilding the coffee mill. There can be no assurances the Company will be fully compensated for losses incurred to structures destroyed in the fire or that insurance proceeds will be sufficient to rebuild the coffee mill or other structures. Additionally, the Company could experience losses that exceed its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali.

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

Pension Plan

In 2023, the Company terminated its former Pension Plan (the “Pension Plan”) and transferred $5 million to a qualified replacement plan (“QRP”). Such assets are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates of the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) required for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. In February 2025 and 2024, approximately $1.1 million and $1 million, respectively, was allocated to the participants in the QRP.

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which committed KLMC to fund up to $0.6 million depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1.1 million to install the sewer line. KLMC has paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the property. Due to the receipt of a Demand for Arbitration, discussed below, the Company recorded credit loss reserves in the amount of $0.1 million and $1 million for the years ended December 31, 2025 and 2024, respectively, on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The total amount of the credit loss reserve of approximately $1.1 million represents the entire receivable amount and interest incurred as of December 31, 2025. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On August 5, 2024, NHC served KLMC with a Demand for Arbitration, administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The pre-arbitration discovery process is ongoing. The parties mutually agreed to defer the arbitration proceedings as the parties evaluate an alternative to arbitration. The arbitration proceedings have been rescheduled for July 13, 2026, if the parties are unable to agree to an alternative to arbitration. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or a material impact on business and financial results for KLMC.

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”), entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 21 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels was $20 million and the closing of the sale of the PMS land parcels is subject to the due diligence period. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the deadline was extended to November 29, 2024 for the purchaser to deliver the Notice to Proceed and such notice was properly received. The purchaser deposited a total of $2 million into an escrow account, managed by a title company, established for the sale of the property. The sale of the property closed on March 10, 2026 and at the closing PMC received $19.9 million in cash.

The Company is in the planning stages for the development of a 295-acre parcel in KCF Mauka. The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County for subdivision approval. The Company has been working with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending and additional efforts are being made to secure the approval. Upon final subdivision approval of all phases and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company can pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Also critical to the Company’s ability to develop KCF Mauka is the Company’s ability to secure water use permits from the State of Hawaii Commission on Water Resource Management (CWRM). The purveyor for potable water for the Kaanapali service area, which would supply water to KCF Mauka, is in the process of submitting an application to CWRM for a permit to secure the water needed to service the development. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. See below for further discussion of CWRM. Therefore, there can be no assurance the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

The Company is continuing with its planning for the development of Puukolii Village, a 241-acre residential development site in the region south of Kaanapali Coffee Farms. The conceptual master plan is comprised of 20 developable parcels planned for 940 units including a mix of affordable and market priced homes, both single and multi-family, mixed use commercial, parks, school, and community facilities. Puukolii Village is fully entitled. Critical to the Company’s ability to develop Puukolii Village is the Company’s ability to secure water use permits from the State of Hawaii Commission on Water Resource Management (CWRM). The purveyor for potable water for the Kaanapali service area, which would supply water to Puukolii Village, is in the process of submitting an application to CWRM for a permit to secure the water needed to service the development. In August 2025, the Company submitted an application to CWRM for a permit to secure the water needed to service Puukolii Village. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. In conjunction with the potential development of Puukolii Village and in coordination with the possible development by an unrelated third party of the 14.9 acre site to be used for a critical access hospital, as noted above, the Company entered into a contract to install a sewer line from the Puukolii Village site to the critical care hospital site. The developer of the critical access hospital site is obligated to share in the sewer line cost for the portion of the sewer line fronting the critical care hospital site (see discussion above).

Comparison of Results of Operations

The increase in inventory as of December 31, 2025 as compared to December 31, 2024 and the related decrease in cost of sales for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily due to the capitalization of the costs of growing coffee during the year ended December 31, 2025 as compared to the costs of growing coffee being expensed as cost of sales for the year ended December 31, 2024 due to the Company’s inability to process the 2024 coffee crop due to the destruction of the Company’s coffee mill in the Lahaina wildfire.

The decrease in retirement plan investments as of December 31, 2025 as compared to December 31, 2024, is primarily due to the QRP allocation that was made to plan participants during the first quarter of 2025.

The increase in accounts payable and accrued expenses as of December 31, 2025 as compared to December 31, 2024, is primarily due to the timing of coffee milling expenses relative to the year ended December 31, 2025.

The decrease in selling, general and administrative expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is due to the credit loss reserve established during 2024 related to the Company’s receivable from Newport Hospital Corporation.

The increase in crop insurance proceeds for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is due to crop insurance proceeds received during in May 2025 related to an insured event that occurred during the 2024 crop year.

The decrease in net gain on property damage and lost profits, net of insurance claims for the year ended December 31, 2025 as compared to the year ended December 31, 2024 is due to the recognition of an insurance advance during the first quarter of 2024 to purchase mill replacement equipment received from the Company’s insurance carriers as a result of the Lahaina wildfire.

See also the notes to the condensed consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, for additional discussion of items addressing comparability between years.

Liquidity and Capital Resources

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Reference is made to Item 1. Business, and other footnotes to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

The Company had cash and cash equivalents of approximately $16 million as of December 31, 2025, which is available for, among other things, working capital requirements, including future operating expenses, the possible rebuilding of the coffee mill and replacement of equipment and structures destroyed in the Lahaina wildfire, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Deferred income taxes are accounted for in accordance with FASB ASC Topic 740 – Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Topic 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized. The Company has a deferred tax asset related to federal net operating losses (NOLs) of $9,220, of which $4,063 has been subject to a valuation allowance. Such allowance is subject to assumptions and judgment. If the Company generates taxable income in future years and the Company determines that the valuation allowance is no longer required, the tax benefit for the remaining deferred tax asset will be recognized at that time. Reference is made to Note 4. Provision for Income Taxes, to the consolidated financial statements included in Item 8. Financial Statements and Supplemental Data, for further discussion.

Material legal proceedings of the Company include Kaanapali Land, as successor by merger to other entities, and D/C have in the past and continue to be named as defendants in personal injury actions allegedly based on exposure to asbestos. Cases against Kaanapali Land are allegedly based on its prior business operations in Hawaii and cases against D/C are allegedly based on sale of asbestos-containing products by D/C's prior distribution business operations primarily in California. Predicting the outcome of such claims and estimating the costs and exposure requires the Company to make estimates, assumptions, and judgments that could result in actual costs to be materially different from such estimates. Reference is made to Note 6. Commitments and Contingencies, to the consolidated financial statements included in Item 8. Financial Statements and Supplemental Data, for further discussion.

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

Item 8. Financial Statements and Supplementary Data

Kaanapali Land, LLC

Index

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)

Consolidated Balance Sheets, December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

Consolidated Statements of Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Member and Stockholders

Kaanapali Land, LLC

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Kaanapali Land LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 25, 2026

Kaanapali Land, LLC

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollars in Thousands, except share data)

	2025	2024
Assets
Cash and cash equivalents	$15,787	$23,082
Inventory	1,877	--
Property, net	64,296	62,992
Retirement plan investments	3,292	4,255
Other assets, net	497	638
Total assets	$85,749	$90,967

Liabilities
Accounts payable and accrued expenses	$786	$355
Deposits and deferred gains	957	997
Deferred income taxes	4,801	5,769
Other liabilities	2,072	2,063

Total liabilities	8,616	9,184

Commitments and contingencies (Note 6)

Equity
Common equity, at 12/31/2025 and 12/31/2024 Shares authorized – Common shares unlimited, Class C shares 52,000;Common shares issued and outstanding 1,792,613 at 12/31/2025 and 12/31/2024, Class C shares issued and outstanding 52,000 at 12/31/2025 and 12/31/2024	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	71,662	76,312

Total shareholders’ equity	77,133	81,783

Total liabilities and shareholders’ equity	$85,749	$90,967

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Operations

Years ended December 31, 2025 and 2024

(Dollars in Thousands except Per Share Amounts)

	2025	2024
Revenues:
Sales and lease income	$623	$506
Interest and other income	1,022	1,445
	1,645	1,951

Cost and expenses:
Cost of sales	1,851	2,774
Selling, general and administrative	5,037	6,516
Depreciation and amortization	133	205
	7,021	9,495

Operating loss before other income and income taxes	(5,376)	(7,544)

Other income:
Crop insurance proceeds	682	--
Net gain on property damage and lost profits, net of insurance claims	--	6,243
	682	6,243

Loss before income taxes	(4,694)	(1,301)
Income tax benefit	968	210

Net loss	$(3,726)	$(1,091)

Net loss per share – basic and diluted	$(2.02)	$(0.59)

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Equity

Years ended December 31, 2025 and 2024

(Dollars in Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Stockholders’ Equity
Balance December 31, 2023	$--	$5,471	$78,240	$83,711

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(837)	(837)
Net loss	--	--	(1,091)	(1,091)

Balance December 31, 2024	--	5,471	76,312	81,783

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(924)	(924)
Net loss	--	--	(3,726)	(3,726)

Balance December 31, 2025	$--	$5,471	$71,662	$77,133

The accompanying notes are an integral part of the consolidated financial statements.

Kaanapali Land, LLC

Consolidated Statements of Cash Flows

Years ended December 31, 2025 and 2024

(Dollars in Thousands)

	2025	2024
Cash flows from operating activities:
Net loss	$(3,726)	$(1,091)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Proceeds from business interruption and casualty loss insurance	--	(5,970)
Interest from retirement plan investments	(135)	(207)
Depreciation and amortization	133	205
Credit loss reserve	62	988
Provision for inventory	778	--
Deferred income taxes	(968)	(210)
Insurance proceeds from business interruption	--	3,827
Changes in operating assets and liabilities:
Inventory	(2,546)	--
Other assets	79	(134)
Accounts payable, accrued expenses, deposits, deferred gains and other	400	(187)
Net cash used in operating activities	(5,923)	(2,779)

Cash flows from investing activities:
Property additions	(1,577)	(2,997)
Property disposals	31	--
Insurance proceeds from casualty loss	--	2,416
Proceeds from retirement plan investments	1,098	1,019
Net cash provided by (used in) investing activities	(448)	438

Cash flows from financing activities:
Distribution for retirement plan contribution for employees of affiliates under common control	(924)	(837)
Net cash used in financing activities	(924)	(837)

Net decrease in cash and cash equivalents	(7,295)	(3,178)

Cash and cash equivalents at beginning of year	23,082	26,260

Cash and cash equivalents at end of year	$15,787	$23,082

Supplemental Cash Flow Information:
Income taxes paid	$--	$62

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

There are 1,792,613 Common Shares and 52,000 Class C Shares issued, all of which are outstanding at December 31, 2025.

The Company's continuing operations are in two business segments - Agriculture and Property. The Agriculture segment primarily engages in farming, harvesting and milling operations relating to coffee orchards and also cultivates, harvests and sells bananas and citrus fruits and engages in certain ranching operations. The Property segment primarily develops land for sale and negotiates bulk sales of undeveloped land. The Property and Agriculture segments operate exclusively in the State of Hawaii. For further information on the Company's business segments see Note 7. Business Segment Information.

Property

Property is stated at cost. Depreciation is based on the straight-line method over the estimated economic lives of 15-40 years for the Company's depreciable land improvements, 3-18 years for machinery and equipment. Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

	2025	2024
Property, net:
Land and land improvements	$61,098	$60,942
Buildings	1,030	812
Machinery and equipment	7,503	6,405
	69,631	68,159
Accumulated depreciation	(5,335)	(5,167)

Property, net	$64,296	$62,992

The Company's significant property holdings are on the island of Maui consisting of approximately 3,900 acres, of which approximately 1,500 acres is classified as conservation land which precludes development. The Company evaluates its long lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Based on management’s current projections for the development and/or disposition of its property holdings, including consideration of market conditions and expected proceeds, the Company has determined that the carrying amounts of its property holdings are recoverable as of the reporting date.

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

The Company’s Pioneer Mill Site has been negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill has disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. In 2025, the Company harvested its coffee crop and outsourced pulping and drying to an unaffiliated coffee mill on Maui that became operational in January 2025. Separately, the Company assembled a temporary dry mill at a short term leased warehouse, where it is hulling, grading, and bagging coffee. Coffee sales resumed in December 2025. The widespread destruction to Lahaina town and the surrounding area has also adversely affected the long-term economy on Maui, especially the businesses and economy in west Maui where the Company’s operations exist. The Pioneer Mill Site was leased by a U.S. Army Corps of Engineers (“USACE”) contractor and was used as a base yard for the clean-up of residential lots impacted by the fires in Lahaina, which clean-up has been completed. The contractor’s lease term expired July 23, 2025 and the contractor has vacated the property.

During 2023, the Company initiated claims with its insurance carriers and in October 2023 the Company received an initial, unallocated advance payment of $1,000. In June 2024, the Company received $4,882 and in August 2024 received $1,088 from its insurance carrier. The Company’s insurance coverage for business interruption relating to the fire expired in August 2025. The Company’s insurance carrier has compensated the Company for the majority of its losses relating to business interruption through July 2025 for the lack of coffee sales in the coffee farming operations and loss of income for licensees at the Pioneer Mill site as well as partial payments for initial estimates of losses relating to structures and equipment destroyed in the fire and other claim related costs. The Company has completed the design of the relocation of its coffee mill to agriculture land owned by the Company and is currently assessing bids it received in March 2026 to determine feasibility of rebuilding the coffee mill. There can be no assurances the Company will be fully compensated for losses incurred to structures destroyed in the fire or that insurance proceeds will be sufficient to rebuild the coffee mill or other structures. Additionally, the Company could experience losses that exceed its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali.

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

As a result of the fires, the Company performed an impairment evaluation of its asset groups to determine if provisions for impairment losses should be recognized. Based on the evaluation and continued monitoring, the Company concluded a provision for impairment should not be recognized for the year ended December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of December 31, 2025 is a money market fund for $14,232 that is considered to be a fair value hierarchy Level 1 investment. Interest and other income include interest earned on the money market funds. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Inventory

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition, irrigation, depreciation, and processing are capitalized into inventory throughout the respective crop year. Such costs, valued using an average cost per pound method, are expensed as cost of sales when the crops are sold. Inventory is stated at the lower of cost or net realizable value. The Company recorded a provision for inventory of $778, recorded within cost of goods sold in the consolidated statement of operations as of December 31, 2025, as a result of severe draught, coffee berry borer and coffee leaf rust.

Inventory consists of dry parchment coffee, which has not yet been hulled and green coffee, which has been hulled, sorted, graded, and bagged for sale. Inventory, as of December 31, 2025, is presented in the table below (in thousands):

Dry parchment coffee	$1,479
Green coffee	398
Inventory	$1,877

Coffee crop inventory was not capitalized as of December 31, 2024 due to the wildfires.

Allowance for Credit Loss Reserve

Allowances for credit loss are based on the Company’s assessment of the collectability of receivables considering delinquency status and related aging, if applicable, and an evaluation of expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of receivable. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s exposure to credit losses on accounts receivable is limited to its receivable from Newport Hospital Corporation (“NHC”). The Company established a reserve for credit loss based on the receipt of a Demand for Arbitration received from NHC. The Company recorded credit loss reserves in the amount of $62 and $988 for the years ended December 31, 2025 and 2024, respectively. The credit loss reserve is recorded within other assets, net in the consolidated balance sheet at December 31, 2025. Reference is made to Note 2. Land Development for further discussion.

Subsequent Events

The Company has performed an evaluation of subsequent events from the date of the financial statements included in this annual report through the date of its filing with the Securities and Exchange Commission. For further information see Note 9. Subsequent Events.

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

The Company’s revenues that were subject to revenue recognition standards for the years ended December 31, 2025 and 2024 were $375 and $300, respectively, related to agricultural products and other sales.

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office, storage and coffee milling space, from lessors under operating leases. During the years ended December 31, 2025 and 2024, the Company recognized $248 and $206, respectively, of lease income, substantially comprised of non-variable lease payments. During the years ended December 31, 2025 and 2024, the Company recognized $310 and $205, respectively, of lease expense, substantially comprised of non-variable lease payments.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis. The adoption of ASU 2023-09 is disclosed in the Company’s Note 4. Provision for Income Taxes.

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

Other Liabilities

Other liabilities are comprised of estimated liabilities for losses, commitments and contingencies related to various divested assets or operations. These estimated liabilities include the estimated effects of certain asbestos related claims, obligations related to former officers and employees such as pension, post-retirement benefits and workmen's compensation. Management's estimates are based, as applicable, on taking into consideration claim amounts filed by third parties, life expectancy of beneficiaries, advice of consultants, negotiations with claimants, historical settlement experience, the number of new cases expected to be filed and the likelihood of liability in specific situations. Management periodically reviews the adequacy of each of its loss contingency amounts and adjusts such as it determines the appropriate loss contingency amount to reflect current information. Reference is made to Note 6. Commitments and Contingencies for further discussion.

Provision for Income Taxes

The Company’s provision for income taxes is accounted for under the asset and liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance reduces deferred tax assets when it is more likely than not some portion or all of the deferred tax assets, including net operating losses, will not be realized. As of December 31, 2025 and 2024, there were no uncertain tax positions that had a material impact on the Company's consolidated financial statements.

(2) Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a Property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1,137, as amended, to install the sewer line. KLMC paid $1,115 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed in Note 6. Commitments and Contingencies, the Company recorded credit loss reserves in the amount of $62 and $988 for the years ended December 31, 2025 and 2024, respectively, on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The total amount of the credit loss reserve of $1,050 represents the entire receivable amount and interest incurred as of December 31, 2025. The credit loss reserve is recorded within Other assets, net in the consolidated balance sheet as of December 31, 2025 and 2024. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”), entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 21 acres (the “PMS land parcels”) located in Lahaina, Hawaii. Pursuant to the PMC Sales Agreement, the sales price for the PMS land parcels was $20,000, and the closing of the sale of the PMS land parcels was subject to the due diligence period. On October 31, 2024, pursuant to a Third Amendment to the PMC Sales Agreement, the deadline was extended to November 29, 2024 for the purchaser to deliver the Notice to Proceed and such notice was properly received. The purchaser deposited a total of $2,000 into an escrow account, managed by a title company, established for the sale of the property. The sale of the property closed on March 10, 2026 and at the closing of the transaction, PMC received $19,900 in cash from the buyer for the sale (subject to adjustment for closing costs, escrow agent fees, and applicable prorated items pursuant to the PMC Sales Agreement).

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

(3) Retirement Plan Investments

In 2023, the Company terminated its defined benefit pension plan (the “Pension Plan”) and transferred $5,000 to a qualified replacement plan (“QRP”). In accordance with U.S. GAAP, the amount transferred to the QRP is reflected as Retirement plan investments on the Company’s consolidated balance sheet as of December 31, 2025. Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 10, 2025, approximately $1,098 was allocated to the participants in the QRP. Approximately $174 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2025 and approximately $924 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet as of December 31, 2025. On February 26, 2024, approximately $1,019 was allocated to the participants in the QRP. Approximately $182 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2024 and approximately $837 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings on the consolidated balance sheet as of December 31, 2024.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac Hawaii, LLC (now known as KLC Land Company, LLC, a direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations) and their spouses with pension benefits. The deferred compensation liability of $243 and $271, included in Other liabilities, and assets funding such deferred compensation liability of $18 and $15, included in Other assets, are consolidated in the Company's consolidated balance sheet as of December 31, 2025 and 2024, respectively.

(4)       Provision for Income Taxes

The Company’s income from operations is derived solely from within the United States (“U.S.”). The Company’s income tax expense (benefit) are presented in the table below (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$--	$--
State	--	--
Total current tax expense	--	--

Deferred:
Federal	(961)	(283)
State	(7)	73
Total deferred tax expense	(968)	(210)

Income tax benefit	$(968)	$(210)

The Company did not pay income taxes or have unrecognized tax benefits for the year ended December 31, 2025.

The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for the year ended December 31, 2025, to our provision for income taxes are presented the table below (dollars in thousands):

	Year Ended December 31, 2025
	Amount	Percentage
U.S. federal statutory tax rate	$(985)	21.0%
State income taxes	(235)	5.0%
Nontaxable or nondeductible items:
Change in valuation allowance	221	-4.7%
Other	31	-0.7%
Income tax benefit and Effective income tax rate	$(968)	20.6%

The states that contribute to the tax effect in the state income taxes category include Illinois and Hawaii for 2025.

The table above reflects the ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which was adopted prospectively for the year ended December 31, 2025. Reference is made to Note 1. Summary of Significant Accounting Policies for further discussion regarding the adoption of ASU 2023-09.

The reconciliation of the U.S. federal income tax provision at the statutory federal income tax rate of 21% for the year ended December 31, 2024 to income tax expense/(benefit) attributable to income from continuing operations, as previously disclosed, prior to the adoption of ASU 2023-09, is presented the table below (dollars in thousands):

2024
Federal provision at 21%	$(275)
State provision at 5%	(66)

State NOLs generated	127

Other	4
Income tax benefit	$(210)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effects of temporary differences at December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Loss contingencies related primarily to losses on divestitures	$600	$590
Loss carryforwards	11,602	10,774
Other, net	177	172
Total deferred tax assets	12,379	11,536
Less – valuation allowance	6,446	6,549
Total deferred tax assets	5,933	4,987

Deferred tax liabilities:
Property, plant and equipment, principally due to purchase accounting adjustments, net of impairment charges	10,734	10,756
Total deferred tax liabilities	10,734	10,756
Net deferred tax liability	$4,801	$5,769

As of December 31, 2025, the Company has a deferred tax asset related to federal NOLs of $9,220 ($43,901 of gross NOLs), of which $4,063 has been subject to a valuation allowance. The NOLs originated in 2006 through 2017 will expire over 20 years. The NOLs originated in 2018 and later years will not expire. As of December 31, 2025, the Company has a deferred tax asset related to state NOLs of $2,383 ($47,658 of gross NOLs), all of which has been subject to a valuation allowance. The state NOLs expire in various years through 2045.

The statutes of limitations with respect to the Company's taxes for 2022 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all NOLs generated and not yet utilized are subject to adjustment by the Internal Revenue Service (“IRS”). The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company is liable, the Company’s results of operations may be affected adversely and materially.

The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. The OBBBA includes the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and experimental expenditures and modifications to the interest deduction limitations. The effect of the OBBBA did not have a material impact on the Company’s income tax benefit or income tax account balances for the year ended December 31, 2025.

(5)       Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. The total of such commissions for the years ended December 31, 2025 and 2024 was approximately $51 and $50, respectively.

The Company reimburses affiliates of Pacific Trail Holdings, LLC, the owner of approximately 76.4% of the Company’s Common Shares, for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statement of operations for the years ended 2025 and 2024 were $1,254 and $1,339, respectively, all of which was paid as of December 31, 2025.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The total allocation of $924 and $837, which occurred during the first quarter of 2025 and 2024, respectively, was recorded as a reduction in accumulated earnings in the consolidated balance sheet as of December 31, 2025 and 2024. Reference is made to Note 3. Retirement Plan Investments, for discussion regarding the QRP.

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

Kaanapali Land and a subsidiary of the Company, D/C Distribution Corporation (“D/C”) have in the past and continue to be named as defendants in personal injury actions allegedly based on exposure to asbestos. While there were relatively few cases that name Kaanapali Land, there were a substantial number of cases that were pending against D/C on the U.S. mainland (primarily in California). Cases against Kaanapali Land were allegedly based on its prior business operations in Hawaii and cases against D/C were allegedly based on sale of asbestos-containing products by D/C’s prior distribution business operations primarily in California. D/C emerged from bankruptcy in 2023 with no assets. However, personal injury claimants have asserted, and may in the future assert, asbestos-related claims against D/C. In that regard, the Company maintains a contingent liability relating to the continued filings of asbestos claims. Such filings are not expected to have a material adverse effect on the Company, but no assurance can be given.

The Company has received notice from Hawaii’s Department of Land and Natural Resources (“DLNR”) that DLNR on a periodic basis would inspect all significant dams and reservoirs in Hawaii, including those maintained by the Company on Maui in connection with its agricultural operations. A series of such inspections have taken place over the period from 2006 through July 2024. To date, the DLNR cited certain deficiencies concerning two of the Company’s reservoirs relating to dam and reservoir safety standards established by the State of Hawaii. These deficiencies include, among other things, vegetative overgrowth, erosion of slopes, uncertainty of inflow control, spillway capacity, and freeboard, and uncertainty of structural stability under certain loading and seismic conditions. The Company has taken certain corrective actions, including lowering the reservoir operating level; as well as updating plans to address emergency events and basic operations and maintenance. In 2018, the Company contracted with an engineering firm to develop plans to address certain DLNR cited deficiencies on one of the Company’s reservoirs. Remediation plans for addressing all deficiencies have been submitted to DLNR. In 2012, the State of Hawaii issued new Hawaii Administrative Rules for Dams and Reservoirs which require dam owners to obtain from DLNR Certificates of Impoundment (“permits”) to operate and maintain dams or reservoirs. Obtaining such permits requires owners to completely resolve all cited deficiencies. Therefore, the process may involve further analysis of dam and reservoir safety requirements, which will involve continuing engagement with specialized engineering consultants, and ultimately could result in significant and costly improvements which may be material to the Company.

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

On August 5, 2024, NHC served KLMC with a Demand for Arbitration administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The pre-arbitration discovery process is ongoing. The parties mutually agreed to defer the arbitration proceedings as the parties evaluate an alternative to arbitration. The arbitration proceedings have been rescheduled for July 13, 2026, if the parties are unable to agree to an alternative to arbitration. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or have a material impact on business and financial results for KLMC.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. Coffee production and yields are subject to many factors, particularly weather related factors, including rainfall and the availability of sufficient irrigation water flowing through its irrigation system. Yields may be reduced in years of drought when irrigation water and rainfall is insufficient. The Company purchases crop insurance annually which reduces certain coffee crop production risks. In May 2025, the Company received $682 in crop insurance proceeds related to an insured event that occurred during the 2024 crop year. This amount has been recorded within crop insurance proceeds in the Company’s consolidated statement of operations for the year ended December 31, 2025. Additionally, as a result of the Lahaina wildfire, the Company received an initial, unallocated advance payment of $1,000 from its insurance carrier. In June 2024, the Company received an insurance payment of $4,882 and in August 2024, received $1,088, both of which are recorded within net gain on property damage and lost profits, net of insurance claims in the consolidated statement of operations for the year ended December 31, 2024. Reference is made to Note 1. Property, for further discussion regarding the Lahaina wildfire.

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

As described in Note 1. Summary of Significant Accounting Policies, the Company has two reportable business segments, Property and Agriculture. The Company’s Property segment consists primarily of revenue received from land sales and development, and lease and licensing agreements. The Company’s Agricultural segment currently consists primarily of coffee farming and milling operations and sales of coffee, other farm related operations, and revenue derived from licensing agreements.

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

	2025	2024
Property
Revenue	$333	$311
Less:
Operating costs and expenses	1,047	1,022
Property tax	138	125
Credit loss reserve expense	61	988
Depreciation	75	63
Other selling, general, and administrative expenses	1,039	1,045
Property operating loss before income taxes	(2,027)	(2,932)

Agriculture
Revenue	435	217
Less:
Cost of goods sold	1,827	2,593
Property tax	20	18
Other selling, general, and administrative expenses	280	164
Depreciation	58	142
Agriculture operating loss before income taxes	(1,750)	(2,700)

Operating loss	(3,777)	(5,632)

Crop insurance proceeds	682	--
Net gain on property damage and lost profits, net of insurance claims	--	6,243
Corporate operating income (loss) before income taxes	(1,599)	(1,912)

Income (loss) before income taxes	$(4,694)	$(1,301)

Identifiable assets by business segment are those assets that are used in the Company’s operations in each segment. Agricultural identified assets include land classified as agricultural or conservation for State and County purposes. Corporate assets consist principally of cash and cash equivalents and receivables related to previously divested businesses.

Identifiable assets, capital expenditures, and depreciation and amortization by business segment are presented in the tables below.

	2025	2024
Identifiable Assets:
Property	$10,012	$12,220
Agriculture	58,303	58,299

	68,315	70,519
Corporate	17,434	20,448
	$85,749	$90,967
Capital Expenditures:
Property	$312	$1,016
Agriculture	1,265	1,981
	$1,577	$2,997
Depreciation and Amortization:
Property	$75	$63
Agriculture	58	142
	$133	$205

(8)       Calculation of Net Income Per Share

          The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Year Ended December 31, 2025	Year Ended December 31, 2024
	(Amounts in thousands except per share amount)
Numerator:
Net income (loss)	$(3,726)	$(1,091)

Denominator:
Number of weighted average shares – basic and diluted	1,845	1,845

Net income (loss) per share – basic and diluted	$(2.02)	$(0.59)

As of December 31, 2025, the Company had issued and outstanding 1,792,613 Common Shares and 52,000 Class C Shares. The Class C Shares have the same rights as the Common Shares except that the Class C Shares will not participate in any distributions until the holders of the Common Shares have received aggregate distributions equal to $19 per share, subject to customary antidilution adjustments. Net income per share data is based on the aggregate 1,844,613 outstanding shares.

(9) Subsequent Events

In January 2026, the Company received a payment of $4,038 from its insurance carrier related to insured losses the Company incurred during 2023 in connection with the Lahaina wildfire.

In February 2026, approximately $1,162 was allocated to the participants in the qualified replacement plan.

On March 10, 2026, PMC closed on the sale of four parcels of land, aggregating approximately 21 acres and received $19,900 in cash for the sale at closing (subject to adjustments for closing costs, escrow agent fees, and applicable prorated items pursuant to the sale agreement).

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013 Framework), management concluded that its internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The sole managing member of Kaanapali Land, LLC is Pacific Trail, which is also Kaanapali Land's largest shareholder. Pacific Trail manages the business of Kaanapali Land pursuant to the terms of the Company’s Amended and Restated Limited Liability Agreement (“LLC Agreement”). Although the executive officers of Kaanapali Land are empowered to manage its day-to-day business affairs, under the Company’s LLC Agreement, most significant actions of Kaanapali Land outside the ordinary course of business must first be authorized by Pacific Trail, which is responsible and has full power and authority to do all things deemed necessary and desirable by it to conduct the business of Kaanapali Land. Pacific Trail may be removed as manager in certain specified circumstances. As of December 31, 2025, the executive officers and certain other officers of the Company were as follows:

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

Stephen Lovelette (age 69) has been the President of KLC Land and Kaanapali Land since March 2019. Since March 2019, Mr. Lovelette has been Chief Executive Officer of Kaanapali Land and since June 2018, Mr. Lovelette has been Chief Financial Officer of Kaanapali Land. Mr. Lovelette is in charge of implementing the Kaanapali 2020 Development Plan. Mr. Lovelette has been associated with JMB and its affiliates for over 30 years. Mr. Lovelette holds a bachelor's degree from The College of the Holy Cross and an MBA from Seton Hall University. In addition, Mr. Lovelette has extensive experience in corporate finance and has been responsible for obtaining substantial financial commitments from institutional lenders relating to the assets of JMB and its affiliates. During the past five years, Mr. Lovelette has also been a Managing Director of JMB.

It is currently anticipated that Stephen Lovelette will continue to devote approximately 25 to 50 percent of his time to the operations of the Company. The percentage is largely dependent upon potential land sale transactions, the entitlement processes relating to various land parcels and other matters (including attention devoted to litigation, overhead, staffing and operations).

Richard Helland (age 69) has been a Vice President of the Company since July 2004. Mr. Helland has been Principal Accounting Officer since June 2018. He holds a bachelor’s degree from Illinois State University and is a Certified Public Accountant. Mr. Helland has substantial experience in the management and reporting functions of both public and private entities.

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

Summary Compensation Table

Name (1)	Principal Position	Year	Salary ($) (2)	All Other Compensation ($)	Total ($)
Stephen A. Lovelette	President, Chief Executive Officer and Chief Financial Officer	2025	363,889	--	363,889
		2024	445,278	--	445,278

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and

                Related Stockholder Matters

The following sets forth, as of March 25, 2026, the beneficial ownership of the Company’s Common Shares and Class C Shares by the Company’s named executive officer and each shareholder known to us to be the beneficial owner of more than 5% of the Company’s outstanding Common Shares and Class C Shares. The percentage of beneficial ownership is based on the number of Common Shares and Class C Shares set forth on the cover page of this report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Shares	Pacific Trail Holdings, LLC 900 North Michigan Avenue Chicago, IL 60611	1,369,295 Common Shares owned directly (1) (2)	76.4%

Common Shares	Stephen A. Lovelette 900 North Michigan Avenue Chicago, IL 60611	96,480 Common Shares owned directly (2)	5.4%

Class C Shares	Stephen A. Lovelette 900 North Michigan Avenue Chicago, IL 60611	52,000 Class C Shares owned directly (2)	100.0%

(1)	The sole managing member of Pacific Trail, Pacific Trail Holdings, Inc. ("PTHI"), may be deemed to beneficially own the Common Shares owned by Pacific Trail. PTHI disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. Each of the shareholders of PTHI may be deemed to own the Common Shares owned by Pacific Trail. Each of such shareholders, being Gary Nickele, Gailen J. Hull and Stephen A. Lovelette, disclaims beneficial ownership with respect to any of the shares owned by Pacific Trail. The addresses of PTHI and Messrs. Nickele, Hull and Lovelette are the same as for Pacific Trail.

(2)	As of March 25, 2026, there were approximately 1,792,613 Common Shares and 52,000 Class C Shares issued and outstanding.

No other person including any officer of the Company is known by the Company to beneficially own in excess of 5% of the Common Shares issued, outstanding and distributed.

Item 13. Certain Relationships and Related Transactions, and Director Independence

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. The total of such commissions for the year ended December 31, 2025 was approximately $51 thousand, all of which was paid as of December 31, 2025.

The Company reimburses Pacific Trail and its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs for the year ended December 31, 2025 was approximately $1.3 million, all of which was paid as of December 31, 2025.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The total allocation for the year ended December 31, 2025 was approximately $1 million.

In light of the fact that the Company's shares are not publicly traded, is a limited liability company, and has no independent outside directors or managers, it has no formal policy or procedure for the review, approval or ratification of related party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accountant Fees and Services

In March 2015, the managing member of the Company approved the engagement of Grant Thornton, LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm. The fees billed by Grant Thornton for services performed for each of the years ended December 31, 2025 and 2024 are as follows:

(1)       Audit Fees

The fees incurred for the years ended December 31, 2025 and 2024 professional services for the audit of the Company’s consolidated financial statements were approximately $268 thousand and $255 thousand, respectively.

(2)      Audit Related Fees

None.

(3)       Tax Fees

None.

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

Kaanapali Land, LLC

By:	Pacific Trail Holdings, LLC (Sole Managing Member)

/s/ Richard Helland
By:	Richard Helland Vice President
Date:	March 25, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard Helland
By:	Richard Helland Vice President and Principal Accounting Officer
Date:	March 25, 2026

/s/ Stephen A. Lovelette
By:	Stephen A. Lovelette President, Chief Executive Officer and Chief Financial Officer
Date:	March 25, 2026