Form 10-Q
period 2026-03-31
KAANAPALI LAND LLC
filed 2026-05-13
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Yes [   ]    No [ X ]

As of May 13, 2026, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding. Shares represent membership interests in Kaanapali Land, LLC.

TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.  Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

(Dollars in Thousands, except share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets

Cash and cash equivalents	$37,713	$15,787
Inventory	2,192	1,877
Property, net	54,755	64,296
Retirement plan investments	2,154	3,292
Other assets, net	963	497
Total assets	$97,777	$85,749

Liabilities

Accounts payable and accrued expenses	$426	$786
Deposits and deferred gains	947	957
Deferred income taxes	4,801	4,801
Other liabilities	2,142	2,072

Total liabilities	8,316	8,616

Commitments and contingencies (Note 6)

Equity

Common equity, at 3/31/2026 and 12/31/2025 Shares authorized – Common shares unlimited, Class C shares 52,000;Common shares issued and outstanding 1,792,613 at 3/31/2026 and 12/31/2025, Class C shares issued and outstanding 52,000 at 3/31/2026 and 12/31/2025	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	83,990	71,662

Total shareholders’ equity	89,461	77,133

Total liabilities and shareholders’ equity	$97,777	$85,749

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Sales and lease income	$20,172	$154
Interest and other income	211	286
Total revenues	20,383	440

Cost and expenses:
Cost of sales	10,060	293
Selling, general and administrative	1,505	1,634
Depreciation and amortization	47	30
Total cost and expenses	11,612	1,957

Operating income (loss) before other income and income taxes	8,771	(1,517)

Other income:
Crop insurance proceeds	500	--
Net gain on property damage and lost profits, net of insurance claims	4,038	--
	4,538	--

Income (loss) before income taxes	13,309	(1,517)
Income tax benefit	--	349

Net income (loss)	$13,309	$(1,168)

Net income (loss) per share – basic and diluted	$7.22	$(0.63)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31, 2026
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Total Share- holders’ Equity
Balance December 31, 2025	$--	$5,471	$71,662	$77,133

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(981)	(981)

Net income	--	--	13,309	13,309

Balance March 31, 2026	$--	$5,471	$83,990	$89,461

	Three Months Ended March 31, 2025
	Common Equity	Additional Paid-In Capital	Accumu- lated (Deficit) Earnings	Total Share- holders’ Equity
Balance December 31, 2024	$--	$5,471	$76,312	$81,783

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(924)	(924)

Net loss	--	--	(1,168)	(1,168)

Balance March 31, 2025	$--	$5,471	$74,220	$79,691

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$20,922	$(1,651)

Net cash provided by (used in) investing activities:
Property additions	(86)	(1,009)
Insurance proceeds from casualty loss	909	--
Proceeds from retirement plan investments	1,162	1,098
	1,985	89

Net cash used in financing activities:
Distribution for retirement plan contribution for employees of affiliates under common control	(981)	(924)
	(981)	(924)

Net decrease in cash and cash equivalents	21,926	(2,486)
Cash and cash equivalents at beginning of period	15,787	23,082

Cash and cash equivalents at end of period	$37,713	$20,596

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and therefore, should be read in conjunction with the Company's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). These unaudited condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the financial position and results of operations and cash flows for interim periods in accordance with U.S. GAAP.

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Consolidated Financial Statements included in the 2025 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three months ended March 31, 2026.

Property

The Company's significant property holdings are on the island of Maui and consist of approximately 3,880 acres, of which approximately 1,500 acres are classified as conservation land, which precludes development. The Company evaluates its long lived assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Based on management’s current projections for the development and/or disposition of its property holdings, including consideration of market conditions and expected proceeds, the Company has determined that the carrying amounts of its property holdings are recoverable as of the reporting date.

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

As discussed in Note 2. Land Development, the Company closed on the sale of the Pioneer Mill site on March 10, 2026. The Company’s Pioneer Mill site had been negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the third-party licensees, were destroyed in the wildfire.

On August 4, 2025 a fire occurred on approximately 30 acres of land owned by Kaanapali Land Management Corp., a indirect subsidiary of the Company (“KLMC”). The fire burned grassland as well as various structures which were formerly used as a repair shop and storage outbuildings for the former Sugar Cane Train operated by an unrelated third party. Several train cars were also damaged in the fire. The net book value of the assets that were damaged in the fire was $0, and as a result, no impairment was recognized. The Company has initiated a claim with its insurance carrier and continues to assess the damage and related financial impact to its operations but is currently not aware of any material adverse effect to its current operations.

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

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2026 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of March 31, 2026 is a money market fund for $36,691 that is considered to be a fair value hierarchy Level 1 investment. Interest and other income include interest earned on the money market funds. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

Inventory

The costs of growing crops, including but not limited to labor, fertilization, fuel, crop nutrition, irrigation, depreciation, and processing are capitalized into inventory throughout the respective crop year. Such costs, valued using an average cost method, are expensed as cost of sales when the crops are sold. Inventory is stated at the lower of cost or net realizable value.

Inventory consists of green coffee, which has been hulled, sorted, graded, and bagged for sale, dry parchment coffee, which has not yet been hulled, and unprocessed crops. The Company’s inventory is presented in the table below (in thousands):

	March 31, 2026	December 31, 2025
Green coffee	$716	$398
Dry parchment coffee	1,027	1,479
Unprocessed crops	449	--
Inventory	$2,192	$1,877

The damage to the coffee mill from the Lahaina Wildfire disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. In 2025, the Company harvested its coffee crop and outsourced pulping and drying to an unaffiliated coffee mill on Maui that became operational in January 2025. Separately, in 2025, the Company assembled a temporary dry mill at a short term leased warehouse, where it hulls, grades, and bags coffee. Coffee sales resumed in December 2025.

Allowance for Credit Loss Reserve

Allowances for credit loss are based on the Company’s assessment of the collectability of receivables considering delinquency status and related aging, if applicable, and an evaluation of expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of receivable. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s exposure to credit losses on accounts receivable is limited to its receivable from Newport Hospital Corporation (“NHC”). The Company established a reserve for credit loss based on the receipt of a Demand for Arbitration received from NHC. The Company recorded credit loss reserves in the amount of $15 and $15 for the three months ended March 31, 2026 and 2025, respectively. The credit loss reserve is recorded within other assets, net in the condensed consolidated balance sheet at March 31, 2026.

Subsequent Events

The Company has performed an evaluation of subsequent events from the date of the financial statements included in this quarterly report through the date of its filing with the Securities and Exchange Commission.

Revenue Recognition

In accordance with the core principle of Accounting Standards Codification (“ASU”) 606, revenue from real property sales is recognized at the time of closing when control of the property transfers to the customer. After closing of the sale transaction, the Company has no remaining performance obligation. When the sale does not meet the requirements for full profit recognition, all or a portion of the profit is deferred until such requirements are met.

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

The Company’s revenues that were subject to revenue recognition standards are presented in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales of real estate	$19,899	$--
Agricultural products and other sales	255	100
Total	$20,154	$100

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three months ended March 31, 2026 and 2025, the Company recognized $18 and $51, respectively, of lease income, substantially comprised of non-variable lease payments. During the three months ended March 31, 2026 and 2025, the Company recognized $115 and $76, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

(2)  Land Development

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”) entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 21 acres located in Lahaina, Hawaii. The sale of the property closed on March 10, 2026, and at the closing of the transaction, PMC received $19,900 in cash from the buyer for the sale (subject to adjustment for closing costs, escrow agent fees, and applicable prorated items pursuant to the PMC Sales Agreement).

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1,137, as amended, to install the sewer line. KLMC paid $1,115 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed in Note 6. Commitments and Contingencies, the Company recorded credit loss reserves in the amount of $15 and $15 for the three months ended March 31, 2026 and 2025, respectively, on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve of $1,064 represents the entire receivable amount and interest incurred as of March 31, 2026. The credit loss reserve is recorded within Other assets, net in the condensed consolidated balance sheet as of March 31, 2026. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company's planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

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

(3)  Retirement Plan Investments

In 2023, the Company terminated its defined benefit pension plan (the “Pension Plan”) and transferred $5,000 to a qualified replacement plan (“QRP”). In accordance with U.S. GAAP, the amount transferred to the QRP is reflected as Retirement plan investments in the Company’s condensed consolidated balance sheet as of March 31, 2026. Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and employees of certain affiliated companies, all of which have some degree of common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 18, 2026, approximately $1,162 was allocated to the participants in the QRP. Approximately $181 was allocated to participants in the terminated Pension

Plan and is reflected in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2026, and approximately $981 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings in the condensed consolidated balance sheet as of March 31, 2026. On February 10, 2025, approximately $1,098 was allocated to the participants in the QRP. Approximately $174 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2025 and approximately $924 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings in the condensed consolidated balance sheet at March 31, 2025.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac Hawaii, LLC (now known as KLC Land Company, LLC, a direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations) and their spouses with pension benefits. The deferred compensation liability of $243 is included in Other liabilities in the Company's condensed consolidated balance sheet as of March 31, 2026.

(4)  Provision for Income Taxes

The statues of limitations with respect to the Company's taxes for 2022 and more recent years remain open to examinations by tax authorities, subject to possible utilization of loss carryforwards from earlier years. Notwithstanding the foregoing, all net operating losses (“NOL”) generated and not yet utilized are subject to adjustment by the Internal Revenue Service (“IRS”). The Company believes adequate provisions for income tax have been recorded for all years, although there can be no assurance that such provisions will be adequate. To the extent that there is a shortfall, any such shortfall for which the Company is liable, the Company’s results of operations may be affected adversely and materially.

The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. The OBBBA includes the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and experimental expenditures and modifications to the interest deduction limitations. The effect of the OBBBA did not have a material impact on the Company’s income tax benefit or income tax account balances for the three months ended March 31, 2026.

(5)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. No such commissions were paid for the three months ended March 31, 2026 and 2025.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 were $331 and $331, respectively, all of which was paid as of March 31, 2026.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The allocation of $981 and $924, which occurred during the first quarter of 2026 and 2025, respectively, was recorded as a reduction in accumulated earnings in the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025. Reference is made to Note 3. Retirement Plan Investments, for discussion regarding the QRP.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. Coffee production and yields are subject to many factors, particularly weather related factors, including rainfall and the availability of sufficient irrigation water flowing through its irrigation system. Yields may be reduced in years of drought when irrigation water and rainfall is insufficient. The Company purchases crop insurance annually which reduces certain coffee crop production risks. In March 2026, the Company received $500 in crop insurance proceeds related to an insured event that occurred during the 2025 crop year. This amount has been recorded within crop insurance proceeds in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026. In May 2025, the Company received $682 in crop insurance proceeds related to an insured event that occurred during the 2024 crop year. As a result of the Lahaina wildfire, the Company received an initial, unallocated advance payment of $1,000. The Company also received insurance payments of $4,882 in June 2024, and $1,088 in August 2024, from its insurance carrier. Additionally in January 2026, the Company received an insurance payment of $4,038, which is recorded within net gain on property damage and lost profits, net of insurance claims in the condensed consolidated statement of operations for the three months ended March 31, 2026. Reference is made to Note 1. Property, for further discussion regarding the Lahaina wildfire.

The Company’s insurance coverage for business interruption relating to the Lahaina wildfire expired in August 2025. The Company’s insurance carrier has compensated the Company for the majority of its losses relating to business interruption through July 2025 for the lack of coffee sales in the coffee farming operations and loss of income for licensees at the Pioneer Mill site as well as partial payments for initial estimates of losses relating to structures and equipment destroyed in the fire and other claim related costs. The Company has completed the design of the relocation of its coffee mill to agriculture land owned by the Company and is currently assessing bids it received in March 2026 to determine feasibility of rebuilding the coffee mill. There can be no assurances the Company will be fully compensated for losses incurred to structures destroyed in the fire or that insurance proceeds will be sufficient to rebuild the coffee mill or other structures. Additionally, the Company could experience losses that exceed its insured limits, and further claims for certain losses could be denied or subject to deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended March 31, (Amounts in thousands, except per share amounts)
	2026	2025
Numerator:
Net income (loss)	$13,309	$(1,168)

Denominator:
Number of weighted average share outstanding - basic and diluted	1,845	1,845

Net income (loss) per share - basic and diluted	$7.22	$(0.63)

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

As described in Note 1. Summary of Significant Accounting Policies, the Company has two reportable business segments, Property and Agriculture. The Company’s Property segment consists primarily of revenue received from land sales and development, and lease and licensing agreements. The Company’s Agricultural segment currently consists primarily of coffee farming, milling operations and sales of coffee, other farm related operations, and revenue derived from licensing agreements.

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

	Three Months Ended March 31,
	2026	2025
Property
Revenue from property sale	$19,899	$--
Other revenue	80	94
Less:
Land basis and other costs of property sale	9,663	--
Operating costs and expenses	432	308
Property tax	35	33
Credit loss reserve expense	15	17
Other selling, general, and administrative expenses	200	293
Depreciation	19	16
Property operating income (loss) before income taxes	9,615	(573)
Agriculture
Revenue	226	108
Less:
Cost of goods sold	396	293
Property tax	5	5
Other selling, general, and administrative expenses	11	94
Depreciation	28	14
Agriculture operating income (loss) before income taxes	(214)	(298)

Operating income (loss)	9,401	(871)

Crop insurance proceeds	500	--
Net gain on property damage and lost profits, net of insurance claims	4,038	--
Corporate operating loss before income taxes	(630)	(646)

Income (loss) before income taxes	$13,309	$(1,517)

(9)  Subsequent Events

In April 2026, the Company received approximately $867 in crop insurance proceeds from its insurance carrier.

    Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Unless the context indicates otherwise, references in this report to “Kaanapali Land” mean Kaanapali Land, LLC, and references to the “Company” mean Kaanapali Land and all of its subsidiaries and its predecessors.

In addition to historical information, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. These statements include expectations concerning, among other things, the Company’s land development plans, including anticipated timing, strategy and initiatives, the expected outcome of the legal proceedings, and the impact of macroeconomic conditions. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, natural events, including the Lahaina wildfire discussed below, the effect of geopolitical, economic and market conditions in Hawaii and globally, including the rate of inflation, changes to fiscal and monetary policy, interest rate and currency fluctuations, pressure on the global banking system, competitive market conditions, the implementation of increased, new or retaliatory tariffs, delays, uncertainties and costs related to the receipt of governmental approvals, including the risk that an approval is obtained subject to conditions that are not anticipated, costs of material and labor, and actual versus projected timing of events, and the other factors described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), this report and any other periodic reports the Company files with the U.S. Securities and Exchange Commission (the “SEC), all of which may cause actual results, performance or achievements of the Company, to differ materially from what is expressed, implied or forecast by any such forward-looking statements in this report.

Pioneer Mill Site

On June 13, 2024, Pioneer Mill Company, LLC. (“PMC”), entered into a property sale agreement (“PMC Sales Agreement”) with an unrelated third party for the sale of four parcels of land, aggregating approximately 21 acres located in Lahaina, Hawaii. The sale of the property closed on March 10, 2026, and at the closing of the transaction, PMC received $19.9 million in cash from the buyer for the sale (subject to adjustment for closing costs, escrow agent fees, and applicable prorated items pursuant to the PMC Sales Agreement).

Lahaina Wildfire

The Company’s Pioneer Mill site was negatively impacted by the Lahaina, Hawaii wildfires that occurred on August 8, 2023. The Company’s offices and coffee mill were located on the site as well as various other structures and a building which was leased to an unrelated third party and used to operate a coffee store. The Company also utilized portions of the property for short term license agreements with third parties that generated income for the Company. The Company’s offices, coffee store building, coffee mill and warehouses, as well as most of the personal property of the licensees was destroyed. The damage to the coffee mill disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. In 2025, the Company harvested its coffee crop and outsourced pulping and drying to an unaffiliated coffee mill on Maui that became operational in January 2025. Separately, in 2025, the Company assembled a temporary dry mill at a short term leased warehouse, where it hulls, grades and bags coffee. Coffee sales resumed in December 2025. The Company has completed the design of the relocation of its coffee mill to agriculture land owned by the Company and is currently assessing bids it received in March 2026 to determine feasibility of rebuilding the coffee mill.

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

High interest rates not only increase the cost of borrowed funds to the Company, but can also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. Interest rates are subject to change, including as a result of mandatory fiscal policy decisions, adverse macroeconomic conditions, and market volatility, which in turn could cause adverse financial impacts to the Company and real estate development generally.

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

Pension Plan

In 2023, the Company terminated its former Pension Plan (the “Pension Plan”) and transferred $5 million to a qualified replacement plan (“QRP”). Such assets are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and the employees of certain affiliated companies, all of which have some degree at common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 18, 2026, approximately $1.2 million was allocated to the participants in the QRP.

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case the developer shall pay to KLMC the total costs thereof, less the KLMC committed amount. In relation to such sewer line improvement, KLMC entered into a contract for $1.1 million to install the sewer line. KLMC paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed below, as of March 31, 2026, the Company recorded a $1.1 million credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of March 31, 2026. In conjunction with the Infrastructure Improvement Agreement, the Company retains certain approval rights relating to the uses and designs of the site to ensure the uses and designs are aligned with the Company’s planned master development. If such uses result in a dispute with the developer of the site, development of the site could be delayed. The 14.9 acre site is intended to be used for a critical access hospital, skilled nursing facility, assisted living facility, and independent living facility.

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

The Company is in the planning stages for the development of a 295-acre parcel in the region mauka of Kaanapali Coffee Farms (“KCF Mauka”). The parcel is to be comprised of 61 agricultural lots that will be offered to individual buyers. The Company expects to develop the parcel in phases and all phases have been submitted to the County of Maui (the “County”) for subdivision approval. The Company has been working with the County to resolve certain of the County’s comments relating to the subdivision. The Company’s understanding is that all outstanding comments from the County have been resolved verbally with County staff. The final approval letter has been pending, and additional efforts are being made to secure the approval. Upon final subdivision approval of all phases and receipt of final plat of the first phase from the County, which requires a bond in the amount of the cost to develop the first phase, the Company plans to pre-sell the undeveloped lots in the first phase. The Company expects to market the lots in the first phase upon receiving final approvals from the County, subject to various contingencies, including, but not limited to, governmental and market factors and the availability of a bond to secure the first phase of the development. Also critical to the Company’s ability to develop KCF Mauka is the Company’s ability to secure water use permits from the State of Hawaii Commission on Water Resource Management (“CWRM”). The purveyor for potable water for the Kaanapali service area, which would supply water to KCF Mauka, is in the process of preparing an application to CWRM for a permit to secure the water needed to service the development. The Company is providing necessary information to support the application. The Company cannot provide any assurance that CWRM will approve such permit application for the amount of water needed or CWRM could impose conditions on such use that might affect the feasibility of the development. Therefore, there can be no assurance that the Company will be able to meet such timetable, that the subdivision will ultimately be approved or that the lots will sell for prices deemed advantageous by the Company.

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

Comparison of Results of Operations

The decrease in property, net as of March 31, 2026 as compared to December 31, 2025 and the related increase in sales and lease income and cost of sales for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily due to the sale of the Pioneer Mill site that closed on March 10, 2026.

The decrease in retirement plan investments as of March 31, 2026 as compared to December 31, 2025, is primarily due to the QRP allocation that was made to plan participants during the three months ended March 31, 2026.

The increase in other assets, net as of March 31, 2026 as compared to December 31, 2025 and the related increase in crop insurance proceeds for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily due to the accrual of crop insurance proceeds relating to an insurable event that occurred during the 2025 crop year, which was issued by the insurance carrier in March 2026 but not received by the Company before March 31, 2026.

The increase in net gain on property damage and lost profits, net of insurance claims for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is due to insurance proceeds the Company received from its insurance carrier in January 2026 for claims that were submitted related to the losses that were incurred during 2023 Lahaina wildfire.

See also the notes to the condensed consolidated financial statements included in Item 1. Financial Statements, for additional discussion of items addressing comparability between the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

The primary business of Kaanapali Land is the investment in and development of the Company's assets on the Island of Maui. The various development plans will take many years at significant expense to fully implement. Reference is made to Item 1. Financial Statements, Note 2. Land Development to the condensed consolidated financial statements. Proceeds from land sales are the Company's only source of significant cash proceeds and the Company's ability to meet its liquidity needs is dependent on the timing and amount of such proceeds.

The Company's operations have in recent periods been primarily reliant upon the net proceeds of sales of developed and undeveloped land parcels.

The Company had cash and cash equivalents of approximately $38 million as of March 31, 2026 which is available for, among other things, working capital requirements, including future operating expenses, the possible rebuilding of the coffee mill and replacement of equipment and structures destroyed in the Lahaina wildfire, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Cash Flows

Net cash flows provided by investing activities for the three months ended March 31, 2026 were approximately $2 million due to insurance proceeds received related to the Lahaina wildfire, as well as, proceeds from retirement plan investments. Net cash flows used in financing activities for the three months ended March 31, 2026 was approximately $1 million due to retirement plan investments allocated to participants in the QRP who are employees of certain affiliates of the Company.

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

Certain accounting policies involve significant judgments and estimates by management, and the Company considers these accounting policies to be critical accounting policies. There have been no material changes to the critical accounting polices disclosed in 2025 Form 10-K.

Recently Adopted Accounting Pronouncements

For a description of recently issued accounting pronouncements, see Note 1 to the condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), the Company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Disclosure controls and procedures. The principal executive officer and the principal financial officer of the Company (who is the same individual) has evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer has concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms of the SEC.

Change in internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth in Note 6. Commitments and Contingencies, to the condensed consolidated financial statements, included in Part I, Item 1. Financial Statements of this report, is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in Part 1, Item 1A. Risk Factors, of the 2025 Form 10-K.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	May 13, 2026

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	May 13, 2026