Form 10-Q
period 2026-09-30
KAANAPALI LAND LLC
filed 2026-11-12
CIK 1230058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Yes [   ]    No [ X ]

As of November 12, 2026, the registrant had 1,792,613 Common Shares and 52,000 Class C Shares outstanding. Shares represent membership interests in Kaanapali Land, LLC.

TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.  Financial Statements

KAANAPALI LAND, LLC

Condensed Consolidated Balance Sheets

September 30, 2026 and December 31, 2025

(Dollars in Thousands, except share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$37,011	$15,787
Inventory	2,364	1,877
Property, net	54,986	64,296
Retirement plan investments	2,193	3,292
Other assets, net	760	497
Total assets	$97,314	$85,749

Liabilities
Accounts payable and accrued expenses	$654	$786
Deposits and deferred gains	877	957
Deferred income taxes	4,801	4,801
Other liabilities	2,007	2,072

Total liabilities	8,339	8,616

Commitments and contingencies (Note 6)

Equity
Common equity, at 9/30/2026 and 12/31/2025 Shares authorized – Common shares unlimited, Class C shares 52,000;Common shares issued and outstanding 1,792,613 at 9/30/2026 and 12/31/2025, Class C shares issued and outstanding 52,000 at 9/30/2026 and 12/31/2025	--	--
Additional paid-in capital	5,471	5,471
Accumulated earnings	83,504	71,662

Total shareholders’ equity	88,975	77,133

Total liabilities and shareholders’ equity	$97,314	$85,749

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(Dollars in Thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Sales and lease income	$255	$213	$20,774	$474
Interest and other income	476	254	960	809
Total revenues	731	467	21,734	1,283
Cost and expenses:
Cost of sales	476	150	11,562	833
Selling, general and administrative	1,074	1,010	3,568	3,734
Depreciation and amortization	29	35	105	99
Total cost and expenses	1,579	1,195	15,235	4,666
Operating income (loss) before other income and income taxes	(848)	(728)	6,499	(3,383)

Other income:
Crop insurance proceeds	62	--	1,429	682
Gain on insurance recoveries	857	--	4,895	--
Income (loss) before income taxes	71	(728)	12,823	(2,701)
Income tax benefit	--	190	--	657

Net income (loss)	$71	$(538)	$12,823	$(2,044)

Net income (loss) per share - basic and diluted	$0.04	$(0.29)	$6.95	$(1.11)

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Equity

Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(Dollars in Thousands)

	Common Equity	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
Balance December 31, 2025	$--	$5,471	$71,662	$77,133

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(981)	(981)

Net income	--	--	13,309	13,309

Balance March 31, 2026	--	5,471	83,990	89,461

Net loss	--	--	(557)	(557)

Balance June 30, 2026	--	5,471	83,433	88,904

Net income	--	--	71	71

Balance September 30, 2026	$--	$5,471	$83,504	$88,975

	Common Equity	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Total Shareholders’ Equity
Balance December 31, 2024	$--	$5,471	$76,312	$81,783

Distribution for retirement plan contribution for employees of affiliates under common control	--	--	(924)	(924)

Net loss	--	--	(1,168)	(1,168)

Balance March 31, 2025	--	5,471	74,220	79,691

Net loss	--	--	(338)	(338)

Balance June 30, 2025	--	5,471	73,882	79,353

Net loss	--	--	(538)	(538)

Balance September 30, 2025	$--	$5,471	$73,344	$78,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

KAANAPALI LAND, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2026 and 2025

(Unaudited)

(Dollars in Thousands)

	2026	2025

Net cash provided by (used in) operating activities	$19,731	$(3,720)

Net cash provided by (used in) investing activities:
Property additions	(454)	(1,431)
Insurance proceeds from casualty loss	1,766	--
Proceeds from retirement plan investments	1,162	1,098
	2,474	(333)

Net cash used in financing activities:
Distribution for retirement plan contribution for employees of affiliates under common control	(981)	(924)
	(981)	(924)

Net increase (decrease) in cash and cash equivalents	21,224	(4,977)
Cash and cash equivalents at beginning of period	15,787	23,082

Cash and cash equivalents at end of period	$37,011	$18,105

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

A description of the Company’s significant accounting policies is included in Note 1 to the Notes to the Consolidated Financial Statements included in the 2025 Form 10-K. Except as noted below, there were no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2026.

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

On August 4, 2025 a fire occurred on approximately 30 acres of land owned by Kaanapali Land Management Corp., an indirect subsidiary of the Company (“KLMC”). The fire burned grassland as well as various structures which were formerly used as a repair shop and storage outbuildings for the former Sugar Cane Train operated by an unrelated third party (“Train Baseyard”). Several train cars were also damaged in the fire. The net book value of the assets that were damaged in the fire was $0, and as a result, no impairment was recognized. In August 2026, the Company received $857 from its insurance carrier. Cleanup of the site was completed in September 2026 and did not have a material adverse effect on the Company’s operations.

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be achieved for the full year ending December 31, 2026 or in any other future periods.

Cash and Cash Equivalents

The Company considers as cash equivalents all investments with maturities of three months or less when purchased. Included in this balance as of September 30, 2026 is a money market fund for $34,596 that is considered to be a fair value hierarchy Level 1 investment. Interest and other income include interest earned on the money market funds. The Company’s cash balances are maintained primarily in two financial institutions. Such balances significantly exceed the Federal Deposit Insurance Corporation insurance limits. Management does not believe the Company is exposed to significant risk of loss on cash and cash equivalents.

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

Inventory consists of green coffee, which has been hulled, sorted, graded, and bagged for sale, dry parchment coffee, which has not yet been hulled, and unprocessed crops. The Company’s inventory is presented in the table below (in thousands):

	September 30, 2026	December 31, 2025
Green coffee	$914	$398
Dry parchment coffee	--	1,479
Unprocessed crops	1,450	--
Inventory	$2,364	$1,877

The damage to the coffee mill from the Lahaina Wildfire disrupted the coffee farming operations and prevented the Company from processing and selling the 2023 and 2024 year coffee crop. In 2025, the Company harvested its coffee crop and outsourced pulping and drying to an unaffiliated coffee mill on Maui that became operational in January 2025. Separately, in 2025, the Company assembled a temporary dry mill at a short term leased warehouse, where it hulls, grades, and bags coffee. Coffee sales resumed in December 2025. Due to an increase in the 2025 crop green coffee yield, the Company recorded a $26 recovery gain of the green coffee inventory to estimated net realizable value at September 30, 2026. The net realizable value adjustment in the amount of $26 and a write-down of $509 for the three and nine months ended September 30, 2026, respectively, are recorded within cost of sales in the condensed consolidated statement of operations.

Allowance for Credit Loss Reserve

Allowances for credit loss are based on the Company’s assessment of the collectability of receivables considering delinquency status and related aging, if applicable, and an evaluation of expected risk of credit loss based on current conditions and reasonable and supportable forecasts of future economic conditions over the life of receivable. Account balances would be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s exposure to credit losses on accounts receivable is limited to its receivable from Newport Hospital Corporation (“NHC”). The Company established a reserve for credit loss based on the receipt of a Demand for Arbitration received from NHC. The Company recorded credit loss reserves in the amount of $15 and $44 for the three and nine months ended September 30, 2026, respectively, and $15 and $47 for the three and nine months ended September 30, 2025, respectively. The credit loss reserve is recorded within other assets, net in the condensed consolidated balance sheet at September 30, 2026.

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

The Company’s revenues that were subject to revenue recognition standards are presented in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales of real estate	$--	$--	$19,899	$--
Agricultural products and other sales	241	86	821	244
Total	$241	$86	$20,720	$244

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

Lease Accounting

The Company’s lease arrangements, both as lessor and as lessee, are short-term leases. The Company leases land to tenants under operating leases, and the Company leases property, primarily office and storage space, from lessors under operating leases. During the three and nine months ended September 30, 2026, the Company recognized $14 and $53, respectively, and during the three and nine months ended September 30, 2025 recognized $127 and $230, respectively, of lease income, substantially comprised of non-variable lease payments. During the three and nine months ended September 30, 2026, the Company recognized $102 and $309, respectively, and during the three and nine months ended September 30, 2025, recognized $79 and $230, respectively, of lease expense, substantially comprised of non-variable lease payments.

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

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $583, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of off-site road, sewer and/or electrical improvements, in which case NHC is required to promptly pay to KLMC the total costs thereof together with interest, as defined, on the costs, attorney’s fees, court costs, and other costs of collection and future advances, less the KLMC committed amount. NHC’s commitment to pay was secured by a first priority lien upon the site (the “HRC Contribution Lien”). In relation to such sewer line improvement, in 2023, KLMC entered into a contract for $1,137, as amended, to install the sewer line. KLMC paid $1,115 on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $208. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed in Note 6. Commitments and Contingencies, the Company recorded credit loss reserves in the amount of $15 and $44 for the three and nine months ended September 30, 2026, respectively, and $15 and $47 for the three and nine months ended September 30, 2025, respectively, on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve of $1,094 represents the entire receivable amount and interest incurred as of September 30, 2026. The credit loss reserve is recorded within Other assets, net in the condensed consolidated balance sheet as of September 30, 2026. Due to NHC’s failure and refusal to pay the receivable, on September 4, 2026, KLMC gave NHC written notice of NHC’s default under the Infrastructure Improvement Agreement and demand for payment. NHC failed to cure its default and therefore, pursuant to its rights under the Infrastructure Improvement Agreement, on September 29, 2026, KLMC elected to initiate foreclosure proceedings on the NHC Contribution Lien and filed a complaint in Maui. On November 5, 2026, NHC filed a motion to stay or dismiss the foreclosure proceedings. There can be no assurance that KLMC will prevail in such foreclosure proceeding or that such proceeding will result in the collection of the receivable and accrued interest.

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

(3)  Retirement Plan Investments

In 2023, the Company terminated its defined benefit pension plan (the “Pension Plan”) and transferred $5,000 to a qualified replacement plan (“QRP”). In accordance with U.S. GAAP, the amount transferred to the QRP is reflected as Retirement plan investments in the Company’s condensed consolidated balance sheet as of September 30, 2026. Such assets are considered to be a fair value hierarchy Level 1 investment, and are maintained in a suspense account within the QRP pending allocation to plan participants. The assets will be allocated to the participants in the QRP who were participants in the terminated Pension Plan and employees of certain affiliated companies, all of which have some degree of common ownership with the Company and were concluded as eligible participants per the Employee Retirement Income Security Act (“ERISA”) requirements for QRPs. Such allocations are planned to be allocated ratably over a period not to exceed seven years to comply with regulatory requirements. On February 18, 2026, approximately $1,162 was allocated to the participants in the QRP. Approximately $181 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2026, and approximately $981 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings in the condensed consolidated balance sheet as of September 30, 2026. On February 10, 2025, approximately $1,098 was allocated to the participants in the QRP. Approximately $174 was allocated to participants in the terminated Pension Plan and is reflected in general and administrative expenses in the condensed consolidated statement of operations for the nine months ended September 30, 2025 and approximately $924 was allocated to employees of affiliated companies and is reflected as a distribution from accumulated earnings in the condensed consolidated balance sheet at September 30, 2025.

The Company maintains a nonqualified deferred compensation arrangement (the "Rabbi Trust") which provides certain former directors of Amfac Hawaii, LLC (now known as KLC Land Company, LLC, a direct subsidiary of Kaanapali Land through which the Company conducts substantially all of its operations) and their spouses with pension benefits. The deferred compensation liability of $238 included in Other liabilities in the Company's condensed consolidated balance sheet as of September 30, 2026.

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

The One Big Beautiful Bill Act (the “OBBBA”) was enacted on July 4, 2025. The OBBBA includes the reinstatement of 100% bonus depreciation, immediate expensing of domestic research and experimental expenditures and modifications to the interest deduction limitations. The effect of the OBBBA did not have a material impact on the Company’s income tax benefit or income tax account balances for the three and nine months ended September 30, 2026.

(5)  Transactions with Affiliates

An affiliated insurance agency, JMB Insurance Agency, Inc., which has some degree of common ownership with the Company, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Commissions paid for the three and nine months ended September 30, 2026 were $0 and $29, respectively, and $0 and $26 for the three and nine months ended September 30, 2025, respectively.

The Company reimburses its affiliates for general overhead expense and for direct expenses incurred on its behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's operations. Generally, the entity that employs the person providing the services receives the reimbursement. Substantially all of such reimbursable amounts were incurred by JMB Realty Corporation or its affiliates, 900FMS, LLC, 900Work, LLC, and JMB Financial Advisors, LLC, all of which have some degree of common ownership with the Company. The total costs recorded in cost of sales and selling, general and administrative expenses in the consolidated statements of operations for the three and nine months ended September 30, 2026 were $260 and $922, respectively, and $290 and $947 for the three and nine months ended September 30, 2025, respectively, of which $268 was unpaid as of September 30, 2026.

The Company maintains a suspense account within the QRP pending allocation to the employees of certain affiliates, all of which have some degree of common ownership with the Company and were concluded as eligible participants per ERISA requirements for QRPs. The allocation of $981 and $924, which occurred during the first quarter of 2026 and 2025, respectively, was recorded as a reduction in accumulated earnings in the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025. Reference is made to Note 3. Retirement Plan Investments, for discussion regarding the QRP.

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

On August 5, 2024, NHC served KLMC with a Demand for Arbitration administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The pre-arbitration discovery process remains ongoing. The parties mutually agreed to defer the arbitration proceedings as the parties evaluate an alternative to arbitration. The arbitration proceedings have been rescheduled for June 21-25, 2027, if the parties are unable to agree to an alternative to arbitration. KLMC will continue to vigorously defend. Pursuant to the Infrastructure Improvement Agreement, on September 29, 2026, KLMC has elected to foreclose the NHC Contribution Lien, as defined. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or have a material impact on business and financial results for KLMC.

On September 4, 2026, KLMC gave NHC written notice of NHC’s default under the Infrastructure Improvement Agreement and demand for payment. NHC failed to cure its default and therefore, pursuant to its rights under the Infrastructure Improvement Agreement, on September 29, 2026, KLMC elected to initiate foreclosure proceedings on the NHC Contribution Lien and filed a complaint in Maui. On November 5, 2026, NHC filed a motion to stay or dismiss the foreclosure proceedings. There can be no assurance that KLMC will prevail in such foreclosure proceeding or that such proceeding will result in the collection of the receivable and accrued interest. Reference is made to Note 2. Land Development, for further discussion regarding the NHC arbitration.

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

The Company often seeks insurance recoveries under its policies for costs incurred or expected to be incurred for losses or claims under which the policies might apply. Coffee production and yields are subject to many factors, particularly weather related factors, including rainfall and the availability of sufficient irrigation water flowing through its irrigation system. Yields may be reduced in years of drought when irrigation water and rainfall is insufficient. The Company purchases crop insurance annually which reduces certain coffee crop production risks. In March 2026 and April 2026, the Company received $500 and $867, respectively, in crop insurance proceeds related to insured events that occurred during the 2025 crop year. In September 2026, the Company received $62 in crop insurance proceeds related to an insured event that occurred early in the 2026 crop year. The Company recognized $62 and $1,429 of crop insurance proceeds in its condensed consolidated statements of operations for the three and nine months ended September 30, 2026, respectively. In May 2025, the Company received $682 in crop insurance proceeds related to an insured event that occurred during the 2024 crop year. In August 2026, the Company received $857 from its insurance carrier related to the Train Baseyard fire, which is recorded within net gain on property damage and lost profits, net of insurance claims in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026. Reference is made to Note 1. Property, for further discussion regarding the fire. As a result of the Lahaina wildfire that occurred in August 2023, the Company received an initial, unallocated advance payment of $1,000. The Company also received insurance payments of $4,882 in June 2024, and $1,088 in August 2024, from its insurance carrier. Additionally, in January 2026, the Company received an insurance payment of $4,038, which is recorded within net gain on property damage and lost profits, net of insurance claims in the condensed consolidated statement of operations for the nine months ended September 30, 2026. Reference is made to Note 1. Property, for further discussion regarding the Lahaina wildfire.

The Company’s insurance coverage for business interruption relating to the Lahaina wildfire expired in August 2025. The Company’s insurance carrier has compensated the Company for the majority of its losses relating to business interruption through July 2025 for the lack of coffee sales in the coffee farming operations and loss of income for licensees at the Pioneer Mill site as well as partial payments for initial estimates of losses relating to structures and equipment destroyed in the fire and other claim related costs. The Company has completed the design of the relocation of its coffee mill to agriculture land owned by the Company and is currently assessing bids it received in March 2026 to determine feasibility of rebuilding the coffee mill, as well as exploring alternatives to rebuilding the mill. There can be no assurances the Company will be fully compensated for losses incurred to structures destroyed in the fire or that insurance proceeds will be sufficient to rebuild the coffee mill or other structures. Additionally, the Company could experience losses that exceed its insured limits, and further claims for certain losses could be denied or subject to reduction, deductibles or exclusions under its insurance policies. The Company has relocated its offices to temporary office facilities located on its lands in Kaanapali.

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

(7)  Calculation of Net Income (Loss) Per Share

The following tables set forth the computation of net income (loss) per share - basic and diluted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Amounts in thousands, except per share amounts)
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to stockholders	$71	$(538)	$12,823	$(2,044)
Denominator:
Number of weighted average shares outstanding
- basic and diluted	1,845	1,845	1,845	1,845
Net income (loss) per share,
- basic and diluted	$0.04	$(0.29)	$6.95	$(1.11)

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

Gain on insurance recoveries is a result of the Company’s losses caused by the destruction of the Lahaina wildfires and the Train Baseyard fire..

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Property:
Revenue from property sale	$--	$--	$19,899	$--
Other revenue	114	86	298	261
Less:
Land basis and other costs of property sale	--	--	9,616	--
Operating costs and expenses	233	247	897	788
Property tax	39	36	111	102
Credit loss reserve expense	15	15	44	47
Other selling, general and administrative expenses	259	189	609	812
Depreciation	19	19	58	55
Property operating income (loss) before income taxes	(451)	(420)	8,862	(1,543)
Agriculture
Revenue	194	161	716	333
Less:
Cost of goods sold	475	151	1,946	833
Property tax	6	5	17	15
Other selling, general and administrative expenses	4	14	28	181
Depreciation	10	15	47	44
Agriculture operating loss before income taxes	(301)	(24)	(1,322)	(740)

Operating income (loss)	(752)	(444)	7,540	(2,283)

Crop insurance proceeds	62	--	1,429	682
Gain on insurance recoveries	857	--	4,895	--
Corporate operating loss before income taxes	(96)	(284)	(1,041)	(1,100)

Income (loss) before income taxes	$71	$(728)	$12,823	$(2,701)

Identifiable assets by business segment are presented in the tables below.

	September 2026	December 2025
Identifiable Assets:
Property	$11,459	$10,012
Agriculture	53,835	58,303

	65,294	68,315
Corporate	32,020	17,434
	$97,314	$85,749

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

Land Development

In September 2014, Kaanapali Land Management Corp. (“KLMC”), pursuant to a property and option purchase agreement (“Purchase Agreement”) with Newport Hospital Corporation (“NHC”), sold a parcel of approximately 14.9 acres in West Maui. The Purchase Agreement included an Infrastructure Improvement Agreement (as subsequently amended) which commits KLMC to fund up to $0.6 million, depending on various factors, for off-site roadway, sewer and electrical improvements that will also provide service to other KLMC properties. KLMC may, at its discretion, design, construct, install, and complete all or portions of the off-site road, sewer and/or electrical improvements, in which case NHC is required to promptly pay to KLMC the total costs thereof together with interest, as defined, on the costs, attorney’s fees, court costs, and other costs of collection and future advances, less the KLMC committed amount. NHC’s commitment to pay was secured by a first priority lien upon the site (the “NHC Constribution Lien”). In relation to such sewer line improvement, in 2023, KLMC entered into a contract for $1.1 million to install the sewer line. KLMC paid $1.1 million on the contract which has been recorded as a receivable, less KLMC’s sewer line commitment of $0.2 million. In accordance with the Infrastructure Improvement Agreement, the receivable accrues interest of 6.5% and is secured by the 14.9 acre property. Due to the receipt of a Demand for Arbitration, discussed below, as of September 30, 2026, the Company recorded a $1.1 million credit loss reserve on its receivable with NHC based on its evaluation of the probability of default that exists at NHC. The amount of the credit loss reserve represents the entire receivable amount and interest incurred as of September 30, 2026.

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

On August 5, 2024, NHC served KLMC with a Demand for Arbitration, administrated by Dispute Prevention and Resolution, Inc. (“DPR”), relating to the Infrastructure Improvement Agreement and NHC’s development of the site. NHC alleges, among other things, that KLMC wrongfully caused significant delays, increased costs and related damages to NHC with respect to NHC’s planning and construction of the infrastructure improvements required of NHC under the Infrastructure Improvement Agreement (as subsequently amended). NHC seeks judgment for declaratory relief that the Infrastructure Improvement Agreement between NHC and KLMC is void; in the alternative, for reformation of the Infrastructure Improvement Agreement; for award of damages in an amount to be proven at arbitration; for attorneys’ fees and costs; for prejudgment and post-judgment interest on any monetary award; and for such other and further relief as the arbitrator deems appropriate. On October 25, 2024, KLMC filed an Answering Statement to NHC’s Demand for Arbitration and KLMC’s counterclaim against NHC. On November 5, 2024, DPR confirmed the assignment of a mutually agreed upon arbitrator. The pre-arbitration discovery process remains ongoing. The parties mutually agreed to defer the arbitration proceedings as the parties evaluate an alternative to arbitration. The arbitration proceedings have been tentatively rescheduled for June 21-25, 2027, if the parties are unable to agree to an alternative to arbitration. KLMC will continue to vigorously defend. However, there can be no assurance that the eventual outcome of the arbitration will not result in any material liability or a material impact on business and financial results for KLMC.

Due to NHC’s failure and refusal to pay the receivable, as discussed above, on September 4, 2026, KLMC gave NHC written notice of NHC’s default under the Infrastructure Improvement Agreement and demand for payment. NHC failed to cure its default and therefore, pursuant to its rights under the Infrastructure Improvement Agreement, on September 29, 2026, KLMC elected to initiate foreclosure proceedings on the NHC Contribution Lien and filed a complaint in Maui. On November 5, 2026, NHC filed a motion to stay or dismiss the foreclosure proceedings. There can be no assurance that KLMC will prevail in such foreclosure proceeding or that such proceeding will result in the collection of the receivable and accrued interest.

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

Comparison of Results of Operations

The decrease in property, net as of September 30, 2026 as compared to December 31, 2025 and the related increase in sales and lease income and cost of sales for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is primarily due to the sale of the Pioneer Mill site that closed on March 10, 2026.

The decrease in retirement plan investments as of September 30, 2026 as compared to December 31, 2025, is primarily due to the QRP allocation that was made to plan participants during the three months ended March 31, 2026.

The increase in crop insurance proceeds for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is due to crop insurance proceeds received related to insurable events that occurred during the 2025 and 2026 crop years.

The increase in gain on insurance recoveries for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 is due to insurance proceeds the Company received from its insurance carrier in August 2026 for claims that were submitted related to the Train Baseyard fire, as well as insurance proceeds received in January 2026 for claims that were submitted related to the losses that were incurred during 2023 related to the Lahaina wildfire.

See also the notes to the condensed consolidated financial statements included in Item 1. Financial Statements, for additional discussion of items addressing comparability between the three and nine months ended September 30, 2026 and 2025.

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

The Company had cash and cash equivalents of approximately $37 million as of September 30, 2026 which is available for, among other things, working capital requirements, including future operating expenses, the possible rebuilding of the coffee mill and replacement of equipment and structures destroyed in the Lahaina wildfire, and the Company's obligations for engineering, planning, regulatory and development costs, drainage and utilities, environmental remediation costs on existing and former properties, certain commitments with the State of Hawaii for the development of the Lahaina Bypass Highway, potential liabilities resulting from tax audits, and existing and possible future litigation. The Company does not anticipate making any distributions for the foreseeable future.

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

Cash Flows

Net cash flows provided by investing activities for the nine months ended September 30, 2026 were approximately $2 million due to insurance proceeds received related to the Train Baseyard fire, the Lahaina wildfires, as well as, proceeds from retirement plan investments. Net cash flows used in financing activities for the nine months ended September 30, 2026 were approximately $1 million due to retirement plan investments allocated to participants in the QRP who are employees of certain affiliates of the Company.

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

Change in internal control over financial reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

KAANAPALI LAND, LLC

By:	Pacific Trail Holdings, LLC (sole member)

/s/ Richard Helland
By:	Richard Helland, Vice President
Date:	November 12, 2026

/s/ Richard Helland
By:	Richard Helland, Vice President and Principal Accounting Officer
Date:	November 12, 2026